Form 10-K
period 2017-12-31
PRUCO LIFE INSURANCE CO
filed 2018-03-08
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 8, 2018, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2018, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2017.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (I) (1) (a) and (b) on Form 10-K
and is therefore filing this Form with reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) the U.S. Department of Labor’s fiduciary rules and other fiduciary rule developments, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

Part 1
Item 1. Business
Overview
Pruco Life Insurance Company (“Pruco Life”) is a wholly-owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”), which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). See Note 1 to the Consolidated Financial Statements for additional information.
Pruco Life has two subsidiaries, including one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey (“PLNJ”), and one indirect investment subsidiary formed in 2009 for the purpose of holding certain commercial loan and other investments. Pruco Life and its subsidiaries are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.
PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only.
On January 2, 2013, Prudential Insurance acquired the individual life insurance business of The Hartford Financial Services Group, Inc. through a reinsurance transaction. In connection with this transaction, Prudential Insurance retroceded to the Company the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”) with account values of approximately $4 billion as of January 2, 2013. The Company has reinsured more than 79,000 GUL policies with a net retained face amount in force of approximately $30 billion. The Company then retroceded all of the GUL policies to an affiliated captive reinsurance company. Collectively, these transactions do not have a material impact on equity, as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), or the statutory capital and surplus of the Company. See Note 12 to the Consolidated Financial Statements for additional information.
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
Competition
In our annuity business, we compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, primarily based on our innovative product features and our risk management strategies. We also compete based on brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities.
In recent years, we have experienced a dynamic competitive landscape. We proactively monitor changes in the annuity marketplace, and continue to take actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to adjust benefits, pricing and commissions as well as closing of certain share classes. We also suspended or limited additional contractholder deposits for certain variable annuities with certain optional living benefit riders. Similarly, certain of our competitors have taken actions to modify benefits, to exit, or limit their presence in, the variable annuity marketplace. We have utilized external reinsurance as a form of risk mitigation, as discussed below, and incorporated provisions in the design of certain products that allow frequent revisions of key pricing elements for new business. In addition, we continue to introduce new products to broaden our offerings and diversify our risk profile, and also continue to look for opportunities to further enhance and differentiate our current suite of products to attract new customers while managing risks and responding to market conditions and regulatory changes.

In our life insurance business, we compete with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, including the speed and ease of underwriting, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term life insurance policies; the availability, utilization and timing of tax deductions associated with statutory reserves; product designs that impact the amount of statutory reserves and the associated tax deductions; the timing of principles-based reserving adoption, the level and volatility of interest rates, and our expense structure.
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
We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit, an optional enhanced death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional guaranteed living benefit which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Our results are impacted by the fee rates we assess on our products. Some of our historical in force products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.
The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits. An optional enhanced death benefit called Legacy Protection Plus is available only at time of purchase and not in combination with any other benefit options. Under the Legacy Protection Plus benefit, the Company maintains a separate death benefit amount based on the contract holder's purchase payments increasing at a preset rate on an annual basis.
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
In addition, most contracts also guarantee the contractholder's beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Certain in force contracts include guaranteed benefits which are not currently offered with new sales, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period.

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
Term Life Insurance
The Company offers a variety of term life insurance products, which represent 66% of our net individual life insurance in force at December 31, 2017, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.
Variable Life Insurance
The Company offers a number of variable life insurance products, which represent 18% of our net individual life insurance in force at December 31, 2017, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.
Universal Life Insurance
The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 13% of our net individual life insurance in force at December 31, 2017, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at December 31, 2017. These include products that allow the policyholder to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

Marketing and Distribution
Third Party Distribution
Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, banks and wirehouses, and independent financial planners. Additionally, our variable annuity products are distributed through financial professionals, including those associated with Prudential Advisors, an affiliated broker-dealer. Our distribution efforts are supported by a network of internal and external wholesalers.
Our individual life products are offered through a variety of third-party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. The Company focuses on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.
Prudential Advisors
Prudential Advisors distributes Prudential universal, term and variable life insurance, variable and fixed annuities and investment products with proprietary and non-proprietary investment options, as well as selected insurance products manufactured by other companies primarily to individual customers and small business owners in U.S. markets. Prudential Insurance pays Prudential Advisors a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement. See Note 14 to the Consolidated Financial Statements for a discussion of "Expense Charges and Allocations".
For information regarding the U.S. Department of Labor ("DOL") fiduciary rule and its impact on our individual annuities and individual life businesses, see “Regulation-ERISA and DOL Fiduciary Rules” below.
Underwriting and Pricing
We earn asset management fees determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality, expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.
We price our variable annuities based on an evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs. Our pricing is also influenced by competition, and assumptions regarding contractholder behavior, including persistency (the probability that a policy or contract will remain in force), benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse or positive effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.
We price our fixed annuities and the fixed-rate accounts of our variable annuities based on assumed investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.
Underwriters assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We continually update our guidelines to keep pace with changes in healthcare, research, and experience. We have also introduced new underwriting approaches designed to selectively accelerate and enhance the existing underwriting process. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We price policies using assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves
We establish reserves for our annuity products in accordance with U.S. GAAP. We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and annuitization rates. Certain of the guaranteed living benefit features on our variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders' account balances also include provisions for a non-life contingent payout annuity benefits. For information on developments regarding statutory reserves for variable annuities, see “Regulation-Insurance Operations-State Insurance Regulation-Financial Regulation-Variable Annuities” below.
We establish reserves for our life products in accordance with U.S. GAAP. For term life insurance policies and other benefits with fixed and guaranteed terms, we use best estimate assumptions with provisions for adverse deviation as of inception when establishing reserves for future policyholder benefits and expenses including assumptions for mortality, investment yield, expenses, and policy persistency. We use current best estimate assumptions when establishing reserves for no lapse guarantees, which includes an assumption for future premium payments. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. For variable and universal life insurance policies, we establish liabilities for policyholders’ account balances. These liabilities represent cumulative deposits plus credited interest, less withdrawals, and expense and cost of insurance charges, as applicable. Policyholders’ account balances also include unearned revenue reserves calculated based on current best estimate assumptions. For information on developments regarding statutory reserves for life insurance products, see "Regulation-Insurance Operations-State Insurance Regulation-Financial Regulation-Insurance Reserves and Regulatory Capital" below.
Reinsurance
The Company participates in reinsurance with its parent company, Prudential Insurance, other affiliates and third-party reinsurers in order to provide risk diversification and additional capacity for future growth and limit the maximum net loss potential arising from large risks. The Company also uses reinsurance as part of its risk management and capital management strategies for certain of its variable annuity optional living benefit features. Life products use reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We evaluate the financial condition of unaffiliated reinsurers and monitor the concentration of counterparty risks to mitigate exposure.
We have reinsured the majority of our mortality risk in our individual life products. For most inforce policies, as of the end of 2017, the maximum amount of mortality risk we may retain on any policy was generally $100,000. However, in 2017, a new reinsurance strategy was adopted that applies to most new universal life and variable life business.  For the new business, Pruco Life retains the mortality risk not ceded to third-party reinsurers, which may be up to $20 million on a single life. See Note 12 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.
In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain corporate-owned life insurance policies (“COLI”). See Note 12 to the Consolidated Financial Statements for more information related to these policies.
Regulation
Overview
Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) discussed below. In addition, we cannot predict how current or future initiatives will impact these existing laws, regulations, and regulatory frameworks.

State insurance laws regulate all aspects of our business. Insurance departments in the District of Columbia, Guam and all states monitor our insurance operations. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona Department of Insurance (“AZDOI”). Our subsidiary PLNJ is domiciled in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance ("NJDOBI"). Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance and annuity products are substantially affected by federal and state tax laws.
The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below under the following section headings:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

•	ERISA and DOL Fiduciary Rules

•	State Insurance Holding Company Regulation

•	Insurance Operations

◦	State Insurance Regulation

◦	Federal and State Securities Regulation Affecting Insurance Operations

•	Derivatives Regulation

•	Privacy and Cybersecurity Regulation

•	Anti-Money Laundering and Anti-Bribery Laws

•	Unclaimed Property Laws

•	Taxation

•	International and Global Regulatory Initiatives
Several of Prudential Financial’s domestic and foreign regulators, including the Board of Governors of the Federal Reserve System (“FRB”), the NJDOBI and the AZDOI, participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2017.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Dodd-Frank subjects Prudential Financial to substantial federal regulation, primarily as a non-bank financial company (a “Designated Financial Company”) designated for supervision by the FRB as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends.
Initiatives Regarding Dodd-Frank and Financial Regulation
In November 2017, the U.S. Department of the Treasury released a report titled "Financial Stability Oversight Council Designations", with recommendations on the Financial Stability Oversight Council's (the "Council") standards and processes for the designation and continued designation of Designated Financial Companies. The Treasury was directed by President Trump in an April 2017 memorandum to review the process and issue the report. The report recommends, among other things, prioritizing an activities-based approach over the use of individual company designations, enhancing coordination and engagement with primary insurance regulators at the state level, and improving the analysis used to support determinations.
In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance.” The Treasury was directed by President Trump in a February 2017 executive order to review the regulation of the financial system and issue the report. The report identifies laws, regulations and other requirements that promote or inhibit certain core principles of financial regulation that are outlined in the order. Among other things, the report recommends that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirms the role of the U.S. state-based system of insurance regulation. In addition, the report supports current efforts at the DOL to reexamine, and delay full implementation of, the fiduciary rules, and encourages the DOL and the SEC to work with state insurance regulators to evaluate the impacts of the fiduciary rules across markets.

In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which, if enacted, would amend certain provisions of Dodd-Frank, including the authority of the Council to designate non-bank financial companies for enhanced supervision by the FRB. In addition, from time to time other legislation aimed at limiting Dodd-Frank has been proposed.
We cannot predict whether the Treasury reports, the Financial CHOICE Act or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company, or lead to the removal of Prudential Financial’s Designated Financial Company status.
Regulation as a Designated Financial Company
Dodd-Frank established the Council which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either (i) material financial distress at Prudential Financial or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of Prudential Financial’s activities could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion. Under Dodd-Frank the Council is required to reevaluate this designation at least annually. The Council last voted to maintain Prudential Financial’s designation in December 2015, and Prudential Financial's designation is currently being reevaluated.
Thus far the FRB has focused its general supervisory authority over us in several areas, including oversight of our capital planning and risk management processes, model governance and validation, liquidity management, compliance, information and technology security, and resolution and recovery planning.
As a Designated Financial Company, Prudential Financial is, or may become, subject to the following standards (many of which are the subject of ongoing rule-making as described below), among others:

•
Capital, leverage and liquidity requirements. Dodd-Frank requires the FRB to establish requirements and limitations relating to capital, leverage and liquidity. The FRB issued an advance notice of proposed rulemaking in June 2016 regarding approaches to minimum regulatory capital requirements, but otherwise has taken no public action.

•
Corporate governance, risk management and liquidity risk requirements. The FRB issued a proposed rule in June 2016 that would apply consistent liquidity risk, corporate governance, and risk-management standards to Designated Financial Companies, but has not issued a final rule.

•
Stress testing. Dodd-Frank requires Prudential Financial to be subject to stress tests to be promulgated by the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements in the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date.

•	Early remediation. The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies.

•
Resolution planning. Prudential Financial is required to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, a plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its last resolution plan in December 2015. In July 2017, the FRB and the FDIC announced that the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018. If the FRB and the FDIC were to jointly determine that Prudential Financial's 2015 resolution plan, or any future resolution plan, is not credible or would not facilitate an orderly resolution of Prudential Financial under applicable law, and Prudential Financial is unable to remedy the identified deficiencies in a timely manner, the regulators may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require Prudential Financial to divest assets. The FRB and FDIC have thus far issued no comments on Prudential Financial's 2015 resolution plan.

•
Recovery planning. Prudential Financial is also required to submit to the FRB a recovery plan that describes the steps that Prudential Financial could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios. Prudential Financial submitted its first recovery plan in 2016. Prudential Financial is scheduled to submit its next recovery plan in June 2019.

•
Credit exposure limits. Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus. The FRB has not proposed any such rule.

•
Acquisitions. As a Designated Financial Company, Prudential Financial must seek pre-approval from the FRB for the acquisition of specified interests in certain companies engaged in financial activities.

•
Recommendations to other regulators. The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices Prudential Financial and other insurers or other financial services companies engage in.

•
Activities based capital requirements. As a Designated Financial Company, Prudential Financial could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

ERISA and DOL Fiduciary Rules
The Employee Retirement Income Security Act ("ERISA") is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Prudential Financial’s insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where Prudential Financial may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, Prudential Financial becomes subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect Prudential Financial’s ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.
DOL Fiduciary Rules and Other Fiduciary Rules Developments
In April 2016, the Department of Labor ("DOL") issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA (collectively, the “Rules”). The Rules redefine who is considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts ("IRAs"), and generally provide that investment advice to a plan participant or IRA owner will be treated as a fiduciary activity. The Rules became applicable, in part, on June 9, 2017 and the remainder of the Rules will become applicable on July 1, 2019. In November 2017, the DOL announced an 18-month extension of the previous January 1, 2018 applicability date for the remainder of the Rules in order to give the DOL the time necessary to consider public comments received in response to a DOL request for information (as further described below), including whether changes and alternatives to the Rules would be appropriate.
In February 2017, President Trump directed the DOL to examine the Rules to determine whether they may adversely affect access to retirement information and advice and, if so, to issue a proposed rule rescinding or revising the Rules. In connection with the ongoing examination of the Rules as directed by President Trump, the DOL issued a request for information seeking public comment on the Rules. In addition, the Secretary of Labor has stated that he will seek to engage with the SEC on the Rules. In June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. The National Association of Insurance Commissioners (“NAIC”) has also formed an Annuity Suitability Working Group, which is considering the development of enhanced standards for the sale of annuities. In addition, in December 2017, the New York State Department of Financial Services (“NY DFS”) proposed amendments to its suitability regulations which, if enacted, would impose a best-interest standard to the sale of all annuity and life insurance products in New York, and other state regulators and legislatures have adopted or are considering adopting best interest standards. We cannot predict what impact these developments will have on the Rules and their application to our products or on the standard of conduct applicable to some of our businesses.
We believe the Rules primarily impact our individual annuities business and our Prudential Advisors distribution system, which we include in our individual life business. Overall, the Rules have resulted in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. In addition, we have experienced a decline in sales in our annuities business, which may continue. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors. We have taken the steps we believe are necessary to comply with the part of the Rules currently in effect which pertains to the “best interest contract exemption” for investment advice concerning retirement plans and IRAs, including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules have also resulted in changes to compensation and benefit structures, and our product offerings. The Rules impose compliance requirements and may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. Unless revised, one of the parts of the Rules scheduled to become applicable in 2019 requires a financial institution, if it wishes to rely on the best interest contract exemption in the Rules, to enter into a contract with each customer to whom “investment advice” is given. This contract must provide, among other things, for a new private right of action that may result in additional damages and liability.

•
Annuities. In response to the Rules becoming effective, certain distributors restricted the sale of certain types of annuities. During the delay of certain requirements until July 2019, all qualified sales of variable and fixed annuities are generally subject to the same “impartial conduct standards” under the Rules. If the Rules become effective in their current form, following the July 2019 effective date, sales of variable annuities by our retail distributors, including Prudential Advisors, would only be permitted pursuant to the best interest contract exemption described above, while sales of certain fixed annuities would be permitted pursuant to the best interest contract exemption or a separate exemption. In addition, in some instances we are altering our product design, offerings or pricing to meet the needs of certain distributors to support their compliance with the Rules. We are also monitoring and limiting certain wholesaling and other sales support and customer service activities to continue not to be classified as a fiduciary under the Rules.

The Rules have had an impact on our businesses as described above, and any revised Rules or additional standards developed by the DOL, the SEC or the NAIC and state regulators may further affect our businesses, results of operations, cash flows and financial condition.
State Insurance Holding Company Regulation
We are subject to the Arizona insurance holding company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the AZDOI. Similar laws are applicable to PLNJ in New Jersey.
Most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer's holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of its insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states' statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which its U.S. insurance companies are domiciled will be in violation of these states' laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator. In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.
Group-Wide Supervision
The NJDOBI has acted as the group-wide supervisor of Prudential Financial since 2015 pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.
The NAIC has promulgated model laws for adoption in the United States that would provide for “group-wide” supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies.
Some laws which facilitate group-wide supervision have already been enacted in the jurisdictions in which Prudential Financial operates, such as Own Risk and Solvency Assessment ("ORSA") reporting, which requires larger insurers to assess the adequacy of its and its group's risk management and current and future solvency position, and Corporate Governance Annual Disclosure reporting, which requires reporting on governance, policies and practices.
The NAIC has formed a working group to develop a U.S. group capital calculation using a risk-based capital ("RBC") aggregation methodology. In constructing the calculation the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”).
The NAIC has also established a new initiative to develop a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity, resolution and recovery, capital stress testing, and counterparty exposure and concentration. We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on Prudential Financial.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2016, as part of the normal five year examination, AZDOI, NJDOBI, along with the insurance regulators of Connecticut and Indiana commenced a coordinated risk-focused financial examination for the five-year period ended December 31, 2016, covering Prudential Financial and all of its subsidiaries in connection with NJDOBI’s role as group-wide supervisor. We expect the exam to be completed in 2018.
Insurance Operations
State Insurance Regulation
State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: (1) licensing to transact business; (2) licensing agents; (3) admittance of assets to statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms; (6) regulating unfair trade and claims practices; (7) establishing reserve requirements and solvency standards; (8) fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulating the type, amounts and valuations of investments permitted; (10) regulating reinsurance transactions, including the role of captive reinsurers; (11) establishing disclosure requirements; and (12) other matters.
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
Risk-Based Capital. We are subject to RBC requirements that are designed to enhance regulation of insurers’ solvency. The RBC calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.
The NAIC’s Investment Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets including expanding for RBC purposes, the current NAIC designations from six to twenty. Additional adjustments to the RBC calculation are also under consideration by the NAIC, including new charges for longevity risk and operational risk. Due to the ongoing nature of the NAIC’s activities regarding RBC, we cannot determine the ultimate timing of these changes or their impact on RBC or on our financial position.
Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.
In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three-year phase-in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, but must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. During 2017, the Company adopted principles-based reserving for its guaranteed universal life products and introduced updated versions of these products that are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under Actuarial Guideline No. 48 ("AG 48"). AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be cash and rated securities, and the portion that may be financed or supported by other assets. The Credit for Reinsurance Model Law and the Term and Universal Life Insurance Reserving Financing Model Regulation, which are consistent with AG 48, will replace AG 48 in a state upon the state’s adoption of the model law and regulation. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings, such as term and variable life insurance.

As a result of an agreement with the NY DFS regarding PLNJ's reserving methodologies for certain variable annuity and life insurance products, PLNJ holds additional statutory reserves on a New York basis, which reduces PLNJ's New York statutory surplus. PLNJ is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, its state of domicile, and therefore do not impact PLNJ's RBC ratios; however, the agreed reserve methodology may require PLNJ to hold additional New York statutory reserves in the future. If PLNJ were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, PLNJ's ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.
Captive Reinsurance Companies. The Company has used captive reinsurance affiliates to finance the portion of the statutory reserves for term and universal life policies that we consider to be non-economic. If we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory changes or otherwise, this could require us to increase prices, reduce our sales of certain life products, or modify certain products, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Financing Activities-Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing.
Variable Annuities. In November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove the impetus for insurers to cede risk to captives. The framework contemplates extensive changes to the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure.
In December 2017, the NAIC exposed for public comment proposed recommendations and revisions to the current Actuarial Guideline No. 43 (“AG 43”) and RBC “C-3 Phase II” framework applicable to variable annuities reserve and capital requirements. Proposed changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) reforming standard scenarios for AG 43 and C3 Phase II; (iii) revising asset admissibility for derivatives and deferred tax assets; and (iv) standardizing capital market assumptions and aligning total asset requirements and reserves. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to predict the timing of any new rules or their expected effects on our business. If applicable insurance laws are changed in a way that impairs our ability to write variable annuities and efficiently manage their associated risks, we may need to increase prices or modify our products, which could also adversely affect our competitiveness, capital and financial position and results of operations.
During 2016 the Company executed the "Variable Annuities Recapture". While the Company completed the Variable Annuities Recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, the Company believes the Variable Annuities Recapture is reasonably aligned with the key concept changes planned under the framework. For information on the Variable Annuities Recapture, see "Business-Variable Annuities Recapture".
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
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to contractholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer's proportionate share of the line of business written by all member insurers in the state. While we cannot predict the amount and timing of future assessments on the Company under these laws, Prudential Financial has established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.
Federal and State Securities Regulation Affecting Insurance Operations
Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC and the Financial Industry Regulatory Authority ("FINRA"). Federal securities regulation affects investment advice, sales and related activities with respect to these products.
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

Federal Insurance Office
Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council, monitoring the insurance sector and representing the U.S. on prudential aspects of international insurance matters, including at the IAIS.
Derivatives Regulation
Prudential Financial and its subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency and equity market exposures. Dodd-Frank established a framework for regulation of the over-the-counter derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Affiliated swaps entered into between Prudential Financial subsidiaries are generally exempt from most of these requirements.
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
Privacy and Cybersecurity Regulation
We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross-border transfer or use of employee and customer personal information. These laws, regulations and directives also:

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
Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the European Union’s General Data Protection Regulation, which is scheduled to become effective in May 2018, confers additional privacy rights on individuals in the European Union and establishes penalties for violations. In addition, legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.
In March 2017, the NY DFS's new cybersecurity regulation went into effect. The regulation requires financial institutions regulated by NY DFS, including Prudential Financial's insurance subsidiaries licensed in New York, to establish a cybersecurity program. The regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. In addition, in October 2017, the NAIC adopted the Insurance Data Security Model Law that is consistent with the New York regulation. The model law in turn is expected to form the basis for legislation in the other states in which Prudential Financial's insurers operate.
The Company is monitoring regulatory guidance and rulemaking in this area, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups, and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

Anti-Money Laundering and Anti-Bribery Laws
Our business is subject to various anti-money laundering and financial transparency laws and regulations that seek to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers. We are also subject to various laws and regulations relating to corrupt and illegal payments to government officials and others, including the U.S. Foreign Corrupt Practices Act and the U.K.’s Anti-Bribery Law. The obligation of financial institutions, including the Company, to identify their clients, to monitor for and report suspicious transactions, to monitor dealings with government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls.
Unclaimed Property Laws
We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 11 to the Consolidated Financial Statements.
Taxation
U.S. Taxation
Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the dividends received deduction ("DRD") and certain tax credits. For tax years prior to 2018, the applicable statutory federal tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.
H.R.1, also referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”), was enacted into law on December 22, 2017 and is generally effective starting in 2018. The Tax Act of 2017 changes the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company are: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; and (3) an increased capitalization and amortization period for acquisition costs related to certain products.
Our analysis of the Tax Act of 2017 is ongoing, as guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. The law is also expected to reduce the Company’s statutory capital and risk-based capital. For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital.”
Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings or the taxation of life insurance products.
U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. The Tax Act of 2017 did not change these rules, though it is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. The general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products.

The products we sell have different tax characteristics and in some cases generate tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.
The level of profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.
International and Global Regulatory Initiatives
In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the FSB, which consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.
In July 2013, Prudential Financial along with eight other global insurers, was designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Similar assessments were performed and subsequent G-SII designation lists were issued annually through November 2016. Prudential Financial remained designated as a G-SII throughout this period. In November 2017, the FSB announced that the list of G-SIIs identified in 2016 would stand until further consideration in November 2018. The FSB also recommended that the IAIS continue ongoing efforts to develop an activities based approach to assessing and managing potential systemic risk in the insurance sector.
At the direction of the FSB, the IAIS has developed a set of group level policy measures for insurance supervisors to apply to G-SIIs, including two group-wide capital standards. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. In February 2017, the IAIS, with the approval of the FSB, delayed jurisdictional implementation of HLA until 2022 at the earliest and advised that the ICS would replace the BCR as the foundation for the HLA requirement.
In addition to G-SII related policy measures, the IAIS is developing the Common Framework for the Supervision of Internationally Active Insurance Groups ("ComFrame"). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame are being developed iteratively through a series of public consultations and are scheduled to be adopted by the IAIS in 2019. The ICS, which is the capital adequacy component of ComFrame, is also being developed iteratively through both a series of public consultations and voluntary field tests. Recently, the IAIS announced an agreement among its members on the development and implementation of the ICS. Terms of the agreement include: adoption of the ICS by the IAIS in 2019; a five-year monitoring phase beginning in 2020 during which Internationally Active Insurance Groups (“IAIGs”) are to report ICS results to their group supervisory authorities; and implementation of the ICS at the jurisdictional level in 2026.
As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the BCR, ICS and HLA standards. However, if the policy measures were adopted by either Prudential Financial's group supervisory authorities in the U.S. or supervisors of Prudential Financial's international operations or companies, Prudential Financial could become subject to these standards. Adoption of IAIS policy measures could impact the manner in which Prudential Financial deploys its capital, structures and manages its businesses, and otherwise operates both within the U.S. and abroad. The possibility of inconsistent and conflicting regulation of the Prudential Financial at the group level and the subsidiary level also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
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
Overview
On an annual basis, the Company reviews its risk identification framework which documents the definition, potential manifestation, and management of its risks. These Risk Factors describe the Company’s material risks and their potential manifestation, as reflected in the risk identification framework.
The Company has categorized its risks into tactical and strategic risks. Tactical risks may cause damage to the Company, and the Company seeks to manage and mitigate them through models, metrics and the overall risk framework. The Company’s tactical risks include investment, insurance, market, liquidity, and operational risk. Strategic risks can cause the Company’s fundamental business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory, technological changes and other external factors. These risks, as well as the sub-risks that may impact the Company, are discussed below.
Investment Risk
Our investment portfolios are subject to the risk of loss due to default or deterioration in credit quality or value.
We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and alternative assets including private equity, hedge funds and real estate. We are also exposed to investment risk through a potential counterparty default.
Investment risk may result from: (1) economic conditions; (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace; (3) volatility; (4) credit spread changes; (5) benchmark interest rate changes; and (6) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which are subject to change and different interpretation and could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 3 to the Consolidated Financial Statements.
Our investment portfolio is subject to credit risk, which is the risk that an obligor (or guarantor) is unable or unwilling to meet its contractual payment obligations on its fixed maturity security, loan or other obligations. Credit risk may manifest in an idiosyncratic manner (i.e., specific to an individual borrower or industry) or through market-wide credit cycles. Financial deterioration of the obligor increases the risk of default and may increase the capital charges required under such regimes as the NAIC RBC, or other constructs to hold the investment and in turn, potentially limit our overall capital flexibility. Credit defaults (as well as credit impairments, realized losses on credit-related sales, and increases in credit related reserves) may result in losses which adversely impact earnings, capital and our ability to appropriately match our liabilities and meet future obligations.
Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses will depend on then current market conditions and the length of time required to enter into a replacement transaction with a new counterparty. Losses are likely to be higher under stressed conditions.

Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide cash flows over longer periods of time, aligning with the emergence of cash flows of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets for which price transparency is more opaque include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower than expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.
Insurance Risk
We have significant liabilities for policyholders benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our best estimate insurance assumptions, including mortality and policyholder behavior assumptions. We provide a variety of insurance products that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Accounting Policies and Pronouncements-Application of Critical Accounting Estimates-Insurance Liabilities.”
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•
Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of geographic areas (including major metropolitan centers, where we have concentrations of customers), concentrations of employees or significant operations, and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•
Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that can emerge gradually over time. Longevity products, such as annuities and pension risk transfer, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

•
Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected. Policyholder behavior risk includes the following components:

•
Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

•
Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. Finally, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long-term as the excess outflow is paid over time.

Our ability to reprice products is limited, and may not compensate for deviations from our expected insurance assumptions.
Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Finally, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.
Market Risk
The profitability of many of our insurance and annuity products are subject to market risk. Market risk is the risk of loss from changes in interest rates and equity prices.
The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on market conditions.
Derivative instruments we use to hedge and manage interest rate and equity market risks associated with our products and businesses, and other risks might not perform as intended or expected resulting in higher than expected realized losses and stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.
Market risk may limit opportunities for investment of available funds at appropriate returns, including due to the current low interest rate environment, or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.
Our investments, results of operations and financial condition may also be adversely affected by developments in the global economy, and in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy, and adverse political developments). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.
For a discussion of the impact of changes in market conditions on our financial condition see “Quantitative and Qualitative Disclosures About Market Risk".

Our insurance and annuity products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. Some product liabilities are expected to have only modest risk related to interest rates because cash flows can be matched by available assets in the investable space. The interest rate risk emerges primarily from their tail cash flows (30 years or more), which cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.
Our exposure to interest rates can manifest itself over years as in the case of earnings compression or in the short term by creating volatility in both earnings and capital. For example, some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we must invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.
Alternatively, when interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher-yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress.
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
Guarantees within certain of our products, in particular our variable annuities, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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

Liquidity Risk
As a financial services company, Pruco Life is exposed to liquidity risk, which is the risk that Pruco Life is unable to meet near-term obligations as they come due.
Liquidity risk is a manifestation of events that are driven by other risk types (market, insurance, investment, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources may be unavailable or inadequate to satisfy the liquidity demands described below.
The Company has four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:

•
Derivative collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets may increase collateral requirements to counterparties and create liquidity risk for the Company.

•
Asset liability mismatch: There are liquidity risks associated with liabilities coming due prior to the matching asset cash flows. Structural maturities mismatch can occur in activities such as securities lending, where the liabilities are effectively overnight open transactions used to fund longer term assets.

•
Wholesale funding. We depend upon the financial markets for funding. These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

•
Insurance cash flows. We face potential liquidity risks from unexpected cash demands due to severe mortality calamity or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

For a discussion of Pruco Life's liquidity and sources and uses of liquidity see “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources-Liquidity.”
Operational Risk
Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events. An operational risk failure may result in one or more actual or potential impacts to the Company.
Operational Risk Types

•	Processes - Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices.

•	Systems - Failures during the development and implementation of new systems; systems failures.

•	People - Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.

•	External Events - External crime; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.

•	Legal - Legal and regulatory compliance failures.
Potential Impacts

•	Financial losses - The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.

•
Customer impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.

•
Regulatory fines or sanctions - When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.

•	Legal actions - Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.
Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 11 to the Consolidated Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements. We may become subject to additional regulatory and legal actions in the future.

Key Enterprise Operational Risks - Key enterprise operational risks include the following:
We are subject to business continuation risk, which is the risk that our systems and data may be disrupted. We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. We may experience a business continuation event as a result of:

•	Severe pandemic, either naturally occurring or intentionally manipulated pathogens.

•	Geo-political risks, including armed conflict and civil unrest.

•	Terrorist events.

•	A significant natural or accidental disaster.
We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector. Risks related to cyber-attacks arise in the following areas:

•
Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks associated with trusted insiders (i.e., employees, consultants, or vendors who are authorized to access the Company’s systems) remain and cannot be effectively mitigated using technology alone.

•
Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.

•
In the past, hackers went after credit and debit card data, which is easy to monetize. As credit card security improves, the hackers will look to other sources of monetization, specifically personally identifiable information or using cyber-attacks or the threat of cyber-attacks to extort money from companies.

•
Nation-state sponsored organizations are engaged in cyber-attacks but not necessarily for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs. As evidenced by the ability of criminal organizations and nation-states to successfully breach large financial institutions and the U.S. government, no organization is fully immune to cyber-attacks.

•
We have also seen an increase in non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems, and we anticipate the attempts will become more common.

•
We rely on third parties to provide services as described further below. While we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

We may not adequately ensure the privacy of sensitive data. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential policyholder information, including in some instances sensitive health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above.
Third parties (outsourcing providers, vendors and suppliers) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the U.S.

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
In addition, when our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business. We also have a large captive distribution channel and we are subject to the risk that our monitoring and controls will not detect inappropriate sales practices or misconduct by our own agents.
As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.
Strategic Risk
We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, tactical risks may become strategic risks. For example, interest rates remaining low for a long time may, at some point, cause us to change our sales goals, exit a certain business, and/or change our business model.
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business-Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•	Prudential Financial's regulation as a Designated Financial Company and the associated enhanced prudential standards, many of which are subject to ongoing rule-making.

•	Financial sector regulatory reform that may arise out of reports issued by the U.S. Treasury.

•	Changes in tax law.

•	The DOL fiduciary rules.

•
Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.

•	Privacy and cybersecurity regulation.
Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, see Note 2 to the Consolidated Financial Statements.

Technological changes may be unsettling to our business model. We believe there are three aspects of technological change that would significantly impact our business model as described below. There may be other unforeseen changes in technology which may have a significant impact on our business model.

•
Interaction with customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences may drive a need to redesign products. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model over the next 10 years.

•
Investment Portfolio. Technology may have a significant impact on the companies in which the Company invests. For example, environmental concerns spur scientific inquiry which may re-position the relative attractiveness of wind or sun power over oil and gas. The transportation industry may favor alternative modes of conveyance of goods which may shift trucking or air transport out of favor. Consumers may change their purchasing behavior to favor online activity which would change the role of malls and retail properties.

•
Medical Advances. The Company is exposed to the impact of medical advances in two major ways. Genetic testing and the availability of that information unequally to consumers and insurers can bring anti-selection risks. Specifically, data from genetic testing can give our prospective customers a clearer view into their future, allowing them to select products protecting them against likelihoods of mortality or longevity with more precision. Also, technologies that extend lives will challenge our actuarial assumptions especially in the annuity-based businesses.

Other factors may be unsettling to our business model. The following items are examples of those which, among others, could have a meaningful impact on our business.

•
A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including our Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.

•
London Inter-Bank Offered Rate ("LIBOR") reform may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value may be tied to LIBOR. Actions by regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR) may result in changes to the way LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has announced its plans to begin publishing, in mid-2018, a Secured Overnight Funding Rate ("SOFR") which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how markets will respond to these new rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of such instruments.

•
The changing competitive landscape may adversely affect the Company. In each of our businesses we face intense competition from insurance companies and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies have the potential to disrupt industries globally, and many participants have been partially funded by industry players.

•
Climate Change may increase the severity and frequency of calamities, or adversely affect our investment portfolio. Climate change may increase the frequency and severity of weather related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments. We cannot predict the long-term impacts on us from climate change or related regulation.

•	Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:

◦
A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.

◦
Lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•
Our reputation may be adversely impacted if any of the risks described in this section are realized. Reputational risk could manifest from any of the risks as identified in the Company’s risk identification process. Failure to effectively manage risks across a broad range of risk issues exposes the Company to reputational harm. If the Company were to suffer a significant loss in reputation, both policyholders and counterparties could seek to exit existing relationships.  Additionally, large changes in credit worthiness, especially credit ratings, could impact access to funding markets while creating additional collateral requirements for existing relationships. The mismanagement of any such risks may potentially damage our reputational asset. Our business is anchored in the strength of our brand, our alignment to our values, and our proven commitment to keep our promises to our customers. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to our reputation.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 14 to the Consolidated Financial Statements.
Item 3.  Legal Proceedings
See Note 11 to the Consolidated Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.
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
Profitability
The Company’s profitability depends principally on its ability to price our insurance and annuity products at a level that enables us to earn a margin over the costs associated with providing benefits and administering those products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, and our ability to attract and retain customer assets, generate and maintain favorable investment results, effectively deploy capital and utilize our tax capacity, and manage expenses. See “Risk Factors” for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.
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
Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company and associated risks, including changes in U.S. tax legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Department of Labor’s fiduciary rules and fiduciary rules being developed by other regulators.

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
Impact of a Low Interest Rate Environment
As a global financial services company, market interest rates are a key driver of the Company's results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

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
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 6 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums or gross profits, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities”. As of December 31, 2017, DAC for our life products was $1.4 billion. There were no DAC and DSI balances as of December 31, 2017 for our annuity products due to a series of reinsurance transactions that the Company entered into on April 1, 2016 with PALAC and Prudential Insurance. See Note 1, Note 4 and Note 6 to the Consolidated Financial Statements for additional information.
Amortization methodologies
Gross Premiums. DAC associated with term life policies is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.

Gross Profits. DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances less ii) benefit claims in excess of policyholder balances, costs incurred for contract administration, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any period, the amount of insurance in force is generally substituted as the base for computing amortization. For variable annuities, U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 12 and Note 14 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations”.
We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”
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
The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2017, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.3% near-term mean reversion equity expected rate of return.

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
Insurance Liabilities
Future Policy Benefits
Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses
We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•
For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”) unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC or DSI asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.

•
For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, a liability is established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established utilizing current best estimate assumptions and is based on the ratio of the present value of total expected excess payments over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

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
The following paragraphs provide additional details about the reserves for our individual life and annuity businesses:
The reserves for future policy benefits of our individual annuity business relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 9 to the Consolidated Financial Statements.
The reserves for future policy benefits of our individual life business relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no lapse guarantees, reserves are established using current best estimate assumptions similar to the reserving methodology for GMDB and GMIB, as described above.
Policyholders’ Account Balances
Unearned Revenue Reserve
Our unearned revenue reserve (“URR”) is reported as a component of “Policyholders’ account balances”, gross of reinsurance with a partial offset in “Reinsurance recoverables”. The URR balance was $733 million as of December 31, 2017. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product's estimated gross profits, similar to DAC and DSI as discussed above.

Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances relative to changes in certain assumptions that may be considered reasonably likely to occur. The information below is for illustrative purposes only and considers only the hypothetical direct impact on December 31, 2017 balances of changes in a single assumption and not changes in any combinations of assumptions. Changes in excess of those illustrated may occur in any period. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided further above. For traditional long duration contracts and limited payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would cause a premium deficiency.
The impacts presented within this table do not reflect the related impacts of our asset liability management strategy which seeks to offset the changes in the balances presented within this table and is primarily comprised of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

	December 31, 2017
	Increase (Decrease) in
	Deferred Policy Acquisition Costs and Deferred Sales Inducements	Future Policy Benefits and Policyholders’ Account Balances(1)(7)	Net Impact
		(in millions)
Assumptions:
Long-term interest rate(2):
Increase by 25 basis points	$0	$5	$(5)
Decrease by 25 basis points	$0	$(5)	$5
Long-Term Equity Expected Rate of Return(3)
Increase by 50 basis points	$0	$(30)	$30
Decrease by 50 basis points	$0	$40	$(40)
NPR Credit Spread(4)
Increase by 50 basis points	$0	$(1,275)	$1,275
Decrease by 50 basis points	$0	$1,405	$(1,405)
Mortality(5)
Increase by 1%	$(5)	$(105)	$100
Decrease by 1%	$5	$105	$(100)
Lapse(6)
Increase by 10%	$(10)	$(515)	$505
Decrease by 10%	$10	$540	$(530)

(1)	Includes GMDB/GMIB reserves, embedded derivative liabilities for certain living benefit guaranteed features and URR.

(2)	Represents the impact of a parallel shift in the long-term interest rate yield curve.

(3)	Represents the impact of an increase or decrease in the long-term equity expected rate of return.

(4)	Represents the impact of an increase or decrease in the NPR credit spread.

(5)	Represents the impact of an increase or decrease in mortality rates.

(6)	Represents the impact of an increase or decrease in lapse rates.

(7)	Balances are gross of reinsurance.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below:

•	Valuation of investments, including derivatives;

•	Recognition of other-than-temporary impairments ("OTTI"); and

•	Determination of the valuation allowance for losses on commercial mortgage and other loans.
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
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss)” (“AOCI”), a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income”. In addition, investments classified as available-for-sale, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording OTTI of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.
Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans, see Note 2 to the Consolidated Financial Statements.
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The dividend received deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate. The DRD is an estimate that incorporates the prior and current year information, as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD. In addition, the Tax Act of 2017 modified the methodology for determining the DRD that will likely reduce this tax benefit in future periods.
In December 2017, SEC staff issued “SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allows the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company can recognize provisional amounts when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 8 to the Consolidated Financial Statements for a discussion of provisional amounts related to the Tax Act of 2017 included in “Total income tax expense (benefit)” in 2017.
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2017 "Total income tax expense (benefit)" of $2 million.

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
Other Accounting Policies
Accounting for Certain Reinsurance Contracts in our Individual Life business
During the second quarter of 2017, we recognized a pre-tax charge of $2 million, reflecting a change in our estimate of reinsurance cash flows associated with universal life products as well as a change in our method of reflecting these cash flows in the financial statements. Under our previous method of accounting, with the exception of recoveries pertaining to no-lapse guarantees, we generally recognized reinsurance cash flows (e.g., premiums and recoveries) as they occurred. Under our new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, we revised how reinsurance is reflected in estimated gross profits used for the amortization of URR and DAC. The change represents a change in accounting estimate effected by a change in accounting principle and is included within our annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cashflow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. We view this new methodology as preferable as we believe it better reflects the economics of our reinsurance transactions by aligning the results of our reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above. See Note 2 to the Consolidated Financial Statements for more information.
Adoption of New Accounting Pronouncements
There are no new critical accounting estimates resulting from new accounting pronouncements adopted during 2017. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.
Changes in Financial Position
2017 to 2016 Annual Comparison
Total assets increased $16.8 billion, from $155.7 billion at December 31, 2016 to $172.5 billion at December 31, 2017. Significant components were:

•
Separate account assets increased $13.1 billion from $116.6 billion at December 31, 2016 to $129.7 billion at December 31, 2017, primarily driven by market appreciation partially offset by policy charges.

•
Reinsurance recoverables increased $3.9 billion from $28.7 billion at December 31, 2016 to $32.6 billion at December 31, 2017. The increase was primarily driven by universal life, term life and variable annuities business growth, the net impact of risks related to the no-lapse guarantees that were previously reinsured to Universal Prudential Arizona Reinsurance Company (“UPARC”) and the subsequent reinsurance of Universal Protector and Universal Life policies to Gibraltar Universal Life Reinsurance Company (“GUL Re”) as well as the impact from Hartford guaranteed universal life business ceded to Prudential Arizona Reinsurance Universal Company (“PAR U”).

Partially offsetting these increases in total assets were the following items:

•
Total Investments and Cash and cash equivalents decreased $0.5 billion from $8.5 billion at December 31, 2016 to $8.0 billion at December 31, 2017, primarily driven by the recapture and subsequent reinsurance of risks related to the no-lapse guarantees as described above.

Total liabilities increased $16.4 billion, from $153.2 billion at December 31, 2016 to $169.6 billion at December 31, 2017. Significant components were:

•	Separate account liabilities increased $13.0 billion, corresponding to the increase in separate account assets described above.

•
Policyholders’ account balances increased $1.1 billion from $18.9 billion at December 31, 2016 to $20.0 billion at December 31, 2017, primarily driven by universal life and variable annuity business growth.

•
Future policy benefits increased $2.1 billion from $16.5 billion at December 31, 2016 to $18.6 billion at December 31, 2017, primarily due to term and universal life business growth, an increase in ceded Hartford guaranteed universal life reserves, and an increase in the reinsured variable annuity living benefit liabilities, as discussed above.

Total equity increased by $0.3 billion from $2.5 billion at December 31, 2016 to $2.8 billion at December 31, 2017, primarily driven by 2017 after-tax net income.
Results of Operations
Income (loss) from Operations before Income Taxes
2017 to 2016 Annual Comparison.
Income from operations before income taxes decreased approximately $0.1 billion from $0.3 billion in 2016 to $0.2 billion in 2017. This was primarily driven by a decrease in realized investment gains (losses) as a result of the unfavorable impact of $0.7 billion from the recapture of the living benefit guarantees from Pruco Re, and subsequent ceding of the variable annuities business to PALAC and Prudential Insurance as part of the Variable Annuities Recapture in the second quarter of 2016. Net fee income decreased $0.3 billion, driven by the Variable Annuities Recapture. This was partially offset by the amortization of DAC and interest credited to policyholders' account balances, which resulted in a favorable variance of $0.7 billion, driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates.
Revenues, Benefits and Expenses
2017 to 2016 Annual Comparison
Revenues decreased $0.5 billion from $1.2 billion in 2016 to $0.7 billion in 2017, primarily driven by an unfavorable variance in realized investment gains (losses) of $0.8 billion due to the Variable Annuities Recapture and the recapture of the risks related to the no-lapse guarantees, as discussed above. Policy charges and fee income, and asset administration fees decreased $0.5 billion primarily due to the ceding of the annuities business, as described above. This was partially offset by an increase in premiums of $0.9 billion due to consideration paid for the Variable Annuities Recapture, as discussed above.
Benefits and expenses decreased $0.4 billion from $0.9 billion in 2016 to $0.5 billion in 2017, primarily driven by a favorable variance of $0.7 billion in amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances, primarily driven by higher amortization due to NPR gains in the first quarter of 2016 as a result of declining rates. This was partially offset by an unfavorable variance of $0.2 billion in policyholders’ benefits due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture partially offset by the impact of the cost of reinsurance on the universal block of business (see “-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates-Accounting for Certain Reinsurance Contracts in our Individual Life business” above).
Variable Annuity Risks and Risk Mitigants
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions such as equity market returns, interest rates, and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of four strategies described below including Product Design Features, External Reinsurance, an Asset Liability Management ("ALM") Strategy and a capital hedge program.
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

External Reinsurance
As of December 31, 2017, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.
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
Capital Hedge Program
During 2017, we commenced a capital hedge program within PALAC to further hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. Since the capital hedge program is conducted in PALAC, the results of the strategy do not directly impact the Company's results of operations or financial condition.
Product Specific Risks and Risk Mitigants
For certain living benefits guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the inforce block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefit guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee.
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
For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative purchase payments adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an asset transfer feature because the contractholder also selected a living benefit guarantee which includes an asset transfer feature. All of the variable annuity account values with living benefit guarantees also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these contracts.

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$60	$112	$174
Non-taxable investment income	(157)	(146)	(161)
Tax credits	(30)	(31)	(24)
Domestic production activities deduction, net	(10)	(9)	0
Changes in tax law	(18)	0	0
Other	0	0	1
Reported income tax expense (benefit)	$(155)	$(74)	$(10)
Effective tax rate	(90.8)%	(22.9)%	(2.1)%
Effective Tax Rate
The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures." Our effective tax rate for fiscal years 2017, 2016 and 2015 was (90.8)%, (22.9)% and (2.1)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 8 to the Consolidated Financial Statements. The decrease in the effective tax rate from (2.1)% in 2015 to (22.9)% in 2016 was primarily driven by a decrease in pre-tax net income. The decrease in the effective tax rate from (22.9)% in 2016 to (90.8)% in 2017 was primarily driven by a decrease in pre-tax net income and the impacts of the Tax Act of 2017 on the date of enactment.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2017, 2016 and 2015 was $30 million, $9 million and $0 million, respectively. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
Income Tax Expense vs. Income Tax Paid in Cash
Income tax expense recorded under U.S. GAAP routinely differs from the income taxes paid in cash in any given year. Income tax expense recorded under U.S. GAAP is based on income reported in our Consolidated Statements of Operations for the current period and it includes both current and deferred taxes. Income taxes paid during the year include tax installments made for the current year as well as tax payments and refunds related to prior periods.
For additional information on income tax related items, see “Business—Regulation” and Note 8 to the Consolidated Financial Statements.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. The Company also employs a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer ("G-SII"). For information on these regulatory initiatives and their potential impact on us, see "Regulatory Developments" above and "Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Capital
Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. We expect that the Tax Act of 2017 will adversely affect the statutory capital position of Prudential Financial's domestic insurance companies as of December 31, 2017, due to the reduction in the corporate tax rate from 35% to 21% and the resulting reduction in the value of statutory deferred tax assets and increase in certain statutory reserves. Nevertheless, we expect the Company’s RBC ratios to exceed the minimum level required by applicable insurance regulations, even after giving effect to impacts from the Tax Act of 2017.
In addition, the NAIC is expected to revise the RBC requirements for future periods to reflect the Tax Act of 2017, which may further adversely affect the statutory capital position of the Company in future periods. While the impact of the NAIC rules will not be fully known until the final updated RBC requirements are formally issued and adopted, the updated requirements may cause the regulatory capital levels of the Company to be below our “AA” ratings targets, in which case we would expect to fund any additional capital necessary to get back to our target levels using available capital and/or funding obtained through the capital markets.
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

Affiliated Captive Reinsurance Companies
Prudential Financial and the Company use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with certain captives in connection with financing arrangements.
Our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies to finance the portion of the reserves for this business that we consider to be non-economic as described below under “Financing Activities-Term and Universal Life Reserve Financing.”
Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as described above in the Variable Annuities Recapture.
Liquidity
Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s ("Prudential Funding") financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.
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
We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements, including considering the impacts of the Tax Act of 2017. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, contractholder perceptions of our financial strength, customer behavior, catastrophic events and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.
In managing our liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2017 and 2016 the Company had liquid assets of $5,517 million and $5,802 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $214 million and $133 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, $4,784 million, or 92%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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
Financing Activities
Prudential Funding, LLC
Prudential Financial and Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.
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
As discussed above under “Capital--Affiliated Captive Reinsurance Companies,” the Company uses affiliated captive reinsurance companies to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our affiliated captive reinsurers and the issuance of surplus notes by those affiliated captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval.
As of December 31, 2017, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $11.1 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $9.49 billion of surplus notes was outstanding as of December 31, 2017, reflecting an increase of $1.73 billion from December 31, 2016. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The affiliated captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the affiliated captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to an affiliated captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis.

In addition, as of December 31, 2017, our affiliated captive reinsurance companies had outstanding an aggregate of $2.9 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.4 billion relates to Regulation XXX reserves and approximately $2.5 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of December 31, 2017, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement of the captives, as of December 31, 2016, was approximately $1 billion and an additional $730 million as of December 31, 2017, for a total additional asset requirement of approximately $1.73 billion. We funded the requirements through 2016 using a combination of existing assets and newly purchased assets sourced from affiliated financing, and have funded, or expect to fund, the remaining $730 million in the same manner. We believe we have sufficient internal and affiliated resources to satisfy the additional asset requirement through 2018.
During 2017, the Company adopted principles-based reserving for its guaranteed universal life products and introduced updated versions of these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is defined as the risk of loss from changes in interest rates, equity prices and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets.
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
Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);

•	Asset/liability management;

•	Stress scenario testing;

•	Hedging programs and affiliated reinsurance; and

•	Risk management governance, including policies, limits and a committee that oversees investment and market risk.

Market Risk Mitigation
Risk mitigation takes three primary forms:

•
Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

•
Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.

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
We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liability duration targets. In certain markets, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting duration targets. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.
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
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2017 and 2016. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2017			December 31, 2016
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$5,262	$(442)		$5,637	$(499)
Policy loans		1,161	0		1,166	0
Commercial mortgage and other loans		1,112	(58)		1,182	(55)
Derivatives:
Swaps	$994	(5)	(20)	$596	58	(5)
Options	1,277	46	1	650	20	0
Forwards	16	0	0	13	0	0
Variable annuity and other living benefit feature embedded derivatives(1)		(5,440)	4,235		(5,041)	3,433
Financial liabilities with interest rate risk(2):
Policyholders' account balances-investment contracts		(1,455)	7		(1,382)	6
Net estimated potential gain			$3,723			$2,880

(1)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(2)
Excludes $37.2 billion and $34.0 billion as of December 31, 2017 and 2016, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

The tables above also exclude a no-lapse guarantee provision of certain universal life products reinsured with UPARC that are accounted for as an embedded derivative valued using a risk neutral valuation model. This embedded derivative incurs market risk primarily in the form of interest rate risk. Interest sensitivity can result in changes in the value of the underlying contractual guarantees. Effective July 1, 2017, Pruco Life recaptured the risks related to these no-lapse guarantee provisions.
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
We manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.
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
Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2017 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2018 to be filed by Prudential Financial with the SEC pursuant to Regulation 14A within 120 days after December 31, 2017 (the “Proxy Statement”).
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

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 8th day of March 2018.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Kent D. Sluyter
Kent D. Sluyter
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2018.

Signature	Title

/s/ Kent D. Sluyter	President,
Kent D. Sluyter	Chief Executive Officer and Director

/s/ John Chieffo	Vice President,
John Chieffo	Chief Financial Officer, Principal Accounting Officer and Director

*Kenneth Y. Tanji	Director
Kenneth Y. Tanji

*Lori D Fouché	Director
Lori D Fouché

*Christine Knight	Director
Christine Knight

*Candace J. Woods	Director
Candace J. Woods

*Caroline A. Feeney	Director
Caroline A. Feeney

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2017, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
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
March 8, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Pruco Life Insurance Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Significant Transactions with Related Parties
As described in Note 14 to the consolidated financial statements, the Company has entered into significant transactions with The Prudential Insurance Company of America, and other affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 8, 2018

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
As of December 31, 2017 and December 31, 2016 (in thousands, except share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2017 – $4,941,944; 2016 – $5,552,911)	$5,223,302	$5,617,549
Equity securities, available for sale, at fair value (cost: 2017 – $20,754; 2016 – $16,390)	23,122	16,756
Trading account assets, at fair value	56,281	35,328
Policy loans	1,161,101	1,166,456
Short-term investments	1,339	36,657
Commercial mortgage and other loans	1,083,419	1,150,381
Other long-term investments	263,074	344,463
Total investments	7,811,638	8,367,590
Cash and cash equivalents	212,569	96,157
Deferred policy acquisition costs	1,376,211	1,341,093
Accrued investment income	82,341	87,322
Reinsurance recoverables	32,555,500	28,674,226
Receivables from parent and affiliates	300,116	213,952
Other assets	465,467	279,222
Separate account assets	129,655,734	116,606,428
TOTAL ASSETS	$172,459,576	$155,665,990
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$20,036,134	$18,894,893
Future policy benefits	18,593,130	16,503,260
Securities sold under agreements to repurchase	0	68,904
Cash collateral for loaned securities	33,169	74,976
Income taxes	32,440	97,400
Payables to parent and affiliates	228,210	73,628
Other liabilities	1,060,123	849,698
Separate account liabilities	129,655,734	116,606,428
Total liabilities	169,638,940	153,169,187
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,141,092	986,062
Retained earnings	1,511,698	1,437,266
Accumulated other comprehensive income	165,346	70,975
Total equity	2,820,636	2,496,803
TOTAL LIABILITIES AND EQUITY	$172,459,576	$155,665,990
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2017, 2016, and 2015 (in thousands)

	2017	2016	2015
REVENUES
Premiums	$54,706	$(825,942)	$77,634
Policy charges and fee income	254,542	787,195	2,156,387
Net investment income	352,410	375,950	416,587
Asset administration fees	17,593	84,443	362,321
Other income	67,749	31,107	55,515
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,374)	(18,020)	(1,514)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	995	343	51
Other realized investment gains (losses), net	(72,807)	776,126	(207,075)
Total realized investment gains (losses), net	(80,186)	758,449	(208,538)
Total revenues	666,814	1,211,202	2,859,906
BENEFITS AND EXPENSES
Policyholders’ benefits	(38,380)	(260,200)	299,150
Interest credited to policyholders’ account balances	168,391	301,220	374,211
Amortization of deferred policy acquisition costs	95,007	628,101	659,169
General, administrative and other expenses	271,533	220,733	1,030,014
Total benefits and expenses	496,551	889,854	2,362,544
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	170,263	321,348	497,362
Total income tax expense (benefit)	(154,654)	(73,869)	(10,641)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	324,917	395,217	508,003
Equity in earnings of operating joint venture, net of taxes	(485)	0	0
NET INCOME (LOSS)	$324,432	$395,217	$508,003
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	259	(8)	(507)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	164,482	74,040	(164,799)
Reclassification adjustment for (gains) losses included in net income	(26,998)	(64,540)	(9,902)
Net unrealized investment gains (losses)	137,484	9,500	(174,701)
Other comprehensive income (loss), before tax	137,743	9,492	(175,208)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	91	(3)	(177)
Net unrealized investment gains (losses)	43,281	3,325	(61,145)
Total	43,372	3,322	(61,322)
Other comprehensive income (loss), net of tax	94,371	6,170	(113,886)
Comprehensive income (loss)	$418,803	$401,387	$394,117

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2017, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2014	$2,500	$792,153	$3,557,144	$178,691	$4,530,488
Contributed capital		0			0
Dividend to parent			(430,000)		(430,000)
Contributed (distributed) capital-parent/child asset transfers		(12,180)			(12,180)
Comprehensive income:
Net income (loss)			508,003		508,003
Other comprehensive income (loss), net of tax				(113,886)	(113,886)
Total comprehensive income (loss)					394,117
Balance, December 31, 2015	$2,500	$779,973	$3,635,147	$64,805	$4,482,425
Contributed capital		205,000			205,000
Dividend to parent			(2,593,098)		(2,593,098)
Contributed (distributed) capital-parent/child asset transfers		1,089			1,089
Comprehensive income:
Net income (loss)			395,217		395,217
Other comprehensive income (loss), net of tax				6,170	6,170
Total comprehensive income (loss)					401,387
Balance, December 31, 2016	$2,500	$986,062	$1,437,266	$70,975	$2,496,803
Contributed capital		153,500			153,500
Dividend to parent			(250,000)		(250,000)
Contributed (distributed) capital-parent/child asset transfers		1,530			1,530
Comprehensive income:
Net income (loss)			324,432		324,432
Other comprehensive income (loss), net of tax				94,371	94,371
Total comprehensive income (loss)					418,803
Balance, December 31, 2017	$2,500	$1,141,092	$1,511,698	$165,346	$2,820,636
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015 (in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$324,432	$395,217	$508,003
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(142,781)	113,501	(8,770)
Interest credited to policyholders’ account balances	168,391	301,220	374,211
Realized investment (gains) losses, net	80,186	(758,449)	208,538
Amortization and other non-cash items	(65,536)	(70,104)	(68,070)
Change in:
Future policy benefits	1,934,713	1,816,665	1,534,228
Reinsurance recoverables	(2,080,452)	(1,764,242)	(1,559,165)
Accrued investment income	(3,692)	12,709	(9,525)
Net payables to/receivables from parent and affiliates	43,913	(9,851)	20,299
Deferred policy acquisition costs	(183,884)	311,273	43,168
Income taxes	(74,156)	(45,147)	(36,879)
Derivatives, net	55,104	(198,861)	60,517
Other, net	47,594	(110,850)	76,374
Cash flows from (used in) operating activities	103,832	(6,919)	1,142,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,062,236	1,371,000	813,721
Short-term investments	72,725	260,027	823,112
Policy loans	143,655	137,778	135,449
Ceded policy loans	(15,188)	(8,989)	(9,129)
Commercial mortgage and other loans	254,635	209,263	219,379
Other long-term investments	31,192	12,479	15,633
Equity securities, available-for-sale	510	34,618	5,760
Trading account assets	214	1,595	1,500
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,315,508)	(2,465,763)	(1,719,015)
Short-term investments	(37,407)	(241,827)	(755,145)
Policy loans	(123,645)	(120,628)	(110,165)
Ceded policy loans	18,942	18,054	13,850
Commercial mortgage and other loans	(180,929)	(312,898)	(196,538)
Other long-term investments	(32,275)	(32,307)	(49,004)
Equity securities, available-for-sale	(5,000)	(5,000)	(31,063)
Trading account assets	(15,019)	0	(19,001)
Notes receivable from parent and affiliates, net	5,731	20,463	35,350
Derivatives, net	(17,569)	20,954	(12,164)
Other, net	(152,576)	(261)	(584)
Cash flows from (used in) investing activities	(305,276)	(1,101,442)	(838,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	4,540,655	4,289,697	3,839,784
Ceded policyholders’ account deposits	(3,083,049)	(2,430,570)	(1,109,311)
Policyholders’ account withdrawals	(2,682,445)	(2,505,219)	(2,134,373)
Ceded policyholders’ account withdrawals	1,692,756	1,072,151	50,016
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(110,710)	103,463	(25,002)
Dividend to parent	(250,000)	0	(430,000)

Contributed capital	148,500	405,321	0
Contributed (distributed) capital - parent/child asset transfers	2,354	1,676	(18,739)
Proceeds from the issuance of debt (maturities longer than 90 days)	0	0	412,000
Repayments of debt (maturities longer than 90 days)	0	(125,000)	(739,000)
Drafts outstanding	59,795	22,713	5,084
Cash flows from (used in) financing activities	317,856	834,232	(149,541)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116,412	(274,129)	155,334
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	96,157	370,286	214,952
CASH AND CASH EQUIVALENTS, END OF YEAR	$212,569	$96,157	$370,286
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$(45,538)	$(28,772)	$26,237
Interest paid	$2,179	$16,263	$53,122
Significant Non-Cash Transactions
Cash Flows from Investing Activities for the year ended December 31, 2017 excludes $837 million of decreases in fixed maturities, available-for-sale, related to the amendments of the reinsurance agreements between Pruco Life Insurance Company and Gibraltar Universal Life Reinsurance Company ("GUL Re"), an affiliate, in the third quarter of 2017.
Cash Flows from Investing Activities for the year ended December 31, 2017 excludes $35 million of decreases in other long-term investments related to the tax settlements with Prudential Financial, Inc., which are related to the amendments of the reinsurance agreements between Pruco Life Insurance Company and Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliate, and Pruco Life Insurance Company and GUL Re, an affiliate, in the third quarter of 2017.
Cash flows from investing and financing activities for the year ended December 31, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.
See Note 12 for more information on the reinsurance transactions mentioned above.
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
As part of the Variable Annuities Recapture, the Company transferred invested assets of $7 billion and $0.7 billion to PALAC and Prudential Insurance, respectively, and established reinsurance recoverables of $10.3 billion. In addition, the Company received ceding commissions of $3.6 billion and $0.4 billion from PALAC and Prudential Insurance, respectively, of which $1.1 billion and $0.1 billion were in the form of reassignment of debt to PALAC and Prudential Insurance, respectively. Also, the Company unwound its deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances related to its variable annuity contracts as of March 31, 2016, which was equivalent to the ceding commission. For the reinsurance of the variable annuity base contracts, the Company recognized a loss of $0.2 billion, which was deferred and will subsequently be amortized through "General, administrative and other expenses". For the reinsurance of the living benefit guarantees, the Company recognized a benefit of $2.8 billion immediately since the reinsurance contract is accounted for as a free-standing derivative.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The most significant estimates include those used in determining DAC and related amortization; amortization of DSI; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation.
2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS
ASSETS
Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 9 for additional information regarding the determination of fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). The purchased cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity or, if applicable, call date.
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
Trading account assets, at fair value represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income from these investments is reported in “Net investment income”.
Equity securities, available-for-sale, at fair value is comprised of mutual funds and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, DSI, future policy benefits, reinsurance recoverables and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are generally recognized in “Net investment income” on the ex-dividend date.
Commercial mortgage and other loans consist of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income".

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a troubled debt restructuring. Based on the Company’s credit review process described above, these loans generally would have been deemed impaired prior to the troubled debt restructuring, and specific allowances for losses would have been established prior to the determination that a troubled debt restructuring has occurred.
In a troubled debt restructuring where the Company receives assets in full satisfaction of the debt, any specific valuation allowance is reversed and a direct write-down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for impairment based on the credit review process noted above. When a loan is restructured in a troubled debt restructuring, the impairment of the loan is remeasured using the modified terms and the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans in accordance with the income recognition policy noted above. Additionally, the loan continues to be subject to the credit review process noted above.
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
Policy loans represent funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Deferred policy acquisition costs are related directly to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC”, net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.
DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 12. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods, (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period, and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.
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
Deferred sales inducements represent various types of sales inducements to contractholders primarily related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to periodic recoverability testing. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” Deferred sales inducements for applicable products are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. There was no deferred sales inducements balance at December 31, 2017 and 2016. See Note 6 for additional information regarding sales inducements.
Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates and third-party reinsurers. For additional information about these arrangements see Note 12.
Other assets consist primarily of premiums due, deferred loss on reinsurance with affiliates, receivables resulting from sales of securities that had not yet settled at the balance sheet date, prepaid tax expenses, and the Company’s investments in operating joint ventures. Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Separate account assets represent segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities, fixed maturities, and real-estate related investments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s consolidated results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”. See Note 6 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.
LIABILITIES
Future policy benefits liability includes liabilities related to certain long-duration life and annuity contracts, which are discussed more fully in Note 6. These liabilities represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no lapse guarantees for our variable and universal life products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 6 and Note 9.
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
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 5 for additional information regarding policyholders’ account balances.
Securities sold under agreements to repurchase represent liabilities associated with securities repurchase and resale agreements which are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.
Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”; however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Cash collateral for loaned securities represent liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income”; however, for securities lending transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).
Income taxes liability primarily represents the net deferred tax liability and the Company’s estimated taxes payable for the current year.
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
In December of 2017, SEC staff issued "SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allows registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company can recognize provisional amounts when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 8 for a discussion of provisional amounts related to the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017").
U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process. First, the Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company’s liability for income taxes includes a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 8 for additional information regarding income taxes.
Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Consolidated Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 14 for additional information regarding short-term and long-term debt.
Other liabilities consist primarily of accrued expenses, reinsurance payables, and technical overdrafts.
Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.
Commitments and contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual. These accruals are generally reported in “Other liabilities”.
REVENUES AND BENEFITS AND EXPENSES
Insurance Revenue and Expense Recognition
Premiums from individual life products, other than universal and variable life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium valuation methodology.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Asset administration fees primarily include asset administration fee income received on contractholders’ account balances invested in The Prudential Series Funds, which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust (see Note 14). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.
Other income includes realized and unrealized gains or losses from investments classified as “trading” such as “Trading account assets” and “Other long-term investments” for which the Company has elected the fair value option, and consolidated entities that follow specialized investment company fair value accounting.
OTHER ACCOUNTING POLICIES
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The Company, excluding its subsidiaries, also sells certain universal life products that contain a no lapse guarantee provision that was reinsured with an affiliate, UPARC. The reinsurance of this no-lapse guarantee resulted in an embedded derivative that incurred market risk primarily in the form of interest rate risk which at times resulted in changes in the reinsurance recoverables that are carried at fair value and included in “Reinsurance recoverables,” for which charges are recorded in “Realized investment gains (losses), net". The Company amended or entered into multiple reinsurance transactions (see Note 12). The settlement of recapture and coinsurance premiums related to these reinsurance transactions occurred subsequent to the effective date of the reinsurance transaction. As a result, the recapture and coinsurance premiums were treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity securities from an asset portfolio within the affiliate company. This settlement feature was accounted for as a derivative. As a result of the recapture of the no-lapse guarantee risk from UPARC by Pruco Life on July 1, 2017, as described in Note 12, this embedded derivative was eliminated.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
There have been no ASU adopted during the year ended December 31, 2017.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of December 31, 2017

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
		January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.	Adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment to retained earnings.
Adoption of this guidance will result in 1) the reclassification of net unrealized gains on equity securities currently classified as available-for-sale from accumulated other comprehensive income to retained earnings and 2) adjustment of the basis of equity investments currently accounted for using the cost method to fair value with the embedded net unrealized gain included in retained earnings. The cumulative effect of adoption is expected to increase retained earnings by $7.9 million and total equity by $6.4 million after giving effect to offsetting items. See table below for the impact to the line items in the Consolidated Statements of
Financial Position. There will be no impact to net income on the adoption date. Subsequent to the adoption date, the change in fair value of these equity investments will be reported in net income.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Summary of ASU 2016-01 Transition Impacts on the Consolidated Statements
of Financial Position upon Adoption on January 1, 2018
(in thousands)
Increase / (Decrease)
Other long-term investments	$8,097
Total assets	$8,097
Policyholders’ dividends	$0
Income taxes	1,700
Total liabilities	1,700
Accumulated other comprehensive income (loss)	(1,539)
Retained earnings	7,936
Total equity	6,397
Total liabilities and equity	$8,097

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current OTTI standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method which will include a cumulative-effect
adjustment on the
balance sheet as of
the beginning of the fiscal year of
adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.
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
		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	Adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
		January 1, 2018 using the retrospective method (with early adoption permitted).	Adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.
January 1, 2019 using the modified
retrospective method (with early adoption
permitted) which will include a
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
January 1, 2019 using the modified
retrospective method (with early adoption
permitted) which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, this ASU was issued following the enactment of the Tax Act of 2017. This ASU allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act of 2017.

January 1, 2019 with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 is recognized.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
3. INVESTMENTS
Fixed Maturities and Equity Securities
The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$95,851	$3,964	$0	$99,815	$0
Obligations of U.S. states and their political subdivisions	597,254	38,204	0	635,458	0
Foreign government bonds	128,058	7,536	496	135,098	0
Public utilities	677,702	61,588	1,058	738,232	0
Redeemable preferred stock	4,053	957	0	5,010	0
All other U.S. public corporate securities	1,254,140	105,524	2,580	1,357,084	(215)
All other U.S. private corporate securities	710,424	18,306	1,644	727,086	0
All other foreign public corporate securities	168,399	12,522	732	180,189	0
All other foreign private corporate securities	737,037	41,405	9,598	768,844	0
Asset-backed securities(1)	179,935	2,519	26	182,428	(138)
Commercial mortgage-backed securities	320,223	5,148	2,539	322,832	0
Residential mortgage-backed securities(2)	68,868	2,527	169	71,226	(220)
Total fixed maturities, available-for-sale	$4,941,944	$300,200	$18,842	$5,223,302	$(573)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$20,700	$2,291	$0	$22,991
Public utilities	54	40	0	94
Industrial, miscellaneous & other	0	37	0	37
Total equity securities, available-for-sale	$20,754	$2,368	$0	$23,122

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $2.2 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$154,180	$6,593	$33	$160,740	$0
Obligations of U.S. states and their political subdivisions	618,447	14,592	6,553	626,486	0
Foreign government bonds	111,025	2,143	4,386	108,782	0
Public utilities	706,536	33,950	10,519	729,967	0
Redeemable preferred stock	4,136	834	156	4,814	0
All other U.S. public corporate securities	1,802,350	67,908	28,846	1,841,412	(215)
All other U.S. private corporate securities	714,776	14,555	7,702	721,629	(236)
All other foreign public corporate securities	216,428	7,371	4,127	219,672	0
All other foreign private corporate securities	577,761	4,866	33,455	549,172	0
Asset-backed securities(1)	184,414	5,164	562	189,016	(2,534)
Commercial mortgage-backed securities	382,717	5,783	5,829	382,671	0
Residential mortgage-backed securities(2)	80,141	3,355	308	83,188	(274)
Total fixed maturities, available-for-sale	$5,552,911	$167,114	$102,476	$5,617,549	$(3,259)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$16,324	$441	$124	$16,641
Public utilities	66	2	28	40
Industrial, miscellaneous & other	0	75	0	75
Total equity securities, available-for-sale	$16,390	$518	$152	$16,756

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $8.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2017
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	16,522	210	11,959	286	28,481	496
Public utilities	26,466	380	27,354	678	53,820	1,058
Redeemable preferred stock	0	0	0	0	0	0
All other U.S. public corporate securities	36,100	304	102,490	2,276	138,590	2,580
All other U.S. private corporate securities	79,495	781	36,642	863	116,137	1,644
All other foreign public corporate securities	27,078	190	8,390	542	35,468	732
All other foreign private corporate securities	48,109	472	133,055	9,126	181,164	9,598
Asset-backed securities	6,351	22	317	4	6,668	26
Commercial mortgage-backed securities	49,823	285	93,403	2,254	143,226	2,539
Residential mortgage-backed securities	8,030	28	6,160	141	14,190	169
Total fixed maturities, available-for-sale	$297,974	$2,672	$419,770	$16,170	$717,744	$18,842
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	December 31, 2016
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$603	$33	$0	$0	$603	$33
Obligations of U.S. states and their political subdivisions	239,146	6,553	0	0	239,146	6,553
Foreign government bonds	81,074	4,055	1,690	331	82,764	4,386
Public utilities	207,226	7,847	21,394	2,672	228,620	10,519
Redeemable preferred stock	0	0	0	156	0	156
All other U.S. public corporate securities	568,763	20,695	73,575	8,151	642,338	28,846
All other U.S. private corporate securities	232,561	6,082	29,071	1,620	261,632	7,702
All other foreign public corporate securities	86,492	3,188	5,433	939	91,925	4,127
All other foreign private corporate securities	236,512	13,604	101,858	19,851	338,370	33,455
Asset-backed securities	37,355	492	49,346	70	86,701	562
Commercial mortgage-backed securities	191,674	5,827	947	2	192,621	5,829
Residential mortgage-backed securities	36,224	302	1,045	6	37,269	308
Total fixed maturities, available-for-sale	$1,917,630	$68,678	$284,359	$33,798	$2,201,989	$102,476
Equity securities, available-for-sale	$0	$0	$2,965	$152	$2,965	$152

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2017 and 2016, the gross unrealized losses on fixed maturity securities were composed of $13.9 million and $93.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.9 million and $9.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2017, the $16.2 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company's corporate securities within the energy and finance sectors. As of December 31, 2016, the $33.8 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the Company's corporate securities within the energy, finance and utility sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either December 31, 2017 or 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of December 31, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.
As of December 31, 2017, there were no gross unrealized losses on equity securities. As of December 31, 2016, $0.0 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, all of which had been in that position for more than twelve months. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either December 31, 2017 or 2016.
The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$87,018	$87,741
Due after one year through five years	707,958	722,359
Due after five years through ten years	1,064,550	1,107,779
Due after ten years	2,513,392	2,728,937
Asset-backed securities	179,935	182,428
Commercial mortgage-backed securities	320,223	322,832
Residential mortgage-backed securities	68,868	71,226
Total fixed maturities, available-for-sale	$4,941,944	$5,223,302
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$569,151	$833,562	$171,589
Proceeds from maturities/prepayments	492,944	495,969	642,503
Gross investment gains from sales and maturities	44,458	94,262	12,496
Gross investment losses from sales and maturities	(9,956)	(10,475)	(1,528)
OTTI recognized in earnings(2)	(7,379)	(17,677)	(1,463)
Equity securities, available-for-sale:
Proceeds from sales(3)	$510	$34,618	$5,732
Gross investment gains from sales	11	363	400
Gross investment losses from sales	0	(1,933)	0
OTTI recognized in earnings	(136)	0	(3)

(1)	Includes $(0.1) million, $(1.5) million and $0.4 million of non-cash related proceeds for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Excludes the portion of OTTI recorded in OCI representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

(3)	Includes $(0.0) million of non-cash related proceeds for the year ended December 31, 2015. There were no non-cash related proceeds for the years ended December 31, 2017 and 2016.
The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Years Ended December 31,
	2017	2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$5,520	$7,041
New credit loss impairments	424	522
Additional credit loss impairments on securities previously impaired	664	6
Increases due to the passage of time on previously recorded credit losses	106	242
Reductions for securities which matured, paid down, prepaid or were sold during the period	(1,909)	(1,294)
Reductions for securities impaired to fair value during the period(1)	(327)	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(104)	(339)
Assets transferred to parent and affiliates	0	(658)
Balance, end of period	$4,374	$5,520

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Trading Account Assets
The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	December 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$38,279	$38,793	$23,555	$19,558
Equity securities	11,940	17,488	11,929	15,770
Total trading account assets	$50,219	$56,281	$35,484	$35,328
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $6.2 million, $0.6 million and $(3.4) million during the years ended December 31, 2017, 2016 and 2015, respectively.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$356,694	32.9%	$318,667	27.7%
Hospitality	16,529	1.5	54,597	4.7
Industrial	180,619	16.7	185,682	16.1
Office	159,646	14.7	161,980	14.1
Other	99,119	9.1	124,465	10.8
Retail	205,367	18.9	243,225	21.1
Total commercial mortgage loans	1,017,974	93.8	1,088,616	94.5
Agricultural property loans	67,239	6.2	63,323	5.5
Total commercial mortgage and agricultural property loans by property type	1,085,213	100.0%	1,151,939	100.0%
Valuation allowance	(1,794)		(1,558)
Total commercial mortgage and other loans	$1,083,419		$1,150,381
As of December 31, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (25%), Texas (12%) and New York (6%)) and included loans secured by properties in Australia and Europe.
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,513	$45	$1,558
Addition to (release of) allowance for losses	215	21	236
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,728	$66	$1,794

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,587	$64	$2,651
Addition to (release of) allowance for losses	(1,074)	(19)	(1,093)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,513	$45	$1,558
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,728	66	1,794
Total ending balance(1)	$1,728	$66	$1,794
Recorded investment(2):
Individually evaluated for impairment	$2,316	$1,153	$3,469
Collectively evaluated for impairment	1,015,658	66,086	1,081,744
Total ending balance(1)	$1,017,974	$67,239	$1,085,213

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,513	45	1,558
Total ending balance(1)	$1,513	$45	$1,558
Recorded investment(2):
Individually evaluated for impairment	$2,528	$0	$2,528
Collectively evaluated for impairment	1,086,088	63,323	1,149,411
Total ending balance(1)	$1,088,616	$63,323	$1,151,939

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2017
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$606,846	$21,709	$705	$629,260
60%-69.99%	333,185	9,594	2,010	344,789
70%-79.99%	84,492	26,439	0	110,931
80% or greater	0	0	233	233
Total commercial mortgage and agricultural property loans	$1,024,523	$57,742	$2,948	$1,085,213

	December 31, 2016
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$732,473	$19,844	$0	$752,317
60%-69.99%	267,122	7,515	900	275,537
70%-79.99%	88,811	30,533	0	119,344
80% or greater	4,503	0	238	4,741
Total commercial mortgage and agricultural property loans	$1,092,909	$57,892	$1,138	$1,151,939
The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,017,974	$0	$0	$0	$1,017,974	$0
Agricultural property loans	67,239	0	0	0	67,239	0
Total	$1,085,213	$0	$0	$0	$1,085,213	$0

(1)	As of December 31, 2017, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company's policies for accruing interest on loans, see Note 2.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,088,616	$0	$0	$0	$1,088,616	$0
Agricultural property loans	63,323	0	0	0	63,323	0
Total	$1,151,939	$0	$0	$0	$1,151,939	$0

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company's policies for accruing interest on loans, see Note 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2017 and 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the year ended December 31, 2017, there were $147 million of commercial mortgage and other loans sold. For the year ended December 31, 2016, there were no commercial mortgage and other loans sold. For the year ended December 31, 2017, there were no transfers of commercial mortgage and other loans to related parties. For the year ended December 31, 2016, the Company transferred $631 million of commercial mortgage and other loans to related parties.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage or other loans and no payment defaults on commercial mortgage or other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both December 31, 2017 and 2016, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2.
Other Long-Term Investments
The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	December 31,
	2017	2016
	(in thousands)
Company's investment in separate accounts	$37,404	$34,088
Joint ventures and limited partnerships:
Private equity	159,643	139,493
Hedge funds	53,792	81,104
Real estate-related	12,226	11,912
Total joint ventures and limited partnerships	225,661	232,509
Derivatives	9	77,866
Total other long-term investments	$263,074	$344,463
As of both December 31, 2017 and 2016, the Company had no significant equity method investments.
Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$230,060	$242,351	$269,073
Equity securities, available-for-sale	0	1	2
Trading account assets	1,718	2,051	2,800
Commercial mortgage and other loans	52,127	58,940	86,354
Policy loans	63,884	62,735	62,304
Short-term investments and cash equivalents	1,090	1,767	1,042
Other long-term investments	23,518	29,512	17,739
Gross investment income	372,397	397,357	439,314
Less: investment expenses	(19,987)	(21,407)	(22,727)
Net investment income	$352,410	$375,950	$416,587
The carrying value of non-income producing assets included $0.4 million in fixed maturities as of December 31, 2017. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2017.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Fixed maturities	$27,123	$66,110	$9,505
Equity securities	(125)	(1,570)	397
Commercial mortgage and other loans	(337)	29,584	1,503
Joint ventures and limited partnerships	(221)	(229)	320
Derivatives(1)	(106,625)	664,533	(220,292)
Short-term investments and cash equivalents	(1)	21	29
Realized investment gains (losses), net	$(80,186)	$758,449	$(208,538)

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.
Net Unrealized Gains (Losses) on Investments
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2017	2016	2015
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$1,609	$4,883	$5,196
Fixed maturity securities, available-for-sale—all other	279,749	59,755	59,930
Equity securities, available-for-sale	2,368	366	(2,636)
Derivatives designated as cash flow hedges(1)	(17,678)	40,931	48,271
Affiliated notes	4,782	5,056	5,064
Other investments	3,588	1,441	1,208
Net unrealized gains (losses) on investments	$274,418	$112,432	$117,033

(1)	See Note 10 for more information on cash flow hedges.
Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	December 31, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)			(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$68,904	$0	$68,904
Total securities sold under agreements to repurchase(1)	$0	$0	$0	$68,904	$0	$68,904

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)			(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,460	$22,460	$0	$0	$0
Foreign government bonds	6,157	0	6,157	6,827	0	6,827
U.S. public corporate securities	4,074	0	4,074	62,584	0	62,584
Foreign public corporate securities	478	0	478	5,565	0	5,565
Total cash collateral for loaned securities(1)	$10,709	$22,460	$33,169	$74,976	$0	$74,976

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.
Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties and the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2017	2016
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$32,109	$140,810
Total securities pledged	$32,109	$140,810
Liabilities supported by pledged collateral:
Cash collateral for loaned securities	$33,169	$74,976
Securities sold under agreements to repurchase	0	68,904
Total liabilities supported by pledged collateral	$33,169	$143,880
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral were securities purchased under agreements to resell. As of December 31, 2017 and 2016, the fair value of this collateral was $148.0 million and $58.4 million, respectively, none of which had either been sold or repledged.
As of December 31, 2017, there were fixed maturities of $3.8 million on deposit with governmental authorities or trustees as required by certain insurance laws. As of December 31, 2016, there were fixed maturities and short-term investments of $3.2 million and $0.6 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

4. DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2017	2016	2015
	(in thousands)
Balance, beginning of year	$1,341,093	$5,129,931	$5,081,938
Capitalization of commissions, sales and issue expenses	278,892	316,828	616,002
Amortization-Impact of assumption and experience unlocking and true-ups	(16,140)	130,652	112,039
Amortization-All other	(78,867)	(758,753)	(771,208)
Change in unrealized investment gains and losses	(5,363)	(28,723)	91,160
Other(1)	(143,404)	(3,448,842)	0
Balance, end of year	$1,376,211	$1,341,093	$5,129,931

(1)	Represents ceded DAC upon reinsurance agreements with GUL Re in 2017 and PALAC and Prudential Insurance in 2016. See Note 1 and Note 12 for additional information.

5. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2017	2016
	(in thousands)
Life insurance – domestic	$11,144,405	$9,643,227
Life insurance – Taiwan	1,400,050	1,240,353
Individual and group annuities and supplementary contracts	565,971	548,064
Other contract liabilities	5,482,704	5,071,616
Total future policy benefits	$18,593,130	$16,503,260
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
Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values generally range from 0.0% to 14.8%, with approximately 0.7% of the reserves based on an interest rate in excess of 8.0%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 2.0% to 3.6%. See Note 6 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2017	2016
	(in thousands)
Interest-sensitive life contracts	$15,460,543	$14,593,376
Individual annuities	3,132,751	2,861,882
Guaranteed interest accounts	264,239	310,321
Other	1,178,601	1,129,314
Total policyholders’ account balances	$20,036,134	$18,894,893
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates range from 0.8% to 4.4% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 0.0% to 6.3%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 6.0%. Interest crediting rates range from 0.5% to 8.0% for other.
6. CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES
The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.
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
For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, timing of annuitization, contract lapses and contractholder mortality.

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
The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2017 and 2016, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2017		December 31, 2016
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death(2)	At Annuitization/ Accumulation(1)(2)
	(in thousands)
Annuity Contracts
Return of net deposits
Account value	$94,605,484	N/A	$85,056,405	N/A
Net amount at risk	$23,143	N/A	$178,806	N/A
Average attained age of contractholders	65 years	N/A	64 years	N/A
Minimum return or contract value
Account value	$21,331,358	$105,887,964	$20,091,528	$95,908,923
Net amount at risk	$1,309,080	$1,729,783	$2,039,249	$2,875,524
Average attained age of contractholders	69 years	66 years	68 years	65 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years

(1)	Includes income and withdrawal benefits.

(2)
Excludes ceded reinsurance business to PALAC and Prudential Insurance related to the Variable Annuities Recapture transaction, as described in Note 1. See Note 12 for amounts recoverable from reinsurers.

	December 31, 2017	December 31, 2016(2)

	In the Event of Death(1)
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No-lapse guarantees
Separate account value	$3,496,913	$3,125,804
General account value	$7,209,522	$6,234,678
Net amount at risk	$135,077,843	$119,838,053
Average attained age of contractholders	55 years	55 years

(1)	Excludes assumed reinsurance of GUL business from Prudential Insurance in connection with the acquisition of The Hartford Life Business that is retroceded 100% to PAR U.

(2)
Excludes ceded reinsurance business to PALAC and Prudential Insurance related to the Variable Annuities Recapture transaction, as described in Note 1. See Note 12 for amounts recoverable from reinsurers.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2017	December 31, 2016(1)
	(in thousands)
Equity funds	$65,755,874	$59,482,605
Bond funds	44,672,897	36,221,736
Money market funds	2,415,670	6,557,987
Total	$112,844,441	$102,262,328

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)
Excludes ceded reinsurance business to PALAC and Prudential Insurance related to the Variable Annuities Recapture transaction, as described in Note 1. See Note 12 for amounts recoverable from reinsurers.

In addition to the amounts invested in separate account investment options above, $3.1 billion at December 31, 2017 and $2.9 billion at December 31, 2016 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2017, 2016 and 2015 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.
Liabilities for Guarantee Benefits
The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders' benefits”. Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 9 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in "Realized investment gains (losses), net." This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP. Additionally, the Company externally reinsures the guaranteed benefit features associated with certain contracts. See Note 12 for further information regarding the external reinsurance arrangement.

	GMDB		GMIB	GMWB/GMIWB/ GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance as of December 31, 2014	$321,217	$2,921,933	$39,681	$4,993,610	$8,276,441
Incurred guarantee benefits(1)	95,747	538,906	(6,900)	211,825	839,578
Paid guarantee benefits	(34,021)	(21,811)	(1,938)	0	(57,770)
Changes in unrealized investment gains and losses	(6,049)	(193,207)	(225)	0	(199,481)
Balance as of December 31, 2015	376,894	3,245,821	30,618	5,205,435	8,858,768
Incurred guarantee benefits(1)	48,832	746,130	(1,693)	(164,427)	628,842
Paid guarantee benefits	(38,661)	(35,894)	(1,892)	0	(76,447)
Changes in unrealized investment gains and losses	928	102,124	5	0	103,057
Balance as of December 31, 2016	387,993	4,058,181	27,038	5,041,008	9,514,220
Incurred guarantee benefits(1)	16,999	808,834	(8,653)	411,575	1,228,755
Paid guarantee benefits	(25,942)	(14,642)	(1,377)	0	(41,961)
Changes in unrealized investment gains and losses	11,288	144,937	123	0	156,348
Balance as of December 31, 2017	$390,338	$4,997,310	$17,131	$5,452,583	$10,857,362

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the guaranteed death benefits in excess of the account balance. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability associated with fixed annuities is determined each period by estimating the present value of projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier estimates should be revised.
The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option features, which includes an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments in excess of the account balance less the present value of future expected rider fees attributable to the embedded derivative feature.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Sales Inducements
The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. The Company has offered various types of sales inducements, including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. There was no deferred sales inducements balance at December 31, 2017 and 2016. Changes in DSI, reported as “Interest credited to policyholders’ account balances,” are as follows:

Sales Inducements
(in thousands)
Balance as of December 31, 2014	$836,791
Capitalization	6,462
Amortization-Impact of assumption and experience unlocking and true-ups	21,829
Amortization-All other	(183,843)
Change in unrealized investment gains (losses)	3,605
Balance as of December 31, 2015	684,844
Capitalization	932
Amortization-Impact of assumption and experience unlocking and true-ups	11,817
Amortization-All other	(144,670)
Change in unrealized investment gains (losses)	(2,802)
Other(1)	(550,121)
Balance as of December 31, 2016	0
Capitalization	0
Amortization-Impact of assumption and experience unlocking and true-ups	0
Amortization-All other	0
Change in unrealized investment gains (losses)	0
Other	0
Balance as of December 31, 2017	$0

(1)	Represents ceded DSI upon reinsurance agreements with PALAC and Prudential Insurance in 2016. See Note 1 and Note 12 for additional information.
7. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance ("AZDOI"). Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.
Statutory net income (loss) for the Company, including its subsidiary PLNJ, amounted to $(503) million, $578 million and $593 million for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory surplus of the Company, including its subsidiary PLNJ, amounted to $1,365 million and $1,250 million at December 31, 2017 and 2016, respectively.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity to pay a dividend in 2018 without prior approval. The Company paid dividends to Prudential Insurance of $250 million, $2,593 million and $430 million in 2017, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

8. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current tax expense (benefit):
U.S. Federal	$(52,501)	$(99,443)	$105,992
State and local	0	49	129
Total	(52,501)	(99,394)	106,121
Deferred tax expense (benefit):
U.S. Federal	(102,153)	25,525	(116,762)
Total	(102,153)	25,525	(116,762)
Total income tax expense (benefit)	(154,654)	(73,869)	(10,641)
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	43,372	3,322	(61,322)
Additional paid-in capital	824	587	(6,560)
Total income tax expense (benefit)	$(110,458)	$(69,960)	$(78,523)
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Expected federal income tax expense	$59,591	$112,472	$174,077
Non-taxable investment income	(157,408)	(146,324)	(161,407)
Tax credits	(29,506)	(30,916)	(24,232)
Domestic production activities deduction, net	(10,448)	(9,488)	0
Changes in tax law	(17,576)	0	0
Other	693	387	921
Reported income tax expense (benefit)	$(154,654)	$(73,869)	$(10,641)
Effective tax rate	(90.8)%	(22.9)%	(2.1)%
The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” The Company’s effective tax rate for fiscal years 2017, 2016 and 2015 was (90.8)%, (22.9)% and (2.1)%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate during the periods presented:
Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:
U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”). On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. This law includes a broad range of tax reform changes that will affect U.S. businesses, including changes to corporate tax rates, business deductions and international tax provisions. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment (the date the President signed the bill into law).

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

In December 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act of 2017. SAB 118 provides guidance for registrants under three scenarios: (1) measurement of certain income tax effects is complete, (2) measurement of certain income tax effects can be reasonably estimated and (3) measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. SAB 118 acknowledges that a company may be able to complete the accounting for some provisions earlier than others. As a result, it may need to apply all three scenarios in determining the accounting for the Tax Act of 2017 based on information that is available.
The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. However, we have recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. As a result, upon enactment of the Tax Act of 2017, the Company recognized a $17.6 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. This net tax benefit was comprised of the following component:

•	$17.6 million tax benefit from the reduction in net deferred tax liabilities to reflect the reduction in the U.S. tax rate from 35% to 21%
As we complete the collection, preparation and analysis of data relevant to the Tax Act of 2017, interpret any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, we may make adjustments to these provisional amounts. These adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $155 million of the total $157 million of 2017 non-taxable investment income, $142 million of the total $146 million of 2016 non-taxable investment income, and $161 million of the total $161 million of 2015 non-taxable investment income. The DRD for the current period was estimated using information from 2016, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Insurance reserves	$171,504	$148,115
Other	0	1,966
Deferred tax assets	171,504	150,081
Deferred tax liabilities:
Deferred policy acquisition costs	39,501	45,405
Net unrealized gains on securities	61,294	24,949
Investments	96,385	171,303
Other	7,944	0
Deferred tax liabilities	205,124	241,657
Net deferred tax asset (liability)	$(33,620)	$(91,576)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.
The Company had no valuation allowance as of December 31, 2017 and 2016. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $170 million, $321 million and $497 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Tax Audit and Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.
The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated.

	2017	2016	2015
	(in thousands)
Balance at January 1,	$9,488	$0	$0
Increases in unrecognized tax benefits-prior years	12,373	4,744	0
(Decreases) in unrecognized tax benefits-prior years	0	0	0
Increases in unrecognized tax benefits-current year	8,335	4,744	0
(Decreases) in unrecognized tax benefits-current year	0	0	0
Settlements with taxing authorities	0	0	0
Balance at December 31,	$30,196	$9,488	$0
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$30,196	$9,488	$0
The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit).
At December 31, 2017, the Company remains subject to examination in the U.S. for tax years 2014 through 2016.
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
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public fixed maturities, certain highly structured OTC derivative contracts, and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$80,611	$19,204	$0	$99,815
Obligations of U.S. states and their political subdivisions	0	635,458	0	0	635,458
Foreign government bonds	0	134,924	174	0	135,098
U.S. corporate public securities	0	1,779,935	1,154	0	1,781,089
U.S. corporate private securities	0	901,080	60,158	0	961,238
Foreign corporate public securities	0	182,243	209	0	182,452
Foreign corporate private securities	0	837,766	13,900	0	851,666
Asset-backed securities(4)	0	71,400	111,028	0	182,428
Commercial mortgage-backed securities	0	322,832	0	0	322,832
Residential mortgage-backed securities	0	71,226	0	0	71,226
Subtotal	0	5,017,475	205,827	0	5,223,302
Trading account assets:
Corporate securities	0	38,793	0	0	38,793
Asset-backed securities(4)	0	0	0	0	0
Equity securities	0	0	17,488	0	17,488
Subtotal	0	38,793	17,488	0	56,281
Equity securities, available-for-sale	94	22,991	37	0	23,122
Short-term investments	0	0	1,339	0	1,339
Cash equivalents	0	28,007	0	0	28,007
Other long-term investments(6)	0	115,094	0	(115,086)	8
Reinsurance recoverables(5)	0	0	5,457,649	0	5,457,649
Receivables from parent and affiliates	0	132,571	0	0	132,571
Subtotal excluding separate account assets	94	5,354,931	5,682,340	(115,086)	10,922,279
Separate account assets(2)(7)	0	125,543,035	0	0	125,543,035
Total assets	$94	$130,897,966	$5,682,340	$(115,086)	$136,465,314
Future policy benefits(3)	$0	$0	$5,452,583	$0	$5,452,583
Policyholders' account balances	0	0	46,651	0	46,651
Payables to parent and affiliates	0	74,378	0	(69,718)	4,660
Total liabilities	$0	$74,378	$5,499,234	$(69,718)	$5,503,894

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$160,740	$0	$0	$160,740
Obligations of U.S. states and their political subdivisions	0	626,486	0	0	626,486
Foreign government bonds	0	108,782	0	0	108,782
U.S. corporate public securities	0	2,306,409	55,109	0	2,361,518
U.S. corporate private securities	0	851,585	32,699	0	884,284
Foreign corporate public securities	0	221,848	0	0	221,848
Foreign corporate private securities	0	584,268	14,748	0	599,016
Asset-backed securities(4)	0	169,160	19,856	0	189,016
Commercial mortgage-backed securities	0	382,671	0	0	382,671
Residential mortgage-backed securities	0	83,188	0	0	83,188
Subtotal	0	5,495,137	122,412	0	5,617,549
Trading account assets:
Corporate securities	0	19,256	0	0	19,256
Asset-backed securities(4)	0	302	0	0	302
Commercial mortgage-backed securities	0	0	0	0	—
Equity securities	0	0	15,770	0	15,770
Subtotal	0	19,558	15,770	0	35,328
Equity securities, available-for-sale	41	16,640	75	0	16,756
Short-term investments	31,007	5,650	0	0	36,657
Cash equivalents	5,644	1,998	0	0	7,642
Other long-term investments(6)	0	90,884	0	(13,019)	77,865
Reinsurance recoverables	0	0	5,474,263	0	5,474,263
Receivables from parent and affiliates	0	131,144	6,493	0	137,637
Subtotal excluding separate account assets	36,692	5,761,011	5,619,013	(13,019)	11,403,697
Separate account assets(2)(7)	0	116,040,888	0	0	116,040,888
Total assets	$36,692	$121,801,899	$5,619,013	$(13,019)	$127,444,585
Future policy benefits(3)	$0	$0	$5,041,007	$0	$5,041,007
Policyholders' account balances	0	0	20,337	0	20,337
Payables to parent and affiliates	0	12,854	0	(12,854)	0
Total liabilities	$0	$12,854	$5,061,344	$(12,854)	$5,061,344

(1)
“Netting” amounts represent cash collateral of $45.4 million and $0.2 million as of December 31, 2017 and 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of December 31, 2017, the net embedded derivative liability position of $5,453 million includes $823 million of embedded derivatives in an asset position and $6,276 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $5,041 million includes $1,157 million of embedded derivatives in an asset position and $6,198 million of embedded derivatives in a liability position.

(4)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Effective July 1, 2017, the Company recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and discontinued the embedded derivative accounting.

(6)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2017 and December 31, 2016, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $0.7 million and $0.9 million, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(7)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at net asset value per share (or its equivalent). At December 31, 2017 and December 31, 2016, the fair values of separate account assets excluded from the fair value hierarchy were $4,113 million and $566 million, respectively.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2017 and 2016, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
The fair values of private fixed maturities, which are originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and the reduced liquidity associated with private placements. Internal adjustments are made to reflect variation in observed sector spreads. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including, but not limited to observed prices and spreads for similar publicly or privately traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.
Trading Account Assets - Trading account assets consist primarily of fixed maturity securities and equity securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”
Equity Securities - Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company's exchange-traded futures and options include treasury and equity futures. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.
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
Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and these investments have primarily been classified within Level 2.
Separate Account Assets - Separate account assets include fixed maturity securities, treasuries, equity securities, real estate, mutual funds, and commercial mortgage loans for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.
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
The Company also had an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (see Note 12). Under this agreement, the Company paid a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk was accounted for as an embedded derivative which was included in “Reinsurance recoverables” as of December 31, 2016. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that are attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative included capital market assumptions, such as interest rates, estimated NPR of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. Effective July 1, 2017, the Company recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and discontinued the embedded derivative accounting.
Future Policy Benefits - The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Policyholders' Account Balances - The liability for policyholders' account balances is related to certain embedded derivative instruments associated with certain policyholders' account balances. The fair values are determined consistent with similar derivative instruments described under "Derivative Instruments".
Transfers between Levels 1 and 2 - Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company's Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$36,966	Discounted cash flow	Discount rate	5.06%	22.23%	7.33%	Decrease
		Liquidation	Liquidation value	25%	25%	25%	Increase
Reinsurance recoverables(13)	$5,457,649	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(7)	$5,452,583	Discounted cash flow	Lapse rate(8)	1%	12%		Decrease
			Spread over LIBOR(4)	0.12%	1.10%		Decrease
			Utilization rate(9)	52%	97%		Increase
			Withdrawal rate	See table footnote (10) below
			Mortality rate(11)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$45,715	Discounted cash flow	Discount rate	4.54%		15.00%		8.06%		Decrease
		Market comparables	EBITDA multiples(2)	4.0	X	4.0	X	4.0	X	Increase
		Liquidation	Liquidation value	98.21%		98.21%		98.21%		Increase
Reinsurance recoverables - Living Benefits	$5,041,262	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$433,001	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			Spread over LIBOR(4)	0.25%		1.50%				Decrease
			Mortality rate(5)	0%		31%				Decrease
			Premium payment(6)	0.65	X	0.95	X			Decrease
Liabilities:
Future policy benefits(7)	$5,041,007	Discounted cash flow	Lapse rate(8)	0%		13%				Decrease
			Spread over LIBOR(4)	0.25%		1.50%				Decrease
			Utilization rate(9)	52%		96%				Increase
			Withdrawal rate	See table footnote (10) below
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	16%		25%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)
Represents multiples of earnings before interest, taxes, depreciation and amortization, ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

(3)	For universal life, lapse rates vary based on funding level and other factors. Rates are set to zero when the no lapse guarantee is fully funded and the cash value is zero.

(4)
The spread over LIBOR swap curve represents the premium added to the risk-free discount rate (i.e., LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2017 and 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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
Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.
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

	Year Ended December 31, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	Corporate Securities (5)	Asset-Backed Securities (6)	Commercial Mortgage-Backed Securities
	(in thousands)
Fair value, beginning of period	$0	$102,556	$19,856	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(2,198)	4,199	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	1,590	(3,178)	0
Net investment income	0	158	112	0
Purchases	15,634	18,022	108,731	1,493
Sales	0	(52,287)	(7,471)	0
Issuances	0	0	0	0
Settlements	0	(24,770)	(55,372)	0
Transfers into Level 3(1)	0	42,125	78,159	0
Transfers out of Level 3(1)	0	(6,193)	(34,008)	(1,493)
Other(3)	3,570	(3,582)	0	0
Fair value, end of period	$19,204	$75,421	$111,028	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,736)	$0	$0
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Trading Account Assets
	Asset-Backed Securities (6)	Equity Securities	Equity Securities, Available-for-Sale	Short term Investments	Other Long- term Investments
	(in thousands)
Fair value, beginning of period	$0	$15,770	$75	$0	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	1,707	0	0	0
Included in other comprehensive income (loss)	0	0	(38)	0	0
Net investment income	0	0	0	0	0
Purchases	0	0	0	8,425	0
Sales	0	0	0	(1)	0
Issuances	0	0	0	0	0
Settlements	0	0	0	(7,085)	0
Transfers into Level 3(1)	0	0	0	0	16
Transfers out of Level 3(1)	0	0	0	0	(16)
Other(3)	0	11	0	0	0
Fair value, end of period	$0	$17,488	$37	$1,339	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$2,345	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$5,474,263	$6,493	$(5,041,007)	$(20,337)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	(158,623)	0	463,432	(30,991)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	902,110	0	0	0
Sales	0	0	0	0
Issuances	0	0	(875,008)	0
Settlements	0	0	0	4,677
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	(6,493)	0	0
Other(3)	(760,101)	0	0	0
Fair value, end of period	$5,457,649	$0	$(5,452,583)	$(46,651)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$(315,998)	$0	$313,532	$(30,991)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Fixed Maturities, Available-for-Sale
	Corporate Securities (5)	Asset-Backed Securities (6)	Commercial Mortgage-Backed Securities
	(in thousands)
Fair value, beginning of period	$95,492	$173,347	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(277)	(891)	0
Asset management fees and other income	0	0	0
Included in other comprehensive income (loss)	(1,018)	158	0
Net investment income	54	149	0
Purchases	5,459	21,473	0
Sales	(9,928)	(44,486)	0
Issuances	0	0	0
Settlements	(10,728)	(1,071)	0
Transfers into Level 3(1)	29,881	48,957	0
Transfers out of Level 3(1)	(6,379)	(177,780)	0
Other(3)	0	0	0
Fair value, end of period	$102,556	$19,856	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$(560)	$(1,378)	$0
Asset management fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Trading Account Assets
	Asset-Backed Securities (6)	Equity Securities	Equity Securities Available-For-Sale	Other Long-term Investments
	(in thousands)
Fair value, beginning of period	$0	$18,248	$165	$5,704
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	0
Asset management fees and other income	(32)	192	0	0
Included in other comprehensive income (loss)	0	0	(90)	0
Net investment income	0	0	0	(67)
Purchases	0	0	0	102
Sales	0	(5,930)	0	0
Issuances	0	0	0	0
Settlements	(527)	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,479)
Other	559	3,260	0	(3,260)
Fair value, end of period	$0	$15,770	$75	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$(769)	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$4,940,011	$5,000	$(5,205,434)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	(281,009)	(13)	975,823	(8,463)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	16	0	0
Net investment income	0	0	0	0
Purchases	815,261	6,500	0	0
Sales	0	(1,987)	0	0
Issuances	0	0	(811,396)	0
Settlements	0	0	0	(5,972)
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	(2,464)	0	0
Other	0	(559)	0	(5,902)
Fair value, end of period	$5,474,263	$6,493	$(5,041,007)	$(20,337)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$4,326,977	$0	$866,386	$(8,463)
Asset management fees and other income	$0	$0	$0	$0
The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and other comprehensive income for the year ended December 31, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2015.

	Year Ended December 31, 2015
	Fixed Maturities, Available-for-Sale
	Corporate Securities (5)	Asset-Backed Securities (6)	Commercial Mortgage-Backed Securities
	(in thousands)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$(1,533)	$42	$0
Asset management fees and other income	$0	$0	$0
Included in other comprehensive income (loss)	$262	$(939)	$0
Net investment income	$30	$52	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$(1,392)	$0	$0
Asset management fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Trading Account Assets
	Asset-Backed Securities (6)	Equity Securities	Equity Securities, Available-for-Sale	Other Long- term Investments
	(in thousands)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$337	$1,912
Asset management fees and other income	$0	$2,207	$0	$0
Included in other comprehensive income (loss)	$0	$0	$(245)	$0
Net investment income	$0	$0	$0	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$1,744
Asset management fees and other income	$0	$2,162	$0	$0

	Year Ended December 31, 2015
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net (4)	$(635,006)	$0	$505,416	$0
Asset management fees and other income	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$(17)	$0	$0
Net investment income	$0	$0	$0	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$(482,828)	$0	$381,057	$0
Asset management fees and other income	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)
Other, except for Reinsurance recoverables, primarily represents reclassifications of certain assets and liabilities between reporting categories. Other for Reinsurance Recoverables for the year ended December 31, 2017, represents the Company's recapture of the risks related to the no-lapse guarantees that were previously reinsured to UPARC and the discontinuation of embedded derivative accounting, effective July 1, 2017.

(4)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture.

(5)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period amounts were aggregated to conform to current period presentation.

(6)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position. In some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,111,625	$1,111,625	$1,083,419
Policy loans	0	0	1,161,101	1,161,101	1,161,101
Cash and cash equivalents	36,562	148,000	0	184,562	184,562
Accrued investment income	0	82,341	0	82,341	82,341
Receivables from parent and affiliates	0	167,545	0	167,545	167,545
Other assets	0	50,407	0	50,407	50,407
Total assets	$36,562	$448,293	$2,272,726	$2,757,581	$2,729,375
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,178,583	$276,435	$1,455,018	$1,458,599
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	33,169	0	33,169	33,169
Payables to parent and affiliates	0	223,550	0	223,550	223,550
Other liabilities	0	362,592	0	362,592	362,592
Total liabilities	$0	$1,797,894	$276,435	$2,074,329	$2,077,910

	December 31, 2016(1)
	Fair Value				Carrying Amount (2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,181,582	$1,181,582	$1,150,381
Policy loans	0	0	1,166,456	1,166,456	1,166,456
Cash and cash equivalents	30,149	58,366	0	88,515	88,515
Accrued investment income	0	87,322	0	87,322	87,322
Receivables from parent and affiliates	0	76,315	0	76,315	76,315
Other assets	0	37,969	0	37,969	37,969
Total assets	$30,149	$259,972	$2,348,038	$2,638,159	$2,606,958
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,129,378	$253,007	$1,382,385	$1,386,099
Securities sold under agreements to repurchase	0	68,904	0	68,904	68,904
Cash collateral for loaned securities	0	74,976	0	74,976	74,976
Payables to parent and affiliates	0	73,628	0	73,628	73,628
Other liabilities	0	305,969	0	305,969	305,969
Total liabilities	$0	$1,652,855	$253,007	$1,905,862	$1,909,576

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2017 and 2016, the fair values of these cost method investments were $49 million and $35 million, respectively. The carrying values of these investments were $41 million and $32 million as of December 31, 2017 and 2016, respectively.

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
Cash Collateral for Loaned Securities
Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase above. Due to the short-term nature of these transactions, the carrying value approximates fair value.
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
Interest rate swaps are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.
Swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.
Equity Contracts
Equity options are used by the Company to manage its exposure to the equity markets which impacts the value of assets and liabilities it owns or anticipates acquiring or selling.
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
Credit Contracts
The Company writes credit protection to gain exposure similar to investment in public fixed maturity cash instruments. With these credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced names (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate.
In addition to selling credit protection, the Company purchases credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.
Embedded Derivatives
The Company sells variable annuity products which may include guaranteed benefit features that are accounted for as embedded derivatives; related to these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. Effective April 1, 2016, the Company entered into reinsurance agreements (previously reinsured to Pruco Re) with affiliates, PALAC and Prudential Insurance. See Note 1 for additional information on the reinsurance agreements. Additionally, the Company has entered into a reinsurance agreement with an external counterparty, Union Hamilton Reinsurance, Ltd. ("Union Hamilton").
In regard to no-lapse guarantee provision on certain universal life products, the Company had reinsured a portion of it to an affiliate, UPARC, through June 30, 2017 and recaptured the reinsurance effective July 1, 2017. See Note 12 for additional information on the recapture.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

These embedded derivatives and reinsurance agreements, also accounted as derivatives, are carried at fair value and marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 9.
Primary Risks Managed by Derivatives
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives which are recorded with the associated host and related reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	December 31, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$649,905	$18,243	$(44,806)	$435,602	$44,040	$(1,835)
Total Qualifying Hedges	$649,905	$18,243	$(44,806)	$435,602	$44,040	$(1,835)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$246,925	$23,032	$0	$101,076	$8,215	$0
Foreign Currency
Foreign Currency Forwards	16,320	0	(376)	13,447	216	(20)
Credit
Credit Default Swaps	1,594	0	(96)	3,000	0	(281)
Currency/Interest Rate
Foreign Currency Swaps	95,145	4,347	(5,600)	56,626	7,789	(211)
Equity
Equity Options	1,277,102	69,472	(23,500)	649,807	30,624	(10,507)
Total Non-Qualifying Hedges	$1,637,086	$96,851	$(29,572)	$823,956	$46,844	$(11,019)
Total Derivatives (1)	$2,286,991	$115,094	$(74,378)	$1,259,558	$90,884	$(12,854)

(1)	Excludes embedded derivatives and related reinsurance recoverables which contain multiple underlyings.
The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $5,453 million and $5,041 million as of December 31, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $5,458 million and $5,474 million as of December 31, 2017 and December 31, 2016, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from PALAC and Prudential Insurance was an asset of $5,445 million and $5,041 million and the fair value related to the Prudential Premier® Retirement Variable Annuity from Union Hamilton was an asset of $13 million and $0 million of December 31, 2017 and December 31, 2016, respectively. Effective July 1, 2017, the Company recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and discontinued the embedded derivative accounting. The fair value related to the no-lapse guarantee from UPARC was an asset of $433 million as of December 31, 2016. See Note 12 for additional information on these reinsurance agreements.
The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $47 million and $20 million as of December 31, 2017 and December 31, 2016, respectively. There was no related reinsurance recoverable.

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

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$115,086	$(115,086)	$0	$0	$0
Securities purchased under agreements to resell	148,000	0	148,000	(148,000)	0
Total Assets	$263,086	$(115,086)	$148,000	$(148,000)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$74,378	$(69,718)	$4,660	$(245)	$4,415
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$74,378	$(69,718)	$4,660	$(245)	$4,415

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$90,877	$(13,019)	$77,858	$(77,858)	$0
Securities purchased under agreements to resell	58,366	0	58,366	(58,366)	0
Total Assets	$149,243	$(13,019)	$136,224	$(136,224)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$12,854	$(12,854)	$0	$0	$0
Securities sold under agreements to repurchase	68,904	0	68,904	(68,904)	0
Total Liabilities	$81,758	$(12,854)	$68,904	$(68,904)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.
For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements.
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

	Year Ended December 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$6,071	$(8,234)	$(58,609)
Total qualifying hedges	0	6,071	(8,234)	(58,609)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,565)	0	0	0
Currency	(1,316)	0	0	0
Currency/Interest Rate	(7,245)	0	(71)	0
Credit	(46)	0	0	0
Equity	30,466	0	0	0
Embedded Derivatives	(126,919)	0	0	0
Total non-qualifying hedges	(106,625)	0	(71)	0
Total	$(106,625)	$6,071	$(8,305)	$(58,609)

	Year Ended December 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$4,055	$1,638	$(7,340)
Total qualifying hedges	0	4,055	1,638	(7,340)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	186,419	0	0	0
Currency	1,657	0	0	0
Currency/Interest Rate	8,960	0	(15)	0
Credit	(535)	0	0	0
Equity	350	0	0	0
Embedded Derivatives	467,682	0	0	0
Total non-qualifying hedges	664,533	0	(15)	0
Total	$664,533	$4,055	$1,623	$(7,340)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$3,297	$1,879	$36,686
Total qualifying hedges	0	3,297	1,879	36,686
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	77,158	0	0	0
Currency	211	0	0	0
Currency/Interest Rate	11,533	0	209	0
Credit	90	0	0	0
Equity	(35,276)	0	0	0
Embedded Derivatives	(274,008)	0	0	0
Total non-qualifying hedges	(220,292)	0	209	0
Total	$(220,292)	$3,297	$2,088	$36,686

(1)	Amounts deferred in AOCI.
For the years ended December 31, 2017, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting were de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$11,585
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	40,972
Amount reclassified into current period earnings	(4,286)
Balance, December 31, 2015	48,271
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2016	575
Amount reclassified into current period earnings	(7,915)
Balance, December 31, 2016	40,931
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2017	(59,712)
Amount reclassified into current period earnings	1,103
Balance, December 31, 2017	$(17,678)
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2017 values, it is estimated that a pre-tax gain of $6 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2018, offset by amounts pertaining to the hedged items.

As of December 31, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 39 years.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Credit Derivatives
As of December 31, 2017 and 2016, the Company has not written credit protection.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $2 million and $3 million reported at fair value as a liability of $0.1 million and $0.3 million as of December 31, 2017 and 2016, respectively.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its OTC derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement as applicable; (ii) trading through a central clearing and OTC; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position.
11. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
The Company has made commitments to fund commercial loans. As of December 31, 2017 and 2016, the outstanding balances on these commitments were $15 million and $49 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2017 and 2016, $196 million and $133 million, respectively, of these commitments were outstanding.
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
Contingent Liabilities
On an ongoing basis, the Company reviews its operations including, but not limited to, practices and procedures for meeting obligations to our customers and other parties. This review may result in the modification or enhancement of processes, including concerning the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $30 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
Wells Fargo MyTerm Sales
In December 2016, Prudential Financial announced that it suspended sales of its MyTerm life insurance product through Wells Fargo pending completion of a Prudential Financial-initiated review of how the product was being sold through Wells Fargo. Prudential Financial has offered to reimburse the full amount of premium with interest, to any Wells Fargo customers with concerns about the way in which the product was purchased. Wells Fargo distributed the product from June 2014 until sales were suspended, and Prudential Financial's total annualized new business premiums associated with sales through Wells Fargo were approximately $4 million. Annualized new business premiums include 100% of scheduled first year premiums for policies sold during this period.
Prudential Financial has received inquiries, requests for information, subpoenas and a civil investigative demand related to this matter from state and federal regulators, including its lead state insurance regulator, the New Jersey Department of Banking and Insurance ("NJDOBI"), state attorneys general and federal legislators, and is responding to these requests. Prudential Financial has also received shareholder demands for certain books and records under New Jersey law. Litigation related to this matter is described below. Prudential Financial may become subject to additional regulatory inquiries and other investigations and actions, shareholder demands and litigation related to this matter. Prudential Financial has provided notice to Wells Fargo that it may seek indemnification under the MyTerm distribution agreement between the parties. In December 2017, NJDOBI ended its investigation and concluded that there was no evidence of improper activity by Prudential regarding the sale and marketing of MyTerm policies to Wells Fargo customers.
Alex Perea, individually and on behalf of all others similarly situated v. The Prudential Insurance Company of America, et al.
In December 2016, a putative class action complaint entitled Alex Perea, individually and on behalf of all others similarly situated v. The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, and Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint: (i) alleges that defendants conspired with Wells Fargo to sell a life insurance product to Wells Fargo customers without their knowledge or consent and violated federal law (Racketeer Influenced and Corrupt Organizations Act ("RICO")) and New Jersey law (Consumer Fraud Act); and (ii) seeks injunctive relief, compensatory damages, exemplary and statutory penalties, treble damages, interest and attorneys’ fees and costs. In January 2017, plaintiff filed an amended complaint in the United States District Court for the District of New Jersey, alleging the same claims contained in the complaint. In February 2017, the amended complaint was withdrawn with prejudice. This case is now closed.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Escheatment Litigation
State of West Virginia ex. Rel. John D. Perdue v. Pruco Life
In October 2012, the State of West Virginia commenced a second action against Pruco Life making the same allegations stated in the action against Prudential Insurance. In April 2013, Pruco Life filed motions to dismiss the complaints in both of the West Virginia actions. In December 2013, the Court granted Pruco Life’s motions and dismissed the complaints with prejudice. In January 2014, the State of West Virginia appealed the decisions. In June 2015, the West Virginia Supreme Court issued a decision: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court. In September 2015, the West Virginia Supreme Court of Appeals denied Pruco Life's rehearing petition. In November 2015, Pruco Life filed its answer.
Escheatment Audit and Claims Settlement Practices Market Conduct Exam
In January 2012, a Global Resolution Agreement entered into by the Company and a third-party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third-party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF") to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company. During 2017, audits were satisfactorily completed by the third party auditor of the Global Resolution Agreement and by the regulators for the Regulatory Settlement Agreement to assure that the Company had complied with the terms of both agreements.
The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.
Securities Lending Matter
In 2016, Prudential Financial self-reported to the SEC and the DOL, and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments due to a long-standing restriction benefiting Prudential Financial that limited the availability of loanable securities. Prudential Financial has removed the restriction and substantially implemented a remediation plan for the benefit of customers. Prudential Financial is cooperating with regulators in their review of this matter (which includes a review of the remediation plan) and has entered into discussions with the SEC staff regarding a possible settlement that would potentially involve charges under the Investment Advisers Act and financial remedies. Prudential Financial cannot predict the outcome of these discussions.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

12. REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), PAR U, Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, GUL Re, its parent company Prudential Insurance, as well as third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016 and its affiliate UPARC through June 30, 2017. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate the Company's capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.
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
Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2017	2016
	(in thousands)
Reinsurance recoverables	$32,555,500	$28,674,226
Policy loans	(124,843)	(87,112)
Deferred policy acquisition costs	(6,832,729)	(6,482,889)
Deferred sales inducements	(638,065)	(615,117)
Other assets(1)	205,430	226,347
Policyholders’ account balances	5,004,885	4,978,859
Future policy benefits	3,301,841	2,833,327
Other liabilities(2)	626,306	410,376

(1)	"Other assets" includes $0.1 million of unaffiliated activity as of both December 31, 2017 and 2016.

(2)	"Other liabilities" includes $73 million and $28 million of unaffiliated activity as of December 31, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	December 31, 2017	December 31, 2016
	(in thousands)
PAR U	$11,111,272	$10,514,125
PALAC	8,388,988	7,706,860
PURC	3,577,962	3,153,449
PARCC	2,546,673	2,589,397
GUL Re	1,772,950	0
PAR Term	1,559,618	1,403,738
Prudential of Taiwan	1,406,686	1,246,241
Prudential Insurance	1,152,241	976,652
Term Re	966,509	593,084
UPARC	0	467,904
Unaffiliated	72,601	22,776
Total reinsurance recoverables	$32,555,500	$28,674,226
Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	2017	2016	2015
	(in thousands)
Premiums:
Direct	$1,720,896	$1,621,531	$1,519,992
Assumed(1)	194	359	0
Ceded(2)	(1,666,384)	(2,447,832)	(1,442,358)
Net premiums	54,706	(825,942)	77,634
Policy charges and fee income:
Direct	3,459,134	2,804,446	2,933,271
Assumed	473,573	533,648	434,560
Ceded(3)	(3,678,165)	(2,550,899)	(1,211,444)
Net policy charges and fee income	254,542	787,195	2,156,387
Net investment income:
Direct	356,291	378,969	419,357
Assumed	1,484	1,411	1,394
Ceded	(5,365)	(4,430)	(4,164)
Net investment income	352,410	375,950	416,587
Asset administration fees:
Direct	340,461	310,178	362,321
Assumed	0	0	0
Ceded	(322,868)	(225,735)	0
Net asset administration fees	17,593	84,443	362,321
Other income:
Direct	62,830	50,475	44,223
Assumed(4)	390	(161)	0
Ceded	(77)	21	0
Amortization of reinsurance income	4,606	(19,228)	11,292
Net other income	67,749	31,107	55,515
Realized investment gains (losses), net:
Direct	478,117	1,263,088	571,702
Assumed	0	0	0
Ceded(5)	(558,303)	(504,639)	(780,240)
Realized investment gains (losses), net	(80,186)	758,449	(208,538)
Policyholders’ benefits (including change in reserves):
Direct	2,450,810	2,456,262	2,064,906
Assumed(6)	584,909	596,196	541,371
Ceded(7)	(3,074,099)	(3,312,658)	(2,307,127)
Net policyholders’ benefits (including change in reserves)	(38,380)	(260,200)	299,150
Interest credited to policyholders’ account balances:
Direct	350,262	413,328	477,667
Assumed	135,123	131,953	124,954
Ceded	(316,994)	(244,061)	(228,410)
Net interest credited to policyholders’ account balances	168,391	301,220	374,211
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(8)	(1,302,020)	(840,010)	(354,372)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)	"Premiums assumed" includes $0.2 million, $0.4 million and $0 million of unaffiliated activity for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	"Premiums ceded" includes $0.0 million of unaffiliated activity for the year ended December 31, 2017.

(3)	"Policy charges ceded" includes $(8) million, $(4) million and $(4) million of unaffiliated activity for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	"Other income assumed" includes $0.4 million, $(0.2) million and $0.0 million of unaffiliated activity for the years ended December 31, 2017, 2016 and 2015, respectively.

(5)	"Realized investment gains (losses), net ceded" includes $(20) million, $(30) million and $2 million of unaffiliated activity for the years ended December 31, 2017, 2016 and 2015, respectively.

(6)	"Policyholders' benefits (including change in reserves) assumed" includes $0.4 million of unaffiliated activity for the year ended December 31, 2017.

(7)
"Policyholders' benefits (including change in reserves) ceded" includes $4 million, $5 million and $(14) million of unaffiliated activity for the years ended December 31, 2017, 2016 and 2015, respectively.

(8)	Prior period amount for the year ended December 31, 2015 has been corrected to exclude non-reinsurance expenses.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2017	2016	2015
	(in thousands)
Direct gross life insurance face amount in force	$882,333,743	$827,832,976	$770,427,543
Assumed gross life insurance face amount in force	41,782,959	42,566,514	43,552,313
Reinsurance ceded	(854,053,110)	(805,796,078)	(752,647,594)
Net life insurance face amount in force	$70,063,592	$64,603,412	$61,332,262
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
PURC
Pruco Life reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2013 with PURC and 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as Universal Plus policies, with effective dates from January 1, 2014 through December 31, 2016.
PARCC
The Company reinsures 90% of the risks under its term life insurance policies, with effective dates prior to January 1, 2010 through an automatic coinsurance agreement with PARCC.
GUL Re
Effective January 1, 2017, Pruco Life entered into an automatic coinsurance agreement with GUL Re to reinsure an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as Universal Plus policies, with effective dates on or after January 1, 2017, excluding those policies that are subject to principles-based reserving.
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
On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Financial Services Group, Inc. ("Hartford Financial"). The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. In December 2017, Hartford Financial announced a definitive agreement to sell a group of operating subsidiaries, which includes two of Prudential Insurance's counterparties to these reinsurance arrangements. There is no impact to the terms, rights or obligations of Prudential Insurance, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties. Similarly, there is no impact to the Company's reinsurance arrangements with respect to such GUL business as a result of this change in control.
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
Effective July 1, 2017, Pruco Life recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and subsequently included these risks as part of the business ceded to GUL Re under the amended coinsurance agreement on that date. As part of the recapture, the Company received invested assets of $557 million as consideration from UPARC and unwound the associated reinsurance recoverable of $760 million. As a result, the Company recognized a loss of $203 million immediately.
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
Union Hamilton
Effective April 1, 2015, the Company, excluding its subsidiaries, entered into an agreement with Union Hamilton, an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed benefit feature. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, with Union Hamilton’s cumulative quota share amounting to $2.9 billion of new rider premiums as of December 31, 2016. As of December 31, 2017, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton. Reinsurance on business subject to this agreement remains in force for the duration of the underlying annuity contracts. New sales subsequent to December 31, 2016 is not covered by this external reinsurance agreement. These guaranteed benefit features are accounted for as embedded derivatives.
13. EQUITY
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, were as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(67)	$178,758	$178,691
Change in OCI before reclassifications	(507)	(164,799)	(165,306)
Amounts reclassified from AOCI	0	(9,902)	(9,902)
Income tax benefit (expense)	177	61,145	61,322
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	(8)	74,040	74,032
Amounts reclassified from AOCI	0	(64,540)	(64,540)
Income tax benefit (expense)	3	(3,325)	(3,322)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	259	164,482	164,741
Amounts reclassified from AOCI	0	(26,998)	(26,998)
Income tax benefit (expense)	(91)	(43,281)	(43,372)
Balance, December 31, 2017	$(234)	$165,580	$165,346

(1)	Includes cash flow hedges of $(18) million, $41 million, and $48 million as of December 31, 2017, 2016 and 2015, respectively.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$(1,103)	$7,915	$4,286
Net unrealized investment gains (losses) on available-for-sale securities(4)	28,101	56,625	5,616
Total net unrealized investment gains (losses)	26,998	64,540	9,902
Total reclassifications for the period	$26,998	$64,540	$9,902

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(3)	See Note 10 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Reinsurance Recoverable and Other Costs	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014(2)	$5,333	$(2,709)	$1,399	$(1,440)	$2,583
Net investment gains (losses) on investments arising during the period	107	0	0	(37)	70
Reclassification adjustment for (gains) losses included in net income	(251)	0	0	88	(163)
Reclassification adjustment for OTTI losses excluded from net income(1)	7	0	0	(2)	5
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, reinsurance recoverable and deferred sales inducements(2)	0	1,404	0	(492)	912
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances(2)	0	0	(330)	116	(214)
Balance, December 31, 2015(2)	$5,196	$(1,305)	$1,069	$(1,767)	$3,193
Net investment gains (losses) on investments arising during the period	1,238	0	0	(433)	805
Reclassification adjustment for (gains) losses included in net income	(1,107)	0	0	387	(720)
Reclassification adjustment for OTTI losses excluded from net income(1)	(444)	0	0	155	(289)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, reinsurance recoverable and other costs(2)	0	393	0	(138)	255
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances(2)	0	0	(437)	153	(284)
Balance, December 31, 2016(2)	$4,883	$(912)	$632	$(1,643)	$2,960
Net investment gains (losses) on investments arising during the period	375	0	0	(119)	256
Reclassification adjustment for (gains) losses included in net income	(3,699)	0	0	1,171	(2,528)
Reclassification adjustment for OTTI losses excluded from net income(1)	50	0	0	(16)	34
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, reinsurance recoverable and other costs	0	813	0	(289)	524
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and reinsurance payables	0	0	(610)	214	(396)
Balance, December 31, 2017	$1,609	$(99)	$22	$(682)	$850

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs, Reinsurance Recoverable and Other Costs	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014(3)	$344,577	$(256,260)	$182,553	$(94,695)	$176,175
Net investment gains (losses) on investments arising during the period	(223,082)	0	0	78,078	(145,004)
Reclassification adjustment for (gains) losses included in net income	(9,651)	0	0	3,378	(6,273)
Reclassification adjustment for OTTI losses excluded from net income(1)	(7)	0	0	2	(5)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, reinsurance recoverable and deferred sales inducements(3)	0	159,640	0	(55,874)	103,766
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances(3)	0	0	(102,538)	35,888	(66,650)
Balance, December 31, 2015(3)	$111,837	$(96,620)	$80,015	$(33,223)	$62,009
Net investment gains (losses) on investments arising during the period	(70,379)	0	0	24,633	(45,746)
Reclassification adjustment for (gains) losses included in net income	65,647	0	0	(22,976)	42,671
Reclassification adjustment for OTTI losses excluded from net income(1)	444	0	0	(155)	289
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, reinsurance recoverable and other costs(3)	0	(132)	0	46	(86)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances(3)	0	0	14,276	(4,996)	9,280
Balance, December 31, 2016(3)	$107,549	$(96,752)	$94,291	$(36,671)	$68,417
Net investment gains (losses) on investments arising during the period	134,613	0	0	(42,628)	91,985
Reclassification adjustment for (gains) losses included in net income	30,697	0	0	(9,721)	20,976
Reclassification adjustment for OTTI losses excluded from net income(1)	(50)	0	0	16	(34)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, reinsurance recoverable and other costs	0	98,584	0	(35,060)	63,524
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and reinsurance payables	0	0	(123,289)	43,151	(80,138)
Balance, December 31, 2017	$272,809	$1,832	$(28,998)	$(80,913)	$164,730

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 10 for information on cash flow hedges.

(3)	Prior periods have been reclassified to conform to the current period presentation.

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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2017, 2016 and 2015. The expense charged to the Company for the deferred compensation program was $9 million, $8 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $26 million, $23 million and $22 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $28 million, $28 million and $26 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $10 million, $10 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $633 million, $709 million and $771 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $66 million, $58 million and $51 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Corporate Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,688 million at December 31, 2017 and $3,367 million at December 31, 2016. Fees related to these COLI policies were $44 million, $42 million and $45 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per policy.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $14 million, $15 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 10 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $79 million and $100 million as of December 31, 2017 and 2016, respectively. "Net investment income" related to these ventures includes a gain of $8 million, $2 million and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the AST. Income received from ASTISI and PGIM Investments related to this agreement was $323 million, $295 million and $347 million for the years ended December 31, 2017, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $14 million, $13 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2017	2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.77%	-	3.12%	$6,551	$0
U.S. Dollar fixed rate notes	2022	-	2028	0.00%	-	14.85%	126,020	137,636
Total long-term notes receivable - affiliated(1)							$132,571	$137,636

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.
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
Accrued interest receivable related to these loans was $1 million at both December 31, 2017 and 2016, and is included in “Other assets”. Revenues related to these loans were $5 million, $6 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in “Other income”.
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2017 and 2016, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)
				(in thousands)
Prudential Insurance	March 2016	Sale	Fixed Maturities & Short-Term Investments	$88,783	$88,875	$(60)	$0
PALAC	January 2017	Purchase	Fixed Maturities & Short-Term Investments	$29	$29	$0	$0
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293	$0
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584	$0
UPARC	September 2017	Transfer In	Other Long-Term Investments	$37,354	$37,354	$0	$0
GUL Re	September 2017	Transfer Out	Other Long-Term Investments	$72,354	$72,354	$0	$0
GUL Re	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$1,254,457	$1,195,697	$0	$58,760
Prudential Financial	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
Prudential Financial	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
UPARC	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$417,067	$385,459	$0	$31,608
UPARC	September 2017	Transfer In	Trading Account Assets	$6,225	$5,002	$0	$1,223
GUL Re	September 2017	Transfer Out	Trading Account Assets	$6,225	$5,002	$0	$1,223
UPARC	September 2017	Purchase	Other Long-Term Investments - Derivatives	$20,685	$20,685	$0	$0
UPARC	November 2017	Purchase	Fixed Maturities & Short-Term Investments	$41,250	$34,332	$0	$6,919
Prudential Insurance	December 2017	Sale	Commercial Mortgages	$106,199	$105,191	$655	$0
Debt Agreements
The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company prepaid $125 million of its debt and reassigned all the remaining debt to PALAC and Prudential Insurance as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. As of December 31, 2017 and 2016, there was no debt outstanding.
The total interest expense to the Company related to loans payable to affiliates was $0.8 million, $13 million and $51 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Contributed Capital and Dividends
In March and July of 2017, the Company received capital contributions in the amounts of $5 million and $149 million, respectively, from Prudential Insurance. In March and June of 2016, the Company received capital contributions in the amounts of $5 million and $200 million, respectively, from Prudential Insurance. For the year ended December 31, 2015, the Company did not receive any capital contributions.
In December of 2017, the Company paid a dividend in the amount of $250 million to Prudential Insurance. In April of 2016, the Company paid a dividend in the amount of $2,593 million to Prudential Insurance. In June and December of 2015, the Company paid dividends in the amounts of $230 million and $200 million, respectively, to Prudential Insurance.
Reinsurance with Affiliates
As discussed in Note 12, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2017 (1)
Total revenues	$210,959	$270,721	$(24,256)	$209,390
Total benefits and expenses	189,338	(67,282)	193,689	180,806
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	21,621	338,003	(217,945)	28,584
Net income (loss)	$40,072	$349,164	$(178,496)	$113,692
2016 (2)
Total revenues	$791,393	$140,925	$231,010	$47,874
Total benefits and expenses	1,163,700	(588,114)	182,006	132,262
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	(372,307)	729,039	49,004	(84,388)
Net income (loss)	$(328,199)	$723,984	$84,897	$(85,465)
(1) The variability in the quarterly results for 2017 was primarily due to the recapture of the risks related to the no-lapse guarantees that were previously reinsured to UPARC. See Note 12 for additional information.
(2) The variability in the quarterly results for 2016 was primarily due to the Variable Annuities Recapture. See Note 1 for additional information.