Form 10-Q
period 2018-06-30
PRUCO LIFE INSURANCE CO
filed 2018-08-10
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 10, 2018, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) fiduciary rule developments, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2018 and December 31, 2017 (in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2018 – $5,188,994; 2017 – $4,941,944)	$5,214,544	$5,223,302
Fixed maturities, trading, at fair value (amortized cost: 2018 – $38,279; 2017 – $38,279)(1)	36,875	38,793
Equity securities, at fair value (cost: 2018 – $37,718; 2017 – $32,694)(1)	43,783	40,610
Policy loans	1,189,889	1,161,101
Short-term investments	333	1,339
Commercial mortgage and other loans	1,120,642	1,083,419
Other invested assets (includes $66,160 and $726 measured at fair value at June 30, 2018 and December 31, 2017, respectively)(1)	313,920	263,074
Total investments	7,919,986	7,811,638
Cash and cash equivalents	72,206	212,569
Deferred policy acquisition costs	1,452,282	1,376,211
Accrued investment income	85,513	82,341
Reinsurance recoverables	31,935,722	32,521,264
Receivables from parent and affiliates	273,818	300,116
Other assets	431,710	465,467
Separate account assets	127,660,988	129,655,734
TOTAL ASSETS	$169,832,225	$172,425,340
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$21,121,547	$20,036,134
Future policy benefits	17,199,539	18,561,550
Cash collateral for loaned securities	13,138	33,169
Income taxes	11,546	36,323
Short-term debt to affiliates	1,727	0
Payables to parent and affiliates	160,163	228,210
Other liabilities	953,596	1,038,972
Separate account liabilities	127,660,988	129,655,734
TOTAL LIABILITIES	167,122,244	169,590,092
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,146,479	1,141,092
Retained earnings	1,551,327	1,526,310
Accumulated other comprehensive income	9,675	165,346
TOTAL EQUITY	2,709,981	2,835,248
TOTAL LIABILITIES AND EQUITY	$169,832,225	$172,425,340
(1) Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2018 and 2017 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Premiums	$14,903	$17,077	$22,818	$22,834
Policy charges and fee income	169,004	(116,167)	298,159	11,835
Net investment income	81,649	91,041	159,564	180,656
Asset administration fees	3,544	4,390	7,017	8,577
Other income	16,078	14,148	35,374	30,125
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(57)	(1,479)	(651)	(5,891)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	358	0	366
Other realized investment gains (losses), net	(36,833)	277,711	(85,281)	249,536
Total realized investment gains (losses), net	(36,890)	276,590	(85,932)	244,011
TOTAL REVENUES	248,288	287,079	437,000	498,038
BENEFITS AND EXPENSES
Policyholders’ benefits	40,441	(181,098)	92,177	(113,179)
Interest credited to policyholders’ account balances	42,555	45,967	83,353	90,727
Amortization of deferred policy acquisition costs	62,316	41,183	88,461	57,455
General, administrative and other expenses	79,669	49,585	140,459	106,404
TOTAL BENEFITS AND EXPENSES	224,981	(44,363)	404,450	141,407
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	23,307	331,442	32,550	356,631
Income tax expense (benefit)	(13,012)	(9,610)	(15,711)	(30,438)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	36,319	341,052	48,261	387,069
Equity in earnings of operating joint venture, net of taxes	(93)	0	(731)	0
NET INCOME (LOSS)	$36,226	$341,052	$47,530	$387,069
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,667)	126	(6,590)	149
Net unrealized investment gains (losses)	(82,003)	102,113	(227,054)	129,316
Total	(87,670)	102,239	(233,644)	129,465
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(18,363)	35,783	(49,063)	45,312
Other comprehensive income (loss), net of tax	(69,307)	66,456	(184,581)	84,153
COMPREHENSIVE INCOME (LOSS)	$(33,081)	$407,508	$(137,051)	$471,222
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$1,141,092	$1,526,310	$165,346	$2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,449)	30,449	0
Contributed capital		5,387			5,387
Comprehensive income (loss):
Net income (loss)			47,530		47,530
Other comprehensive income (loss), net of tax				(184,581)	(184,581)
Total comprehensive income (loss)					(137,051)
Balance, June 30, 2018	$2,500	$1,146,479	$1,551,327	$9,675	$2,709,981

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$986,062	$1,448,517	$70,975	$2,508,054
Contributed capital		5,000			5,000
Contributed (distributed) capital-parent/child asset transfers		875			875
Comprehensive income (loss):
Net income (loss)			387,069		387,069
Other comprehensive income (loss), net of tax				84,153	84,153
Total comprehensive income (loss)					471,222
Balance, June 30, 2017	$2,500	$991,937	$1,835,586	$155,128	$2,985,151

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017 (in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,530	$387,069
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(75,175)	(73,450)
Interest credited to policyholders’ account balances	83,353	90,727
Realized investment (gains) losses, net	85,932	(244,011)
Amortization and other non-cash items	(20,135)	(33,396)
Change in:
Future policy benefits	870,715	999,298
Reinsurance recoverables	(799,012)	(1,116,831)
Accrued investment income	(3,172)	(1,096)
Net payables to/receivables from parent and affiliates	(41,905)	(31,547)
Deferred policy acquisition costs	(56,030)	(65,248)
Income taxes	22,585	13,357
Derivatives, net	(2,927)	6,735
Other, net	(127,216)	87,749
Cash flows from (used in) operating activities	(15,457)	19,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	247,967	687,224
Equity securities(1)	90	510
Policy loans	77,733	71,180
Ceded policy loans	(7,833)	(7,370)
Short-term investments	6,244	51,631
Commercial mortgage and other loans	40,542	92,278
Other invested assets(1)	7,171	9,070
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(524,177)	(831,056)
Equity securities(1)	(5,000)	(5,000)
Policy loans	(81,882)	(54,565)
Ceded policy loans	8,198	9,320
Short-term investments	(5,270)	(28,983)
Commercial mortgage and other loans	(82,690)	(150,040)
Other invested assets(1)	(44,314)	(17,030)
Notes receivable from parent and affiliates, net	4,084	4,888
Derivatives, net	(327)	(219)
Other, net	(2,709)	(2,993)
Cash flows from (used in) investing activities	(362,173)	(171,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,331,075	2,283,780
Ceded policyholders’ account deposits	(1,572,155)	(1,525,820)
Policyholders’ account withdrawals	(1,462,569)	(1,375,912)
Ceded policyholders’ account withdrawals	956,062	832,659
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(20,031)	(92,390)
Contributed (distributed) capital - parent/child asset transfers	0	1,347
Net change in financing arrangements (maturities 90 days or less)	1,727	35,951
Drafts outstanding	3,158	2,849
Cash flows from (used in) financing activities	237,267	162,464
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(140,363)	10,665
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	212,569	96,157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,206	$106,822
(1) Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2018 and 2017.

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

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. ("Pruco Re"). Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, to Prudential Annuities Life Assurance Corporation ("PALAC"), excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under coinsurance and modified coinsurance agreements. These reinsurance agreements cover new and in force business and exclude business reinsured externally. The product risks related to the reinsured business are being managed in PALAC and Prudential Insurance, as applicable. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within PALAC and Prudential Insurance, as applicable. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revision to Prior Period Consolidated Financial Statements

The Company identified an error in the calculation of reserves for certain individual life products that impacted several line items within previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 11 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

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

Other invested assets is the new title of the financial statement line formerly titled “Other long-term investments”. Investments previously reported in “Other long-term investments” were reclassified to “Other invested assets”. The retitled financial statement line consists of the Company’s non-coupon investments in Limited Partnerships and Limited Liability Companies ("LPs/LLCs") (other than operating joint ventures) and derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Other income”. Prior to the adoption of the standard, the Company applied the cost method of accounting for certain LPs/LLCs interests when its partnership interest was considered minor. The standard effectively eliminated the cost method of accounting for these equity investments. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income”.

REVENUES AND BENEFITS AND EXPENSES

Other income includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading”, “Equity securities, at fair value,” and “Other invested assets” that are measured at fair value.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU adopted during the six months ended June 30, 2018.

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

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing accumulated other comprehensive income and decreasing retained earnings, each by $30.4 million. Stranded effects unrelated to the Tax Act of 2017 are generally released from accumulated other comprehensive income when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of June 30, 2018

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$71,833	$2,510	$14	$74,329	$0
Obligations of U.S. states and their political subdivisions	596,503	19,469	1,230	614,742	0
Foreign government bonds	188,004	1,942	8,386	181,560	0
Public utilities	711,017	29,051	10,013	730,055	0
Redeemable preferred stock	4,096	657	18	4,735	0
All other U.S. public corporate securities	1,358,029	42,455	33,675	1,366,809	0
All other U.S. private corporate securities	685,544	6,312	12,448	679,408	0
All other foreign public corporate securities	243,884	4,597	8,778	239,703	0
All other foreign private corporate securities	775,375	16,922	21,808	770,489	0
Asset-backed securities(1)	171,018	2,004	195	172,827	(99)
Commercial mortgage-backed securities	282,300	1,644	5,836	278,108	0
Residential mortgage-backed securities(2)	101,391	1,706	1,318	101,779	(195)
Total fixed maturities, available-for-sale	$5,188,994	$129,269	$103,719	$5,214,544	$(294)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.4 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$621	$14	$0	$0	$621	$14
Obligations of U.S. states and their political subdivisions	102,109	1,230	0	0	102,109	1,230
Foreign government bonds	143,401	7,096	11,721	1,290	155,122	8,386
Public utilities	283,552	8,082	17,233	1,931	300,785	10,013
Redeemable preferred stock	1,791	18	0	0	1,791	18
All other U.S. public corporate securities	600,364	25,564	89,649	8,111	690,013	33,675
All other U.S. private corporate securities	389,065	9,928	41,258	2,520	430,323	12,448
All other foreign public corporate securities	151,899	7,925	6,656	853	158,555	8,778
All other foreign private corporate securities	300,641	10,470	58,167	11,338	358,808	21,808
Asset-backed securities	47,033	190	332	5	47,365	195
Commercial mortgage-backed securities	126,345	2,968	42,853	2,868	169,198	5,836
Residential mortgage-backed securities	65,326	1,026	5,529	292	70,855	1,318
Total fixed maturities, available-for-sale	$2,212,147	$74,511	$273,398	$29,208	$2,485,545	$103,719

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	16,522	210	11,959	286	28,481	496
Public utilities	26,466	380	27,354	678	53,820	1,058
Redeemable preferred stock	0	0	0	0	0	0
All other U.S. public corporate securities	36,100	304	102,490	2,276	138,590	2,580
All other U.S. private corporate securities	79,495	781	36,642	863	116,137	1,644
All other foreign public corporate securities	27,078	190	8,390	542	35,468	732
All other foreign private corporate securities	48,109	472	133,055	9,126	181,164	9,598
Asset-backed securities	6,351	22	317	4	6,668	26
Commercial mortgage-backed securities	49,823	285	93,403	2,254	143,226	2,539
Residential mortgage-backed securities	8,030	28	6,160	141	14,190	169
Total fixed maturities, available-for-sale	$297,974	$2,672	$419,770	$16,170	$717,744	$18,842

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $91.4 million and $13.9 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $12.3 million and $4.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2018, the $29.2 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the Company's corporate securities within the energy, finance and consumer non-cyclical sectors and in commercial mortgage-backed securities. As of December 31, 2017, the $16.2 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in commercial mortgage backed securities and in the Company's corporate securities within the energy and finance sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$138,874	$140,388
Due after one year through five years	729,234	725,360
Due after five years through ten years	1,008,886	1,004,600
Due after ten years	2,757,291	2,791,482
Asset-backed securities	171,018	172,827
Commercial mortgage-backed securities	282,300	278,108
Residential mortgage-backed securities	101,391	101,779
Total fixed maturities, available-for-sale	$5,188,994	$5,214,544

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$117,235	$139,131	$134,087	$426,839
Proceeds from maturities/prepayments	85,808	152,346	140,118	267,192
Gross investment gains from sales and maturities	(30)	5,823	114	9,020
Gross investment losses from sales and maturities	(3,231)	(472)	(3,590)	(3,295)
OTTI recognized in earnings(2)	(57)	(1,121)	(651)	(5,525)

(1)	Includes $26.2 million and $6.8 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2018 and 2017, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$4,344	$4,374	$5,357	$5,520
New credit loss impairments	0	0	424	424
Additional credit loss impairments on securities previously impaired	0	0	0	0
Increases due to the passage of time on previously recorded credit losses	10	47	36	63
Reductions for securities which matured, paid down, prepaid or were sold during the period	(1,918)	(1,960)	(1,752)	(1,870)
Reductions for securities impaired to fair value during the period(1)	0	0	(327)	(327)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(454)	(479)	(14)	(86)
Assets transferred to parent and affiliates	0	0	0	0
Balance, end of period	$1,982	$1,982	$3,724	$3,724

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.7) million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively.

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(1.9) million and $1.5 million during the six months ended June 30, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	June 30, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$360,812	32.0%	$356,694	32.9%
Hospitality	16,308	1.5	16,529	1.5
Industrial	226,192	20.2	180,619	16.7
Office	173,648	15.5	159,646	14.7
Other	92,895	8.3	99,119	9.1
Retail	186,064	16.6	205,367	18.9
Total commercial mortgage loans	1,055,919	94.1	1,017,974	93.8
Agricultural property loans	66,511	5.9	67,239	6.2
Total commercial mortgage and agricultural property loans by property type	1,122,430	100.0%	1,085,213	100.0%
Valuation allowance	(1,788)		(1,794)
Total commercial mortgage and other loans	$1,120,642		$1,083,419

As of June 30, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (23%), Texas (14%) and New York (6%)) and included loans secured by properties in Europe (6%), Australia (4%) and Mexico (2%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,728	$66	$1,794
Addition to (release of) allowance for losses	(6)	0	(6)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,722	$66	$1,788

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,513	$45	$1,558
Addition to (release of) allowance for losses	215	21	236
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,728	$66	$1,794

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,722	66	1,788
Total ending balance(1)	$1,722	$66	$1,788
Recorded investment(2):
Individually evaluated for impairment	$0	$815	$815
Collectively evaluated for impairment	1,055,919	65,696	1,121,615
Total ending balance(1)	$1,055,919	$66,511	$1,122,430

(1)	As of June 30, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,728	66	1,794
Total ending balance(1)	$1,728	$66	$1,794
Recorded investment(2):
Individually evaluated for impairment	$2,316	$1,153	$3,469
Collectively evaluated for impairment	1,015,658	66,086	1,081,744
Total ending balance(1)	$1,017,974	$67,239	$1,085,213

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total Loans
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$576,447	$21,980	$0	$598,427
60%-69.99%	358,204	19,862	1,976	380,042
70%-79.99%	126,612	17,118	0	143,730
80% or greater	0	231	0	231
Total loans	$1,061,263	$59,191	$1,976	$1,122,430

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

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,055,919	$0	$0	$0	$1,055,919	$0
Agricultural property loans	66,511	0	0	0	66,511	0
Total	$1,122,430	$0	$0	$0	$1,122,430	$0

(1)	As of June 30, 2018, there were no loans in this category accruing interest.

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

For the three and six months ended June 30, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For both the three and six months ended June 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $42 million of commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Company's investment in separate accounts	$40,967	$37,404
LPs/LLCs:
Equity method:
Private equity	141,165	123,957
Hedge funds	56,830	53,066
Real estate-related	8,798	7,040
Subtotal equity method	206,793	184,063
Fair value:
Private equity	58,133	35,686
Hedge funds	774	726
Real estate-related	7,248	5,186
Subtotal fair value(1)	66,155	41,598
Total LPs/LLCs	272,948	225,661
Derivative instruments	5	9
Total other invested assets(2)	$313,920	$263,074

(1)	As of December 31, 2017, $40.9 million was accounted for under the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$55,195	$59,181	$108,455	$118,248
Fixed maturities, trading	272	181	538	360
Equity securities, at fair value	221	221	442	442
Commercial mortgage and other loans	12,303	13,150	24,708	26,266
Policy loans	16,329	15,834	32,233	31,462
Short-term investments and cash equivalents	114	205	437	392
Other invested assets	1,743	7,270	1,858	13,649
Gross investment income	86,177	96,042	168,671	190,819
Less: investment expenses	(4,528)	(5,001)	(9,107)	(10,163)
Net investment income(1)	$81,649	$91,041	$159,564	$180,656

(1)	Prior period amounts have been reclassified to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities(1)	$(3,318)	$4,230	$(4,127)	$200
Equity securities(2)	0	(11)	0	(125)
Commercial mortgage and other loans	(125)	(349)	6	(488)
LPs/LLCs	2	(28)	849	(101)
Derivatives(3)	(33,448)	272,748	(82,641)	244,531
Short-term investments and cash equivalents	(1)	0	(19)	(6)
Realized investment gains (losses), net	$(36,890)	$276,590	$(85,932)	$244,011

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within "Other income".

(3)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$97	$1,609
Fixed maturity securities, available-for-sale—all other	25,453	279,749
Equity securities, available-for-sale(1)	0	2,368
Derivatives designated as cash flow hedges(2)	(9,021)	(17,678)
Affiliated notes	1,204	4,782
Other investments	4,823	3,588
Net unrealized gains (losses) on investments	$22,556	$274,418

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within "Other income."

(2)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2018 and December 31, 2017, the Company had no repurchase agreements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,200	$0	$8,200	$0	$22,460	$22,460
Foreign government bonds	484	0	484	6,157	0	6,157
U.S. public corporate securities	4,454	0	4,454	4,074	0	4,074
Foreign public corporate securities	0	0	0	478	0	478
Total cash collateral for loaned securities(1)	$13,138	$0	$13,138	$10,709	$22,460	$33,169

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral, and non-performance risk ("NPR").

	June 30, 2018			December 31, 2017
Primary Underlying Risk/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$699,300	$23,056	$(36,788)	$649,905	$18,243	$(44,806)
Total Qualifying Hedges	$699,300	$23,056	$(36,788)	$649,905	$18,243	$(44,806)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$246,925	$13,592	$(4,829)	$246,925	$23,032	$0
Foreign Currency
Foreign Currency Forwards	18,288	663	0	16,320	0	(376)
Credit
Credit Default Swaps	756	0	(27)	1,594	0	(96)
Currency/Interest Rate
Foreign Currency Swaps	87,930	4,435	(4,060)	95,145	4,347	(5,600)
Equity
Equity Options	1,593,993	50,690	(9,735)	1,277,102	69,472	(23,500)
Total Non-Qualifying Hedges	$1,947,892	$69,380	$(18,651)	$1,637,086	$96,851	$(29,572)
Total Derivatives (1)	$2,647,192	$92,436	$(55,439)	$2,286,991	$115,094	$(74,378)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $3,917 million and $5,453 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables" or "Other liabilities," was a net asset of $3,926 million and $5,458 million as of June 30, 2018 and December 31, 2017, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from PALAC and Prudential Insurance was a net asset of $3,944 million and $5,445 million and the fair value related to the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income ("HDI") v.3.0 from Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, was a net liability of $18 million and a net asset of $13 million as of June 30, 2018 and December 31, 2017, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $42 million and $47 million as of June 30, 2018 and December 31, 2017, respectively. There were no related reinsurance recoverables at each respective period.

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

	June 30, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$92,431	$(92,431)	$0	$0	$0
Securities purchased under agreements to resell	30,000	0	30,000	(30,000)	0
Total Assets	$122,431	$(92,431)	$30,000	$(30,000)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$55,439	$(54,689)	$750	$0	$750
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$55,439	$(54,689)	$750	$0	$750

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$115,086	$(115,086)	$0	$0	$0
Securities purchased under agreements to resell	148,000	0	148,000	(148,000)	0
Total Assets	$263,086	$(115,086)	$148,000	$(148,000)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$74,378	$(69,718)	$4,660	$(245)	$4,415
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$74,378	$(69,718)	$4,660	$(245)	$4,415

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,611	$5,710	$31,519
Total qualifying hedges	0	1,611	5,710	31,519
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,126)	0	0	0
Currency	1,221	0	0	0
Currency/Interest Rate	4,927	0	38	0
Credit	0	0	0	0
Equity	7,581	0	0	0
Embedded Derivatives	(44,051)	0	0	0
Total non-qualifying hedges	(33,448)	0	38	0
Total	$(33,448)	$1,611	$5,748	$31,519

	Six Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$3,149	$5,046	$8,657
Total qualifying hedges	0	3,149	5,046	8,657
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(12,526)	0	0	0
Currency	665	0	0	0
Currency/Interest Rate	1,076	0	15	0
Credit	(2)	0	0	0
Equity	2,824	0	0	0
Embedded Derivatives	(74,678)	0	0	0
Total non-qualifying hedges	(82,641)	0	15	0
Total	$(82,641)	$3,149	$5,061	$8,657

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,580	$(2,371)	$(12,452)
Total qualifying hedges	0	1,580	(2,371)	(12,452)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,130	0	0	0
Currency	(580)	0	0	0
Currency/Interest Rate	(1,070)	0	(26)	0
Credit	(7)	0	0	0
Equity	4,521	0	0	0
Embedded Derivatives	268,754	0	0	0
Total non-qualifying hedges	272,748	0	(26)	0
Total	$272,748	$1,580	$(2,397)	$(12,452)

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,768	$(4,792)	$(22,713)
Total qualifying hedges	0	2,768	(4,792)	(22,713)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,632	0	0	0
Currency	(709)	0	0	0
Currency/Interest Rate	1,058	0	(23)	0
Credit	(38)	0	0	0
Equity	10,442	0	0	0
Embedded Derivatives	232,146	0	0	0
Total non-qualifying hedges	244,531	0	(23)	0
Total	$244,531	$2,768	$(4,815)	$(22,713)

(1)	Amounts deferred in AOCI.

For the six months ended June 30, 2018 and 2017, the ineffective portion of derivatives accounted for using hedge accounting was de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(17,678)
Net deferred gains/(losses) on cash flow hedges from January 1 to June 30, 2018	16,418
Amounts reclassified into current period earnings	(7,761)
Balance, June 30, 2018	$(9,021)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2018 values, it is estimated that a pre-tax gain of $7 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2019, offset by amounts pertaining to the hedged items.

As of June 30, 2018, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years.

Credit Derivatives

The company has no exposure from credit derivative positions where it has written credit protection as of June 30, 2018 and December 31, 2017.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $1 million and $2 million reported at fair value as a liability of $0.0 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

	As of June 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$49,918	$24,411	$0	$74,329
Obligations of U.S. states and their political subdivisions	0	614,742	0	0	614,742
Foreign government bonds	0	181,400	160	0	181,560
U.S. corporate public securities	0	1,785,343	666	0	1,786,009
U.S. corporate private securities	0	865,638	48,757	0	914,395
Foreign corporate public securities	0	241,674	209	0	241,883
Foreign corporate private securities	0	836,126	12,786	0	848,912
Asset-backed securities(2)	0	164,039	8,788	0	172,827
Commercial mortgage-backed securities	0	267,235	10,873	0	278,108
Residential mortgage-backed securities	0	101,779	0	0	101,779
Subtotal	0	5,107,894	106,650	0	5,214,544
Fixed maturities, trading	0	36,875	0	0	36,875
Equity securities	115	27,043	16,625	0	43,783
Short-term investments	0	0	333	0	333
Cash equivalents	0	0	564	0	564
Other invested assets(3)	0	92,431	5	(92,431)	5
Reinsurance recoverables	0	0	3,943,881	0	3,943,881
Receivables from parent and affiliates	0	128,488	0	0	128,488
Subtotal excluding separate account assets	115	5,392,731	4,068,058	(92,431)	9,368,473
Separate account assets(4)(5)	0	123,484,791	0	0	123,484,791
Total assets	$115	$128,877,522	$4,068,058	$(92,431)	$132,853,264
Future policy benefits(6)	$0	$0	$3,916,973	$0	$3,916,973
Policyholders' account balances	0	0	41,946	0	41,946
Payables to parent and affiliates	0	55,439	0	(54,689)	750
Other liabilities	0	0	17,610	0	17,610
Total liabilities	$0	$55,439	$3,976,529	$(54,689)	$3,977,279

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$80,611	$19,204	$0	$99,815
Obligations of U.S. states and their political subdivisions	0	635,458	0	0	635,458
Foreign government bonds	0	134,924	174	0	135,098
U.S. corporate public securities	0	1,779,935	1,154	0	1,781,089
U.S. corporate private securities	0	901,080	60,158	0	961,238
Foreign corporate public securities	0	182,243	209	0	182,452
Foreign corporate private securities	0	837,766	13,900	0	851,666
Asset-backed securities(2)	0	71,400	111,028	0	182,428
Commercial mortgage-backed securities	0	322,832	0	0	322,832
Residential mortgage-backed securities	0	71,226	0	0	71,226
Subtotal	0	5,017,475	205,827	0	5,223,302
Fixed maturities, trading(7)	0	38,793	0	0	38,793
Equity securities(7)	94	22,991	17,525	0	40,610
Short-term investments	0	0	1,339	0	1,339
Cash equivalents	0	28,007	0	0	28,007
Other invested assets(3)(7)	0	115,094	0	(115,086)	8
Reinsurance recoverables	0	0	5,457,649	0	5,457,649
Receivables from parent and affiliates	0	132,571	0	0	132,571
Subtotal excluding separate account assets	94	5,354,931	5,682,340	(115,086)	10,922,279
Separate account assets(4)(5)	0	125,543,035	0	0	125,543,035
Total assets	$94	$130,897,966	$5,682,340	$(115,086)	$136,465,314
Future policy benefits(6)	$0	$0	$5,452,583	$0	$5,452,583
Policyholders' account balances	0	0	46,651	0	46,651
Payables to parent and affiliates	0	74,378	0	(69,718)	4,660
Other liabilities	0	0	0	0	0
Total liabilities	$0	$74,378	$5,499,234	$(69,718)	$5,503,894

(1)
“Netting” amounts represent cash collateral of $37.7 million and $45.4 million as of June 30, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2018 and December 31, 2017, the fair values of such investments were $66.2 million and $0.7 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share ("NAV") (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). As of June 30, 2018 and December 31, 2017, the fair values of such investments were $4,176 million and $4,113 million, respectively.

(6)
As of June 30, 2018, the net embedded derivative liability position of $3,917 million includes $901 million of embedded derivatives in an asset position and $4,818 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $5,453 million includes $823 million of embedded derivatives in an asset position and $6,276 million of embedded derivatives in a liability position.

(7)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate account. The fair value of foreign common stock held in the Company's Separate account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During both the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$34,628	Discounted cash flow	Discount rate	4.40%	15.73%	7.50%	Decrease
		Liquidation	Liquidation value	6.00%	6.00%	6.00%	Increase
Reinsurance recoverables	$3,943,881	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$3,916,973	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.19%	1.28%		Decrease
			Utilization rate(6)	54%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	22%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$36,966	Discounted cash flow	Discount rate	5.06%	22.23%	7.33%	Decrease
		Liquidation	Liquidation value	25.00%	25.00%	25.00%	Increase
Reinsurance recoverables	$5,457,649	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$5,452,583	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

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

(6)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(8)
Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter. For the three months ended June 30, 2018, $81 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs have increased. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended June 30, 2018
	Fixed Maturities, Available-for-Sale
	U. S. Government	Foreign Government Bonds	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period	$21,569	$166	$72,615	$94,873
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(324)	21
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(6)	(1,407)	(207)
Net investment income	0	0	84	2
Purchases	2,842	0	3,125	10,648
Sales	0	0	(201)	(196)
Issuances	0	0	0	0
Settlements	0	0	(15,501)	(4,871)
Transfers into Level 3(4)	0	0	4,028	0
Transfers out of Level 3(4)	0	0	0	(80,609)
Other(5)	0	0	(1)	0
Fair Value, end of period	$24,411	$160	$62,418	$19,661
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(49)	$0
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Equity Securities	Short-term Investments	Cash Equivalents	Other Invested Assets	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$17,039	$1,194	$0	$10	$4,214,114
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	0	0	(5)	(491,557)
Asset administration fees and other income	(414)	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	1,870	2,550	0	221,324
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(2,731)	(1,986)	0	0
Transfers into Level 3(4)	0	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0	0
Other(5)	0	0	0	0	0
Fair Value, end of period	$16,625	$333	$564	$5	$3,943,881
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$(5)	$(441,257)
Asset administration fees and other income	$(414)	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$6,531	$(4,191,373)	$(39,516)	$(15,955)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	502,643	(7,859)	(10,535)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	8,880
Sales	0	0	0	0
Issuances	0	(228,243)	0	0
Settlements	0	0	5,429	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	(6,531)	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(3,916,973)	$(41,946)	$(17,610)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$459,185	$(7,860)	$(10,590)
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Fixed Maturities, Available-for-Sale
	U. S. Government	Foreign Government Bonds	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period	$19,204	$0	$75,421	$111,028
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(256)	21
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(14)	(590)	(102)
Net investment income	0	0	135	28
Purchases	5,207	0	4,147	10,838
Sales	0	0	(201)	(196)
Issuances	0	0	0	0
Settlements	0	0	(20,071)	(8,066)
Transfers into Level 3(4)	0	0	4,028	13,513
Transfers out of Level 3(4)	0	0	(209)	(107,403)
Other(5)	0	174	14	0
Fair Value, end of period	$24,411	$160	$62,418	$19,661
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(75)	$0
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Equity Securities	Short-term Investments	Cash Equivalents	Other Invested Assets	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$17,525	$1,339	$0	$0	$5,457,649
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	(18)	0	(4)	(1,954,549)
Asset administration fees and other income	(900)	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	5,270	2,550	0	440,781
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(6,244)	(1,986)	0	0
Transfers into Level 3(4)	0	0	0	9	0
Transfers out of Level 3(4)	0	0	0	0	0
Other(5)	0	(14)	0	0	0
Fair Value, end of period	$16,625	$333	$564	$5	$3,943,881
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(19)	$0	$(4)	$(1,844,015)
Asset administration fees and other income	$(900)	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$0	$(5,452,583)	$(46,651)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	1,990,198	(2,846)	(35,315)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	(20)	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	17,705
Sales	0	0	0	0
Issuances	0	(454,588)	0	0
Settlements	0	0	7,551	0
Transfers into Level 3(4)	6,551	0	0	0
Transfers out of Level 3(4)	(6,531)	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(3,916,973)	$(41,946)	$(17,610)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$1,879,579	$(2,847)	$(35,231)
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Fixed Maturities, Available-for-Sale
	U. S. Government	Corporate Securities(1)	Structured Securities(2)(3)
	(in thousands)
Fair Value, beginning of period	$3,595	$48,816	$88,343
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(884)	4,048
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	1,045	(3,715)
Net investment income	0	56	52
Purchases	7,957	5,867	24,642
Sales	0	(767)	(7,471)
Issuances	0	0	0
Settlements	0	(7,135)	(42,671)
Transfers into Level 3(4)	0	167	7,869
Transfers out of Level 3(4)	0	(1,790)	(2,747)
Other(5)	0	0	0
Fair Value, end of period	$11,552	$45,375	$68,350
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,046)	$0
Asset administration fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Equity Securities(3)	Other Invested Assets(3)	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$17,272	$19	$5,080,379
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	(11)	1,882,119
Asset administration fees and other income	117	0	0
Included in other comprehensive income (loss)	(39)	0	0
Net investment income	0	0	0
Purchases	0	0	229,559
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	(8)	0
Other	0	0	0
Fair Value, end of period	$17,350	$0	$7,192,057
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,910,290
Asset administration fees and other income	$755	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$0	$(4,632,555)	$(24,867)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	(1,574,107)	(6,129)	0
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	(217,897)	0	0
Settlements	0	0	(982)	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(6,424,559)	$(31,978)	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,612,030)	$(6,129)	$0
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed Maturities, Available-for-Sale
	U. S. Government	Corporate Securities(1)	Structured Securities(2)(3)
	(in thousands)
Fair Value, beginning of period	$0	$102,556	$19,856
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(532)	4,048
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	1,498	(3,642)
Net investment income	0	59	88
Purchases	7,982	11,825	28,642
Sales	0	(52,197)	(7,471)
Issuances	0	0	0
Settlements	0	(12,653)	(42,800)
Transfers into Level 3(4)	0	1,981	72,376
Transfers out of Level 3(4)	0	(3,592)	(2,747)
Other(5)	3,570	(3,570)	0
Fair Value, end of period	$11,552	$45,375	$68,350
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,108)	$0
Asset administration fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Equity Securities(3)	Other Invested Assets(3)	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$15,845	$0	$5,474,263
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	0	1,261,888
Asset administration fees and other income	1,537	0	0
Included in other comprehensive income (loss)	(32)	0	0
Net investment income	0	0	0
Purchases	0	0	455,906
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	8	0
Transfers out of Level 3(4)	0	(8)	0
Other	0	0	0
Fair Value, end of period	$17,350	$0	$7,192,057
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,336,267
Asset administration fees and other income	$2,175	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$6,493	$(5,041,007)	$(20,337)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	(950,914)	(12,136)	0
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	(432,638)	0	0
Settlements	0	0	495	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	(6,493)	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(6,424,559)	$(31,978)	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,025,038)	$(12,136)	$0
Asset administration fees and other income	$0	$0	$0	$0

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

	June 30, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,123,885	$1,123,885	$1,120,642
Policy loans	0	0	1,189,889	1,189,889	1,189,889
Cash and cash equivalents	41,642	30,000	0	71,642	71,642
Accrued investment income	0	85,513	0	85,513	85,513
Receivables from parent and affiliates	0	145,330	0	145,330	145,330
Other assets	0	67,408	0	67,408	67,408
Total assets	$41,642	$328,251	$2,313,774	$2,683,667	$2,680,424
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,200,769	$275,336	$1,476,105	$1,484,320
Cash collateral for loaned securities	0	13,138	0	13,138	13,138
Short-term debt to affiliates	0	1,727	0	1,727	1,727
Payables to parent and affiliates	0	159,413	0	159,413	159,413
Other liabilities	0	320,156	0	320,156	320,156
Total liabilities	$0	$1,695,203	$275,336	$1,970,539	$1,978,754

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,111,625	$1,111,625	$1,083,419
Policy loans	0	0	1,161,101	1,161,101	1,161,101
Cash and cash equivalents	36,562	148,000	0	184,562	184,562
Accrued investment income	0	82,341	0	82,341	82,341
Receivables from parent and affiliates	0	167,545	0	167,545	167,545
Other assets	0	50,407	0	50,407	50,407
Total assets	$36,562	$448,293	$2,272,726	$2,757,581	$2,729,375
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,178,583	$276,435	$1,455,018	$1,458,599
Cash collateral for loaned securities	0	33,169	0	33,169	33,169
Payables to parent and affiliates	0	223,550	0	223,550	223,550
Other liabilities	0	362,592	0	362,592	362,592
Total liabilities	$0	$1,797,894	$276,435	$2,074,329	$2,077,910

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $49 million and $41 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of June 30, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $15.7 million, or (47.6)% of income from operations before income taxes in the first six months of 2018, compared to a benefit of $30.4 million, or (8.5)% of income from operations before income taxes in the first six months of 2017. The Company’s current effective tax rate differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income and tax credits. The Company's prior effective tax rate differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction. The Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") modified the methodology for determining the dividend received deduction and will likely reduce the tax benefit of non-taxable investment income in periods starting after December 31, 2017.

On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $20.2 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017, which is inclusive of the impacts to prior periods due to the revision as discussed in Note 11. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first six months of 2018, the Company did not recognize additional refinements of our provisional estimates.

The cumulative financial statement impact related to the Tax Act of 2017 as of June 30, 2018 was unchanged from the balance as of December 31, 2017.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Reinsurance recoverables (1)	$31,935,722	$32,521,264
Policy loans	(127,291)	(124,843)
Deferred policy acquisition costs	(7,166,225)	(6,832,729)
Deferred sales inducements	(601,927)	(638,065)
Other assets(2)	189,380	205,430
Policyholders’ account balances	5,000,656	5,004,885
Future policy benefits	3,236,804	3,301,841
Other liabilities (1) (3)	416,311	605,155

(1)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior periods revisions have also been reflected in the Unaudited Interim Consolidated Financial Statements. See Note 11 for a more detailed description of the revision.

(2)	“Other assets” includes $0.1 million of unaffiliated activity as of both June 30, 2018 and December 31, 2017.

(3)	“Other liabilities” includes $51 million and $73 million of unaffiliated activity as of June 30, 2018 and December 31, 2017, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2018	December 31, 2017
	(in thousands)
PAR U	$11,202,561	$11,111,272
PALAC	7,163,038	8,388,988
PURC	3,897,653	3,577,962
PARCC	2,528,138	2,546,673
GUL Re	1,954,638	1,772,950
PAR Term	1,609,917	1,559,618
Prudential of Taiwan	1,401,084	1,406,686
Term Re	1,112,597	966,509
Prudential Insurance (1)	994,398	1,118,004
DART	50,692	0
Unaffiliated	21,006	72,602
Total reinsurance recoverables	$31,935,722	$32,521,264

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

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (7)	2018	2017 (7)
	(in thousands)
Premiums:
Direct	$449,613	$433,616	$891,568	$851,609
Assumed(1)	58	65	118	131
Ceded	(434,768)	(416,604)	(868,868)	(828,906)
Net premiums	14,903	17,077	22,818	22,834
Policy charges and fee income:
Direct	717,264	995,831	1,563,511	1,777,392
Assumed	122,695	107,632	244,404	223,971
Ceded(2)	(670,955)	(1,219,630)	(1,509,756)	(1,989,528)
Net policy charges and fee income	169,004	(116,167)	298,159	11,835
Net investment income:
Direct	82,957	91,993	162,106	182,394
Assumed	385	368	758	728
Ceded	(1,693)	(1,320)	(3,300)	(2,466)
Net investment income	81,649	91,041	159,564	180,656
Asset administration fees:
Direct	86,695	83,994	173,728	164,993
Assumed	0	0	0	0
Ceded	(83,151)	(79,604)	(166,711)	(156,416)
Net asset administration fees	3,544	4,390	7,017	8,577
Other income:
Direct	12,093	14,501	29,346	29,939
Assumed(3)	(100)	(342)	(190)	209
Ceded	226	(11)	173	(23)
Amortization of reinsurance income	3,859	0	6,045	0
Net other income	16,078	14,148	35,374	30,125
Realized investment gains (losses), net:
Direct	503,522	(1,569,801)	1,978,284	(947,675)
Assumed	0	0	0	0
Ceded(4)	(540,412)	1,846,391	(2,064,216)	1,191,686
Realized investment gains (losses), net	(36,890)	276,590	(85,932)	244,011
Policyholders’ benefits (including change in reserves):
Direct	644,501	545,159	1,296,173	1,227,086
Assumed(5)	146,405	118,499	259,207	247,636
Ceded(6)	(750,465)	(844,756)	(1,463,203)	(1,587,901)
Net policyholders’ benefits (including change in reserves)	40,441	(181,098)	92,177	(113,179)
Interest credited to policyholders’ account balances:
Direct	121,478	10,431	246,212	109,348
Assumed	34,849	33,895	71,366	67,829
Ceded	(113,772)	1,641	(234,225)	(86,450)
Net interest credited to policyholders’ account balances	42,555	45,967	83,353	90,727
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(345,280)	(104,219)	(779,192)	(466,455)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
"Premiums assumed" includes $0.0 million and $0.1 million of unaffiliated activity for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million of unaffiliated activity for both the six months ended June 30, 2018 and 2017, respectively.

(2)
"Policy charges and fee income ceded" includes $(4) million and $0.4 million of unaffiliated activity for the three months ended June 30, 2018 and 2017, respectively, and $(6) million and $1 million for the six months ended June 30, 2018 and 2017, respectively.

(3)
"Other income assumed" includes $(0.1) million and $(0.3) million of unaffiliated activity for the three months ended June 30, 2018 and 2017, respectively, and $(0.2) million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

(4)
“Realized investment gains (losses), net ceded” includes $(10) million and $31 million of unaffiliated activity for the three months ended June 30, 2018 and 2017, respectively, and $(48) million and $22 million for the six months ended June 30, 2018 and 2017, respectively.

(5)
"Policyholders' benefits (including change in reserves) assumed" includes $0.0 million of unaffiliated activity for both the three months ended June 30, 2018 and 2017, respectively, and $(0.1) million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

(6)
"Policyholders' benefits (including change in reserves) ceded" includes $(2) million and $3 million of unaffiliated activity for the three months ended June 30, 2018 and 2017, respectively, and $(4) million and $6 million for the six months ended June 30, 2018 and 2017, respectively.

(7)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior periods revisions have also been reflected in the Unaudited Interim Consolidated Financial Statements. See Note 11 for a more detailed description of the revision.

The gross and net amounts of life insurance face amount in force as of June 30, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Direct gross life insurance face amount in force	$908,332,587	$854,074,460
Assumed gross life insurance face amount in force	41,317,052	42,278,700
Reinsurance ceded	(876,823,569)	(829,765,651)
Net life insurance face amount in force	$72,826,070	$66,587,509

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

On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Financial Services Group, Inc. ("Hartford Financial"). The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. In May 2018, Hartford Financial sold a group of operating subsidiaries, which includes two of Prudential Insurance's counterparties to these reinsurance arrangements. There is no impact to the terms, rights or obligations of Prudential Insurance, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties. Similarly, there is no impact to the Company's reinsurance arrangements with respect to such GUL business as a result of this change in control.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiaries, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier Retirement Variable Annuity, to Union Hamilton. During that time period, the Company ceded approximately $2.9 billion of new rider premiums to Union Hamilton under this agreement. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2018, $3.1 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2018 and 2017, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(6,590)	(223,420)	(230,010)
Amounts reclassified from AOCI	0	(3,634)	(3,634)
Income tax benefit (expense)	1,384	47,679	49,063
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,499	30,449
Balance, June 30, 2018	$(5,490)	$15,165	$9,675

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	149	129,391	129,540
Amounts reclassified from AOCI	0	(75)	(75)
Income tax benefit (expense)	(52)	(45,260)	(45,312)
Balance, June 30, 2017	$(305)	$155,433	$155,128

(1)
Includes cash flow hedges of $(9) million and $(18) million as of June 30, 2018 and December 31, 2017, respectively, and $18 million and $41 million as of June 30, 2017 and December 31, 2016, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$7,442	$(2,346)	$7,761	$787
Net unrealized investment gains (losses) on available-for-sale securities(4)	(3,318)	6,565	(4,127)	(712)
Total net unrealized investment gains (losses)	4,124	4,219	3,634	75
Total reclassifications for the period	$4,124	$4,219	$3,634	$75

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$1,609	$(99)	$22	$(682)	$850
Net investment gains (losses) on investments arising during the period	(1,336)	0	0	281	(1,055)
Reclassification adjustment for (gains) losses included in net income	(176)	0	0	37	(139)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	107	0	(22)	85
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(132)	27	(105)
Balance, June 30, 2018	$97	$8	$(110)	$(359)	$(364)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$272,809	$1,832	$(28,998)	$(80,913)	$164,730
Net investment gains (losses) on investments arising during the period	(244,524)	0	0	51,348	(193,176)
Reclassification adjustment for (gains) losses included in net income	(3,458)	0	0	726	(2,732)
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(34,288)	0	7,200	(27,088)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	56,753	(11,918)	44,835
Cumulative effect of adoption of ASU 2016-01	(2,368)	0	0	829	(1,539)
Cumulative effect of adoption of ASU 2018-02	0	0	0	30,499	30,499
Balance, June 30, 2018	$22,459	$(32,456)	$27,755	$(2,229)	$15,529

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.5 million for both the three months ended June 30, 2018 and 2017 and $0.7 million for both the six months ended June 30, 2018 and 2017. The expense charged to the Company for the deferred compensation program was $2 million for both the three months ended June 30, 2018 and 2017 and $4 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s share of net expense for the pension plans was $6 million for both the three months ended June 30, 2018 and 2017, and $12 million and $13 million for the six months ended June 30, 2018 and 2017, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $7 million for both the three months ended June 30, 2018 and 2017, and $15 million and $14 million for the six months ended June 30, 2018 and 2017, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $3 million for both the three months ended June 30, 2018 and 2017, and $5 million for both the six months ended June 30, 2018 and 2017.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $189 million and $160 million for the three months ended June 30, 2018 and 2017, respectively, and $363 million and $315 million for the six months ended June 30, 2018 and 2017, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $19 million and $15 million for the three months ended June 30, 2018 and 2017, respectively and $37 million and $32 million for the six months ended June 30, 2018 and 2017, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,783 million at June 30, 2018 and $3,688 million at December 31, 2017. Fees related to these COLI policies were $11 million for both the three months ended June 30, 2018 and 2017 and $23 million for both the six months ended June 30, 2018 and 2017. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for both the three months ended June 30, 2018 and 2017, and $7 million for both the six months ended June 30, 2018 and 2017. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $92 million and $79 million as of June 30, 2018 and December 31, 2017, respectively. "Net investment income" related to these ventures includes a gain of $2 million for both the three months ended June 30, 2018 and 2017 and a gain of $2 million and $6 million for the six months ended June 30, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $83 million and $80 million for the three months ended June 30, 2018 and 2017, respectively, and $167 million and $157 million for the six months ended June 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million and $4 million for the three months ended June 30, 2018 and 2017, respectively, and $5 million and $7 million for the six months ended June 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2018 and December 31, 2017 were as follows:

	Maturity Dates			Interest Rates			June 30, 2018	December 31, 2017
							(in thousands)
U.S. Dollar floating rate notes			2028	3.73%	-	3.80%	$6,516	$6,551
U.S. Dollar fixed rate notes	2022	-	2027	0.00%	-	14.85%	121,971	126,020
Total long-term notes receivable - affiliated(1)							$128,487	$132,571

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $2 million and $1 million at June 30, 2018 and December 31, 2017, respectively, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended June 30, 2018 and 2017, and $2 million and $3 million for the six months ended June 30, 2018 and 2017, respectively, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2018 and for the year ended December 31, 2017.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss)
				(in thousands)
PALAC	January 2017	Purchase	Fixed Maturities & Short-Term Investments	$29	$29	$0	$0
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293	$0
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584	$0
UPARC	September 2017	Transfer In	Other Invested Assets	$37,354	$37,354	$0	$0
GUL Re	September 2017	Transfer Out	Other Invested Assets	$72,354	$72,354	$0	$0
GUL Re	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$1,254,457	$1,195,697	$0	$58,760
Prudential Financial	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
Prudential Financial	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
UPARC	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$417,067	$385,459	$0	$31,608
UPARC	September 2017	Transfer In	Trading Account Assets	$6,225	$5,002	$0	$1,223
GUL Re	September 2017	Transfer Out	Trading Account Assets	$6,225	$5,002	$0	$1,223
UPARC	September 2017	Purchase	Other Invested Assets - Derivatives	$20,685	$20,685	$0	$0
UPARC	November 2017	Purchase	Fixed Maturities & Short-Term Investments	$41,250	$34,332	$0	$6,919
Prudential Insurance	December 2017	Sale	Commercial Mortgages	$106,199	$105,191	$655	$0
DART	January 2018	Purchase	Other Invested Assets	$21,457	$21,457	$0	$0
PALAC	April 2018	Purchase	Fixed Maturities	$64,313	$64,313	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$87,486	$87,486	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$37,921	$37,921	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term debt to affiliates as of June 30, 2018 and December 31, 2017.

Affiliate	Date Issued	Amount of Notes - June 30, 2018	Amount of Notes - December 31, 2017	Interest Rate	Date of Maturity
		(in thousands)
Prudential Funding, LLC	6/29/2018	$1,727	$0	2.04%	7/6/2018
Total Loans Payable to Affiliates		$1,727	$0

The total interest expense to the Company related to loans payable to affiliates was $0.3 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively and $0.4 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Contributed Capital and Dividends

In March 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance. In March 2017 and July 2017, the Company received capital contributions in the amounts of $5 million and $149 million, respectively, from Prudential Insurance.

Through June 30, 2018, the Company did not pay any dividends. In December of 2017, the Company paid a dividend in the amount of $250 million to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial loans. As of June 30, 2018 and December 31, 2017, the outstanding balances on these commitments were $41 million and $15 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2018 and December 31, 2017, $191 million and $196 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $30 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11.    REVISION TO PRIOR YEAR INFORMATION

Revisions to 2017 Consolidated Financial Statements

The Company identified an error in the calculation of reserves for certain individual life products that impacted several line items within previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct this error as shown below. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements.

Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements as of and for the three and six months ended June 30, 2017 and also for the year ended December 31, 2017, which are presented herein, have been revised. Similarly, impacted prior periods presented within the Quarterly Report on Form 10-Q for the period ended September 30, 2018 and Annual Report on Form 10-K for the year ended December 31, 2018 will be revised.

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Financial Position

	December 31, 2017
	As Previously Reported	Revision	As Revised
	(in thousands)
ASSETS
Reinsurance recoverables	$32,555,500	$(34,236)	$32,521,264
TOTAL ASSETS	172,459,576	(34,236)	172,425,340
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$18,593,130	$(31,580)	$18,561,550
Income taxes	32,440	3,883	36,323
Other liabilities	1,060,123	(21,151)	1,038,972
TOTAL LIABILITIES	169,638,940	(48,848)	169,590,092
EQUITY
Retained earnings	1,511,698	14,612	1,526,310
TOTAL EQUITY	2,820,636	14,612	2,835,248
TOTAL LIABILITIES AND EQUITY	172,459,576	(34,236)	172,425,340

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$(132,525)	$16,358	$(116,167)	$(4,523)	$16,358	$11,835
TOTAL REVENUES	270,721	16,358	287,079	481,680	16,358	498,038
BENEFITS AND EXPENSES
Policyholders' benefits	(204,017)	22,919	(181,098)	(132,530)	19,351	(113,179)
TOTAL BENEFITS AND EXPENSES	(67,282)	22,919	(44,363)	122,056	19,351	141,407
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	338,003	(6,561)	331,442	359,624	(2,993)	356,631
Income tax expense (benefit)	(11,161)	1,551	(9,610)	(29,612)	(826)	(30,438)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	349,164	(8,112)	341,052	389,236	(2,167)	387,069
NET INCOME (LOSS)	349,164	(8,112)	341,052	389,236	(2,167)	387,069
COMPREHENSIVE INCOME (LOSS)	415,620	(8,112)	407,508	473,389	(2,167)	471,222

Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2017	1,511,698	14,612	1,526,310	2,820,636	14,612	2,835,248

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2016	$1,437,266	$11,251	$1,448,517	$2,496,803	$11,251	$2,508,054
Comprehensive income (loss):
Net income (loss)	389,236	(2,167)	387,069	389,236	(2,167)	387,069
Total comprehensive income (loss)				473,389	(2,167)	471,222
Balance, June 30, 2017	1,826,502	9,084	1,835,586	2,976,067	9,084	2,985,151

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2017
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$389,236	$(2,167)	$387,069
Future policy benefits	1,006,435	(7,137)	999,298
Reinsurance recoverables	(1,143,319)	26,488	(1,116,831)
Income taxes	14,183	(826)	13,357
Other, net	104,107	(16,358)	87,749
Cash flows from (used in) operating activities	19,356	0	19,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2018, compared with December 31, 2017, and its consolidated results of operations for the three and six months ended June 30, 2018 and 2017. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

Fiduciary Rules

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision became effective in June 2018. We cannot predict how the decision will impact our businesses, including in view of other pending regulatory developments regarding enhanced standards of care.

In April 2018, the Securities and Exchange Commission (the “SEC”) proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to sales of certain of our products and to our affiliated Prudential Advisors distribution system. Given the uncertainty of the ultimate outcome of these proposals, we cannot predict the timing of any final rules or interpretations or their expected effects on our businesses.

In July 2018, the New York Department of Financial Services issued an amendment to its suitability regulations which will impose a best-interest standard on the sale of annuity and life insurance products in New York. We cannot predict what impact the New York regulation will have on our business.

State Insurance Exam

In June 2018, the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

Risk-Based Capital

In June 2018, the Capital Adequacy Task Force of the National Association of Insurance Commissioners (the “NAIC”) approved revisions to the NAIC’s risk-based capital (“RBC”) framework in respect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”). The revisions will apply to our domestic life insurance companies’ RBC ratios as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratios, see "Liquidity and Capital Resources—Capital".

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
• insurance reserve levels, market experience true-ups and amortization of deferred policy acquisition costs (“DAC”)
• customer account values, including their impact on fee income;
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
We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit, an optional enhanced death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits ("GMDB")) and annuitization options. The majority of our currently sold variable annuity contracts include an optional guaranteed living benefit which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Our results are impacted by the fee rates we assess on our products. Some of our historical in force products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.
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
The Prudential Defined Income (“PDI”) Variable Annuity complements other variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond fund sub-account within the separate accounts. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to purchase payments paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

The Company's in force business includes both variable and fixed annuities that may include optional living benefits guarantees (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or GMDB.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 67% of our net individual life insurance in force at June 30, 2018, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 18% of our net individual life insurance in force at June 30, 2018, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns based on an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 12% of our net individual life insurance in force at June 30, 2018, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at June 30, 2018. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The quarterly adjustments for market performance reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The weighted average rate of return assumptions used in developing estimated gross profits consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2018, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.1% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged from last year and continue to grade to 3.75% over ten years. This market performance related adjustment to our estimate of total gross profits results in a cumulative adjustment to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

June 30, 2018 versus December 31, 2017

Total assets decreased $2.6 billion, from $172.4 billion at December 31, 2017 to $169.8 billion at June 30, 2018. Significant components were:

•	Separate account assets decreased $2.0 billion, primarily driven by policy charges, net outflows and unfavorable market performance.

•
Reinsurance recoverables decreased $0.6 billion, primarily driven by the annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments driven by rising rates and credit spread widening, partially offset by an increase in universal life recoverables driven by business growth.

Total liabilities decreased $2.5 billion, from $169.6 billion at December 31, 2017 to $167.1 billion at June 30, 2018. Significant components were:

•	Separate account liabilities decreased $2.0 billion, corresponding to the decrease in separate account assets described above.

•	Future policy benefits decreased $1.4 billion, primarily due to the impact of rising rates and credit spread widening, as discussed above.

•	Policyholders’ account balances increased $1.1 billion, primarily driven by universal life business growth.

Total equity decreased $0.1 billion, from $2.8 billion at December 31, 2017 to $2.7 billion at June 30, 2018, primarily driven by accumulated other comprehensive income which decreased by $135 million driven by unrealized losses from higher interest rates.

Results of Operations

Income (loss) from Operations before Income Taxes

2018 to 2017 Three Months Comparison

Income (loss) from operations before income taxes decreased $308 million from $331 million in the second quarter of 2017 to $23 million in the second quarter of 2018. This was primarily driven by a decrease in realized investment gains of $314 million driven by the absence of gains on the embedded derivative with UPARC in the prior year quarter, as well as increases in general, administrative, and other expenses of $27 million driven by unfavorable impact from deferred reinsurance activity in the annuity business during the quarter. This was partially offset by $31 million of favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, mainly driven by favorable impacts related to mortality and investment assumption updates in the individual life business and the $7 million favorable impact of a revision to the financial statements as disclosed in Note 11.

2018 to 2017 Six Months Comparison

Income (loss) from operations before income taxes decreased $324 million from $357 million for the first six months of 2017 to $33 million for the first six months of 2018. This was primarily driven by a decrease in realized investment gains of $330 million driven by the absence of gains on the embedded derivative with UPARC in the prior year quarter, as well as increases in general, administrative, and other expenses of $31 million driven by unfavorable impact from deferred reinsurance activity in the annuity business during the year. This was partially offset by $31 million of favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, mainly driven by favorable impacts related to mortality and investment assumption updates in the individual life business and the $3 million favorable impact of a revision to the financial statements as disclosed in Note 11.

Revenues, Benefits and Expenses

2018 to 2017 Three Months Comparison

Revenues decreased $39 million from $287 million in the second quarter of 2017 to $248 million in the second quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements and revision, as discussed above, revenues decreased by $346 million primarily driven by the decrease of $314 million in total realized investment gains (losses), net primarily driven by the absence of realized investment gains on the embedded derivative with UPARC, as discussed above. Further, there was a decrease of $22 million in policy charges and fees reflecting the increase of cost of reinsurance charges.

Benefits and expenses increased $269 million from income of $44 million in the second quarter of 2017 to an expense of $225 million in the second quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements and revision, as discussed above, benefits and expenses decreased by $7 million, primarily driven by a $27 million decrease in policyholder's benefits primarily reflecting lower reserves as a result of the increase in the cost of reinsurance for GMDB recoverable as well as a $9 million decrease in amortization of deferred policy acquisition costs primarily driven by unfavorable mortality experience relative to expectations and favorable impacts from strong equity market performance. This was partially offset by a $27 million increase in general, administrative, and other expenses primarily driven by deferred reinsurance activity in the annuities business.

2018 to 2017 Six Months Comparison

Revenues decreased $61 million from $498 million for the first six months of 2017 to $437 million for the first six months of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements and revision, as discussed above, revenues decreased $368 million, primarily driven by the decrease of $330 million in total realized investment gains (losses), net primarily driven by the absence of realized investment gains on the embedded derivative with UPARC, as discussed above. Further, there was a decrease of $21 million in policy charges and fees reflecting the increase of cost of reinsurance charges.

Benefits and expenses increased $263 million from $141 million in the second quarter of 2017 to $404 million in the second quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements and revision, as discussed above, benefits and expenses decreased $13 million primarily driven by a $44 million decrease in policyholder's benefits primarily reflecting lower reserves as a result of the increase in the cost of reinsurance for GMDB recoverable. This is partially offset by a $31 million increase in general, administrative, and other expenses primarily driven by deferred reinsurance activity in the annuities business.

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

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to help reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
External Reinsurance
As of June 30, 2018, $3.1 billion of HDI v3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new HDI v3.0 business issued between April 1, 2015 and December 31, 2016. HDI v3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v3.0 optional living benefits subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The current ALM strategy conducted within PALAC and Prudential Insurance utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer ("G-SII"). For information on these regulatory initiatives and their potential impact on us, see "Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2018 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our domestic insurance life insurance companies’ RBC ratios as of December 31, 2018. The reduction of the corporate tax rate under the Tax Act of 2017 has the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. The Company expects to have the necessary resources to maintain its “AA” ratings targets under this proposed RBC framework.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2018 and December 31, 2017 the Company had liquid assets of $5,368 million and $5,517 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $73 million and $214 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, $4,823 million, or 92%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal on the surplus notes can be made with prior insurance regulatory approval.

Our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2018, our affiliated captive reinsurance companies had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $10,619 million was outstanding, as compared to an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as of December 31, 2017. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, our affiliated captive reinsurance companies also had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.8 billion relates to Guideline AXXX reserves, all of which was issued by Prudential Financial. In addition, as of June 30, 2018, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
The NAIC’s actuarial guideline known as “AG 48” requires our affiliated captive reinsurance companies to hold cash and rated securities in greater amounts than previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement from the inception of AG 48 through December 31, 2017, was approximately $1.8 billion, which was funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe our affiliated captive reinsurance companies have sufficient internal and affiliated resources to satisfy the additional asset requirement through 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: August 10, 2018