Form 10-Q
period 2018-09-30
PRUCO LIFE INSURANCE CO
filed 2018-11-13
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 13, 2018, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2018 and December 31, 2017	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017	5

	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	7

	Notes to Unaudited Interim Consolidated Financial Statements	8

	1. Business and Basis of Presentation	8

	2. Significant Accounting Policies and Pronouncements	9

	3. Investments	17

	4. Derivative Instruments	27

	5. Fair Value of Assets and Liabilities	32

	6. Income Taxes	50

	7. Reinsurance	51

	8. Equity	56

	9. Related Party Transactions	59

	10. Commitments and Contingent Liabilities	63

	11. Revision to Prior Year Information	66

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	68

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	79

Item 4.	Controls and Procedures	79

PART II—OTHER INFORMATION		80

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 6.	Exhibits	81

SIGNATURES		82

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) changes in tax laws, (b) fiduciary rule developments, (c) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (d) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2018 and December 31, 2017 (in thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018 – $5,246,007; 2017 – $4,941,944)	$5,234,708	$5,223,302
Fixed maturities, trading, at fair value (amortized cost: 2018 – $38,279; 2017 – $38,279)(1)	36,688	38,793
Equity securities, at fair value (cost: 2018 – $37,691; 2017 – $32,694)(1)	43,545	40,610
Policy loans	1,217,608	1,161,101
Short-term investments	456	1,339
Commercial mortgage and other loans	1,177,395	1,083,419
Other invested assets (includes $76,167 and $726 measured at fair value at September 30, 2018 and December 31, 2017, respectively)(1)	333,382	263,074
Total investments	8,043,782	7,811,638
Cash and cash equivalents	255,256	212,569
Deferred policy acquisition costs	1,530,072	1,376,211
Accrued investment income	87,362	82,341
Reinsurance recoverables	31,430,148	32,521,264
Receivables from parent and affiliates	312,256	300,116
Income taxes receivable	8,424	0
Other assets	387,078	465,467
Separate account assets	130,506,948	129,655,734
TOTAL ASSETS	$172,561,326	$172,425,340
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$21,597,661	$20,036,134
Future policy benefits	16,498,119	18,561,550
Cash collateral for loaned securities	7,585	33,169
Income taxes payable	0	36,323
Short-term debt to affiliates	1,744	0
Payables to parent and affiliates	166,136	228,210
Other liabilities	1,084,739	1,038,972
Separate account liabilities	130,506,948	129,655,734
TOTAL LIABILITIES	169,862,932	169,590,092
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,146,592	1,141,092
Retained earnings	1,570,052	1,526,310
Accumulated other comprehensive income (loss)	(20,750)	165,346
TOTAL EQUITY	2,698,394	2,835,248
TOTAL LIABILITIES AND EQUITY	$172,561,326	$172,425,340
(1) Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2018 and 2017 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Premiums	$14,151	$15,124	$36,969	$37,958
Policy charges and fee income	106,926	129,105	405,085	140,940
Net investment income	86,186	86,522	245,750	267,178
Asset administration fees	3,727	4,555	10,744	13,132
Other income	21,763	18,020	57,137	48,145
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,226)	(143)	(1,877)	(6,034)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0	0	366
Other realized investment gains (losses), net	(48,197)	(275,043)	(133,478)	(25,507)
Total realized investment gains (losses), net	(49,423)	(275,186)	(135,355)	(31,175)
TOTAL REVENUES	183,330	(21,860)	620,330	476,178
BENEFITS AND EXPENSES
Policyholders’ benefits	9,823	54,944	102,000	(58,235)
Interest credited to policyholders’ account balances	44,709	38,196	128,062	128,923
Amortization of deferred policy acquisition costs	14,738	19,313	103,199	76,768
General, administrative and other expenses	97,490	81,543	237,949	187,947
TOTAL BENEFITS AND EXPENSES	166,760	193,996	571,210	335,403
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	16,570	(215,856)	49,120	140,775
Income tax expense (benefit)	(2,760)	(38,660)	(18,471)	(69,098)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	19,330	(177,196)	67,591	209,873
Equity in earnings of operating joint venture, net of taxes	(605)	0	(1,336)	0
NET INCOME (LOSS)	$18,725	$(177,196)	$66,255	$209,873
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,789)	75	(12,379)	224
Net unrealized investment gains (losses)	(32,729)	(10,005)	(259,783)	119,311
Total	(38,518)	(9,930)	(272,162)	119,535
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(8,093)	(3,475)	(57,156)	41,837
Other comprehensive income (loss), net of tax	(30,425)	(6,455)	(215,006)	77,698
COMPREHENSIVE INCOME (LOSS)	$(11,700)	$(183,651)	$(148,751)	$287,571
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$1,141,092	$1,526,310	$165,346	$2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,449)	30,449	0
Contributed capital		5,500			5,500
Comprehensive income (loss):
Net income (loss)			66,255		66,255
Other comprehensive income (loss), net of tax				(215,006)	(215,006)
Total comprehensive income (loss)					(148,751)
Balance, September 30, 2018	$2,500	$1,146,592	$1,570,052	$(20,750)	$2,698,394

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$986,062	$1,448,517	$70,975	$2,508,054
Contributed capital		153,500			153,500
Contributed (distributed) capital-parent/child asset transfers		875			875
Comprehensive income (loss):
Net income (loss)			209,873		209,873
Other comprehensive income (loss), net of tax				77,698	77,698
Total comprehensive income (loss)					287,571
Balance, September 30, 2017	$2,500	$1,140,437	$1,658,390	$148,673	$2,950,000

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017 (in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$66,255	$209,873
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(97,276)	(124,187)
Interest credited to policyholders’ account balances	128,062	128,923
Realized investment (gains) losses, net	135,355	31,175
Amortization and other non-cash items	(35,790)	(46,435)
Change in:
Future policy benefits	1,392,199	1,455,418
Reinsurance recoverables	(1,304,316)	(1,564,329)
Accrued investment income	(5,021)	(2,828)
Net payables to/receivables from parent and affiliates	(74,887)	(33,543)
Deferred policy acquisition costs	(130,401)	(116,519)
Income taxes	10,708	53,472
Derivatives, net	4,552	3,945
Other, net	(70,025)	90,529
Cash flows from (used in) operating activities	19,415	85,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	368,906	875,580
Fixed maturities, trading(1)	0	214
Equity securities(1)	218	510
Policy loans	113,736	107,002
Ceded policy loans	(10,523)	(11,273)
Short-term investments	12,580	68,247
Commercial mortgage and other loans	57,568	112,174
Other invested assets(1)	11,997	10,913
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(663,519)	(1,038,434)
Fixed maturities, trading(1)	0	(15,019)
Equity securities(1)	(5,039)	(5,000)
Policy loans	(135,070)	(84,190)
Ceded policy loans	12,619	13,309
Short-term investments	(13,032)	(32,316)
Commercial mortgage and other loans	(158,163)	(164,199)
Other invested assets(1)	(53,428)	(22,255)
Notes receivable from parent and affiliates, net	4,594	5,339
Derivatives, net	2,947	(17,899)
Other, net	(4,916)	(153,367)
Cash flows from (used in) investing activities	(458,525)	(350,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	3,572,484	3,325,383
Ceded policyholders’ account deposits	(2,336,157)	(2,256,796)
Policyholders’ account withdrawals	(2,173,295)	(2,029,593)
Ceded policyholders’ account withdrawals	1,445,661	1,263,110
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(25,584)	(128,265)
Contributed capital	0	148,500
Contributed (distributed) capital - parent/child asset transfers	0	1,346
Net change in financing arrangements (maturities 90 days or less)	1,744	0
Drafts outstanding	(3,056)	41,654
Cash flows from (used in) financing activities	481,797	365,339
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,687	100,169
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	212,569	96,157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$255,256	$196,326
(1) Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2018 and 2017.

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

The impacts of this ASU on the Company’s Consolidated Financial Statements can be categorized as follows: (1) Changes to the presentation within the Consolidated Statements of Financial Position; (2) Cumulative-effect Adjustment Upon Adoption; and (3) Changes to Accounting Policies. Each of these components is described below. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	December 31, 2017
	As previously reported	Reclassifications			As currently reported
Consolidated Statements of Financial Position Line Items		(1)	(2)	(3)
	(in thousands)
Fixed maturities, available-for-sale, at fair value	$5,223,302				$5,223,302
*Fixed maturities, trading, at fair value	0		38,793		38,793
~~Equity securities, available-for-sale, at fair value~~ 	23,122	(23,122)			0
*Equity securities, at fair value	0	23,122	17,488		40,610
~~Trading account assets, at fair value~~	56,281		(56,281)		0
Policy loans	1,161,101				1,161,101
Short-term investments	1,339				1,339
Commercial mortgage and other loans	1,083,419				1,083,419
~~Other long-term investments~~	263,074			(263,074)	0
*Other invested assets	0			263,074	263,074
Total investments	$7,811,638	$0	$0	$0	$7,811,638
* - New line item effective January 1, 2018.
~~Strikethrough~~ - Eliminated line item effective January 1, 2018.

(1)	Retitled “Equity securities, available-for-sale, at fair value” to “Equity securities, at fair value” as equity securities can no longer be described as available-for-sale.

(2)	Eliminated the line item “Trading account assets, at fair value” and reclassified each component to another line item.

(3)	Retitled “Other long-term investments” to “Other invested assets”.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other ASU adopted during the nine months ended September 30, 2018.

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
		January 1, 2018 using the modified retrospective method which included a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.	Adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

ASU issued but not yet adopted as of September 30, 2018 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.

An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) a full retrospective transition method.
The options for method of adoption and the impacts of such methods are under assessment.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield and will be required to be updated each quarter with the impact recorded through Other Comprehensive Income ("OCI").

As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.

Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between the discount rate locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.

Amortization of deferred acquisition costs ("DAC") and other balances
Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.

An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its future policy benefits, as described above, it is required to also use a retrospective transition method for DAC and other balances.

The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s non-performance risk ("NPR") to be recognized in OCI.
An entity will apply a retrospective transition method which will include a cumulative-effect adjustment on the balance sheet as of the earliest period presented.
Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU issued but not yet adopted as of September 30, 2018

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$70,647	$2,008	$19	$72,636	$0
Obligations of U.S. states and their political subdivisions	610,471	12,030	3,893	618,608	0
Foreign government bonds	206,359	2,837	6,178	203,018	0
Public utilities	711,477	23,424	15,574	719,327	0
Redeemable preferred stock	4,118	665	20	4,763	0
All other U.S. public corporate securities	1,381,716	39,769	35,222	1,386,263	0
All other U.S. private corporate securities	675,995	4,597	14,848	665,744	0
All other foreign public corporate securities	258,377	4,486	8,094	254,769	0
All other foreign private corporate securities	777,245	13,807	26,521	764,531	0
Asset-backed securities(1)	162,353	1,885	223	164,015	(124)
Commercial mortgage-backed securities	295,265	1,093	6,700	289,658	0
Residential mortgage-backed securities(2)	91,984	1,374	1,982	91,376	(188)
Total fixed maturities, available-for-sale	$5,246,007	$107,975	$119,274	$5,234,708	$(312)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.0 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$617	$19	$0	$0	$617	$19
Obligations of U.S. states and their political subdivisions	219,185	3,893	0	0	219,185	3,893
Foreign government bonds	118,010	4,515	20,274	1,663	138,284	6,178
Public utilities	334,468	12,808	29,857	2,766	364,325	15,574
Redeemable preferred stock	1,789	20	0	0	1,789	20
All other U.S. public corporate securities	618,747	26,700	106,631	8,522	725,378	35,222
All other U.S. private corporate securities	383,595	10,490	81,864	4,358	465,459	14,848
All other foreign public corporate securities	169,812	6,447	15,813	1,647	185,625	8,094
All other foreign private corporate securities	378,179	14,147	75,531	12,374	453,710	26,521
Asset-backed securities	38,396	136	4,052	87	42,448	223
Commercial mortgage-backed securities	152,005	3,570	44,529	3,130	196,534	6,700
Residential mortgage-backed securities	56,256	1,309	12,212	673	68,468	1,982
Total fixed maturities, available-for-sale	$2,471,059	$84,054	$390,763	$35,220	$2,861,822	$119,274

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	16,522	210	11,959	286	28,481	496
Public utilities	26,466	380	27,354	678	53,820	1,058
Redeemable preferred stock	0	0	0	0	0	0
All other U.S. public corporate securities	36,100	304	102,490	2,276	138,590	2,580
All other U.S. private corporate securities	79,495	781	36,642	863	116,137	1,644
All other foreign public corporate securities	27,078	190	8,390	542	35,468	732
All other foreign private corporate securities	48,109	472	133,055	9,126	181,164	9,598
Asset-backed securities	6,351	22	317	4	6,668	26
Commercial mortgage-backed securities	49,823	285	93,403	2,254	143,226	2,539
Residential mortgage-backed securities	8,030	28	6,160	141	14,190	169
Total fixed maturities, available-for-sale	$297,974	$2,672	$419,770	$16,170	$717,744	$18,842

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $108.2 million and $13.9 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $11.1 million and $4.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2018, the $35.2 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and consumer non-cyclical sectors and in commercial mortgage-backed securities. As of December 31, 2017, the $16.2 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company’s corporate securities within the energy and finance sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$107,422	$108,362
Due after one year through five years	714,425	706,440
Due after five years through ten years	1,034,940	1,026,399
Due after ten years	2,839,618	2,848,458
Asset-backed securities	162,353	164,015
Commercial mortgage-backed securities	295,265	289,658
Residential mortgage-backed securities	91,984	91,376
Total fixed maturities, available-for-sale	$5,246,007	$5,234,708

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$4,478	$56,312	$138,565	$483,151
Proceeds from maturities/prepayments	90,432	125,128	230,550	392,320
Gross investment gains from sales and maturities	394	34,996	508	44,016
Gross investment losses from sales and maturities	(216)	(6,259)	(3,806)	(9,554)
OTTI recognized in earnings(2)	(1,226)	(143)	(1,877)	(5,668)

(1)	Includes $0.2 million and $(0.1) million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$1,982	$4,374	$3,724	$5,520
New credit loss impairments	0	0	0	424
Additional credit loss impairments on securities previously impaired	0	0	0	0
Increases due to the passage of time on previously recorded credit losses	463	510	25	88
Reductions for securities which matured, paid down, prepaid or were sold during the period	(15)	(1,975)	(24)	(1,894)
Reductions for securities impaired to fair value during the period(1)	0	0	0	(327)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6)	(485)	(11)	(97)
Assets transferred to parent and affiliates	0	0	0	0
Balance, end of period	$2,424	$2,424	$3,714	$3,714

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.2) million and $(0.2) million during the three months ended September 30, 2018 and 2017, respectively.

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(2.1) million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$363,801	30.8%	$356,694	32.9%
Hospitality	16,196	1.4	16,529	1.5
Industrial	254,148	21.5	180,619	16.7
Office	172,576	14.6	159,646	14.7
Other	125,652	10.7	99,119	9.1
Retail	190,568	16.2	205,367	18.9
Total commercial mortgage loans	1,122,941	95.2	1,017,974	93.8
Agricultural property loans	56,226	4.8	67,239	6.2
Total commercial mortgage and agricultural property loans by property type	1,179,167	100.0%	1,085,213	100.0%
Valuation allowance	(1,772)		(1,794)
Total commercial mortgage and other loans	$1,177,395		$1,083,419

As of September 30, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (22%), Texas (15%) and New York (6%)) and included loans secured by properties in Europe (6%), Australia (4%) and Mexico (2%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	September 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,728	$66	$1,794
Addition to (release of) allowance for losses	4	(26)	(22)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,732	$40	$1,772

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,513	$45	$1,558
Addition to (release of) allowance for losses	215	21	236
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,728	$66	$1,794

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,732	40	1,772
Total ending balance(1)	$1,732	$40	$1,772
Recorded investment(2):
Individually evaluated for impairment	$0	$815	$815
Collectively evaluated for impairment	1,122,941	55,411	1,178,352
Total ending balance(1)	$1,122,941	$56,226	$1,179,167

(1)	As of September 30, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,728	66	1,794
Total ending balance(1)	$1,728	$66	$1,794
Recorded investment(2):
Individually evaluated for impairment	$2,316	$1,153	$3,469
Collectively evaluated for impairment	1,015,658	66,086	1,081,744
Total ending balance(1)	$1,017,974	$67,239	$1,085,213

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total Loans
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$665,897	$13,001	$0	$678,898
60%-69.99%	320,308	20,449	0	340,757
70%-79.99%	99,433	32,849	0	132,282
80% or greater	27,000	230	0	27,230
Total loans	$1,112,638	$66,529	$0	$1,179,167

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

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,122,941	$0	$0	$0	$1,122,941	$0
Agricultural property loans	56,226	0	0	0	56,226	0
Total	$1,179,167	$0	$0	$0	$1,179,167	$0

(1)	As of September 30, 2018, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,017,974	$0	$0	$0	$1,017,974	$0
Agricultural property loans	67,239	0	0	0	67,239	0
Total	$1,085,213	$0	$0	$0	$1,085,213	$0

(1)	As of December 31, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

For the three and nine months ended September 30, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For both the three and nine months ended September 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended September 30, 2017, there were no commercial mortgage and other loans sold. For the nine months ended September 30, 2017, there were $42 million of commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Company’s investment in separate accounts	$42,317	$37,404
LPs/LLCs:
Equity method:
Private equity	147,660	123,957
Hedge funds	58,329	53,066
Real estate-related	8,909	7,040
Subtotal equity method	214,898	184,063
Fair value:
Private equity	59,230	35,686
Hedge funds	774	726
Real estate-related	8,044	5,186
Subtotal fair value(1)	68,048	41,598
Total LPs/LLCs	282,946	225,661
Derivative instruments	8,119	9
Total other invested assets(2)	$333,382	$263,074

(1)	As of December 31, 2017, $40.9 million was accounted for under the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$55,109	$59,264	$163,564	$177,512
Fixed maturities, trading	271	126	809	486
Equity securities, at fair value	222	316	664	758
Commercial mortgage and other loans	12,462	13,534	37,170	39,800
Policy loans	16,628	16,110	48,861	47,572
Short-term investments and cash equivalents	952	282	1,389	674
Other invested assets	5,169	1,865	7,027	15,514
Gross investment income	90,813	91,497	259,484	282,316
Less: investment expenses	(4,627)	(4,975)	(13,734)	(15,138)
Net investment income(1)	$86,186	$86,522	$245,750	$267,178

(1)	Prior period amounts have been reclassified to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities(1)	$(1,048)	$28,594	$(5,175)	$28,794
Equity securities(2)	0	0	0	(125)
Commercial mortgage and other loans	16	74	22	(414)
LPs/LLCs	0	5	849	(96)
Derivatives(3)	(48,393)	(303,850)	(131,034)	(59,319)
Short-term investments and cash equivalents	2	(9)	(17)	(15)
Realized investment gains (losses), net	$(49,423)	$(275,186)	$(135,355)	$(31,175)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

(3)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$(308)	$1,609
Fixed maturity securities, available-for-sale—all other	(10,991)	279,749
Equity securities, available-for-sale(1)	0	2,368
Derivatives designated as cash flow hedges(2)	(7,567)	(17,678)
Affiliated notes	408	4,782
Other investments	5,043	3,588
Net unrealized gains (losses) on investments	$(13,415)	$274,418

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Other income.”

(2)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2018 and December 31, 2017, the Company had no repurchase agreements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,131	$0	$5,131	$0	$22,460	$22,460
Foreign government bonds	0	0	0	6,157	0	6,157
U.S. public corporate securities	2,454	0	2,454	4,074	0	4,074
Foreign public corporate securities	0	0	0	478	0	478
Total cash collateral for loaned securities(1)	$7,585	$0	$7,585	$10,709	$22,460	$33,169

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral, and NPR.

	September 30, 2018			December 31, 2017
Primary Underlying Risk/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$713,959	$23,729	$(34,753)	$649,905	$18,243	$(44,806)
Total Qualifying Hedges	$713,959	$23,729	$(34,753)	$649,905	$18,243	$(44,806)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$246,925	$11,301	$(6,463)	$246,925	$23,032	$0
Foreign Currency
Foreign Currency Forwards	21,456	189	(13)	16,320	0	(376)
Credit
Credit Default Swaps	756	0	(18)	1,594	0	(96)
Currency/Interest Rate
Foreign Currency Swaps	87,548	4,288	(4,836)	95,145	4,347	(5,600)
Equity
Equity Options	1,758,194	80,710	(22,272)	1,277,102	69,472	(23,500)
Total Non-Qualifying Hedges	$2,114,879	$96,488	$(33,602)	$1,637,086	$96,851	$(29,572)
Total Derivatives (1)	$2,828,838	$120,217	$(68,355)	$2,286,991	$115,094	$(74,378)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $2,908 million and $5,453 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables" or "Other liabilities," was a net asset of $2,917 million and $5,458 million as of September 30, 2018 and December 31, 2017, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from PALAC and Prudential Insurance was a net asset of $2,958 million and $5,445 million and the fair value related to the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income ("HDI") v.3.0 from Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, was a net liability of $41 million and a net asset of $13 million as of September 30, 2018 and December 31, 2017, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $61 million and $47 million as of September 30, 2018 and December 31, 2017, respectively. There were no related reinsurance recoverables at each respective period.

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

	September 30, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$120,214	$(112,098)	$8,116	$(5,961)	$2,155
Securities purchased under agreements to resell	205,000	0	205,000	(205,000)	0
Total Assets	$325,214	$(112,098)	$213,116	$(210,961)	$2,155
Offsetting of Financial Liabilities:
Derivatives (1)	$68,355	$(68,355)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$68,355	$(68,355)	$0	$0	$0

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$115,086	$(115,086)	$0	$0	$0
Securities purchased under agreements to resell	148,000	0	148,000	(148,000)	0
Total Assets	$263,086	$(115,086)	$148,000	$(148,000)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$74,378	$(69,718)	$4,660	$(245)	$4,415
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$74,378	$(69,718)	$4,660	$(245)	$4,415

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,767	$1,872	$1,454
Total cash flow hedges	0	1,767	1,872	1,454
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,543)	0	0	0
Currency	230	0	0	0
Currency/Interest Rate	(693)	0	18	0
Credit	0	0	0	0
Equity	20,901	0	0	0
Embedded Derivatives	(64,288)	0	0	0
Total non-qualifying hedges	(48,393)	0	18	0
Total	$(48,393)	$1,767	$1,890	$1,454

	Nine Months Ended September 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$4,916	$6,917	$10,111
Total cash flow hedges	0	4,916	6,917	10,111
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(17,068)	0	0	0
Currency	895	0	0	0
Currency/Interest Rate	383	0	33	0
Credit	(2)	0	0	0
Equity	23,725	0	0	0
Embedded Derivatives	(138,967)	0	0	0
Total non-qualifying hedges	(131,034)	0	33	0
Total	$(131,034)	$4,916	$6,950	$10,111

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,705	$(3,013)	$(17,210)
Total cash flow hedges	0	1,705	(3,013)	(17,210)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,160)	0	0	0
Currency	(537)	0	0	0
Currency/Interest Rate	(5,665)	0	(28)	0
Credit	(7)	0	0	0
Equity	7,574	0	0	0
Embedded Derivatives	(303,055)	0	0	0
Total non-qualifying hedges	(303,850)	0	(28)	0
Total	$(303,850)	$1,705	$(3,041)	$(17,210)

	Nine Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$4,473	$(7,805)	$(39,924)
Total cash flow hedges	0	4,473	(7,805)	(39,924)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(528)	0	0	0
Currency	(1,245)	0	0	0
Currency/Interest Rate	(4,607)	0	(51)	0
Credit	(44)	0	0	0
Equity	18,016	0	0	0
Embedded Derivatives	(70,911)	0	0	0
Total non-qualifying hedges	(59,319)	0	(51)	0
Total	$(59,319)	$4,473	$(7,856)	$(39,924)

(1)	Amounts deferred in AOCI.

For the nine months ended September 30, 2018 and 2017, the ineffective portion of derivatives accounted for using hedge accounting was de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(17,678)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2018	20,554
Amount reclassified into current period earnings	(10,443)
Balance, September 30, 2018	$(7,567)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2018 values, it is estimated that a pre-tax gain of $6 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2019, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of September 30, 2018 and December 31, 2017.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $1 million and $2 million reported at fair value as a liability of $0.0 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

	As of September 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,290	$25,346	$0	$72,636
Obligations of U.S. states and their political subdivisions	0	618,608	0	0	618,608
Foreign government bonds	0	202,859	159	0	203,018
U.S. corporate public securities	0	1,804,099	635	0	1,804,734
U.S. corporate private securities	0	859,118	30,938	0	890,056
Foreign corporate public securities	0	256,733	205	0	256,938
Foreign corporate private securities	0	831,980	11,689	0	843,669
Asset-backed securities(2)	0	157,383	6,632	0	164,015
Commercial mortgage-backed securities	0	269,610	20,048	0	289,658
Residential mortgage-backed securities	0	91,376	0	0	91,376
Subtotal	0	5,139,056	95,652	0	5,234,708
Fixed maturities, trading	0	36,688	0	0	36,688
Equity securities	124	27,094	16,327	0	43,545
Short-term investments	0	0	456	0	456
Cash equivalents	0	3,934	0	0	3,934
Other invested assets(3)	0	120,217	0	(112,098)	8,119
Reinsurance recoverables	0	0	2,958,093	0	2,958,093
Receivables from parent and affiliates	0	127,181	0	0	127,181
Subtotal excluding separate account assets	124	5,454,170	3,070,528	(112,098)	8,412,724
Separate account assets(4)(5)	0	126,230,592	0	0	126,230,592
Total assets	$124	$131,684,762	$3,070,528	$(112,098)	$134,643,316
Future policy benefits(6)	$0	$0	$2,908,324	$0	$2,908,324
Policyholders' account balances	0	0	60,847	0	60,847
Payables to parent and affiliates	0	68,355	0	(68,355)	0
Other liabilities	0	0	41,333	0	41,333
Total liabilities	$0	$68,355	$3,010,504	$(68,355)	$3,010,504

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$80,611	$19,204	$0	$99,815
Obligations of U.S. states and their political subdivisions	0	635,458	0	0	635,458
Foreign government bonds	0	134,924	174	0	135,098
U.S. corporate public securities	0	1,779,935	1,154	0	1,781,089
U.S. corporate private securities	0	901,080	60,158	0	961,238
Foreign corporate public securities	0	182,243	209	0	182,452
Foreign corporate private securities	0	837,766	13,900	0	851,666
Asset-backed securities(2)	0	71,400	111,028	0	182,428
Commercial mortgage-backed securities	0	322,832	0	0	322,832
Residential mortgage-backed securities	0	71,226	0	0	71,226
Subtotal	0	5,017,475	205,827	0	5,223,302
Fixed maturities, trading(7)	0	38,793	0	0	38,793
Equity securities(7)	94	22,991	17,525	0	40,610
Short-term investments	0	0	1,339	0	1,339
Cash equivalents	0	28,007	0	0	28,007
Other invested assets(3)(7)	0	115,094	0	(115,086)	8
Reinsurance recoverables	0	0	5,457,649	0	5,457,649
Receivables from parent and affiliates	0	132,571	0	0	132,571
Subtotal excluding separate account assets	94	5,354,931	5,682,340	(115,086)	10,922,279
Separate account assets(4)(5)	0	125,543,035	0	0	125,543,035
Total assets	$94	$130,897,966	$5,682,340	$(115,086)	$136,465,314
Future policy benefits(6)	$0	$0	$5,452,583	$0	$5,452,583
Policyholders' account balances	0	0	46,651	0	46,651
Payables to parent and affiliates	0	74,378	0	(69,718)	4,660
Other liabilities	0	0	0	0	0
Total liabilities	$0	$74,378	$5,499,234	$(69,718)	$5,503,894

(1)
“Netting” amounts represent cash collateral of $43.7 million and $45.4 million as of September 30, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At September 30, 2018 and December 31, 2017, the fair values of such investments were $68 million and $0.7 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). As of September 30, 2018 and December 31, 2017, the fair value of such investments was $4,276 million and $4,113 million, respectively.

(6)
As of September 30, 2018, the net embedded derivative liability position of $2,908 million includes $1,097 million of embedded derivatives in an asset position and $4,005 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $5,453 million includes $823 million of embedded derivatives in an asset position and $6,276 million of embedded derivatives in a liability position.

(7)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically, there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate account. The fair value of foreign common stock held in the Company's Separate account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During both the three and nine months ended September 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$20,938	Discounted cash flow	Discount rate	7.00%	20.00%	9.96%	Decrease
		Liquidation	Liquidation value	6.00%	54.00%	51.00%	Increase
Reinsurance recoverables	$2,958,093	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$2,908,324	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.16%	1.21%		Decrease
			Utilization rate(6)	50%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	14%	22%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$36,966	Discounted cash flow	Discount rate	5.06%	22.23%	7.33%	Decrease
		Liquidation	Liquidation value	25.00%	25.00%	25.00%	Increase
Reinsurance recoverables	$5,457,649	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$5,452,583	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter. During the second quarter of 2018, $81 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs have increased. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended September 30, 2018
	Fixed Maturities, Available-for-Sale
	U. S. Government	Foreign Government Bonds	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period	$24,411	$160	$62,418	$19,661
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(822)	13
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	(2,249)	(426)
Net investment income	0	0	154	(11)
Purchases	935	0	669	20,229
Sales	0	0	0	(10,648)
Issuances	0	0	0	0
Settlements	0	0	(12,767)	(2,138)
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	(3,936)	0
Other(5)	0	(1)	0	0
Fair Value, end of period	$25,346	$159	$43,467	$26,680
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,310)	$0
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018
	Equity Securities	Short-term Investments	Cash Equivalents	Other Invested Assets	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$16,625	$333	$564	$5	$3,943,881
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	0	0	4	(1,210,408)
Asset administration fees and other income	(223)	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	5,440	0	0	224,620
Sales	(75)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(5,316)	(564)	0	0
Transfers into Level 3(4)	0	0	0	0	0
Transfers out of Level 3(4)	0	0	0	(9)	0
Other(5)	0	(1)	0	0	0
Fair Value, end of period	$16,327	$456	$0	$0	$2,958,093
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$4	$(1,174,501)
Asset administration fees and other income	$(222)	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$0	$(3,916,973)	$(41,946)	$(17,610)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	1,240,116	(21,841)	(32,501)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	8,778
Sales	0	0	0	0
Issuances	0	(231,467)	0	0
Settlements	0	0	2,940	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(2,908,324)	$(60,847)	$(41,333)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$1,204,459	$(21,841)	$(32,750)
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Fixed Maturities, Available-for-Sale
	U. S. Government	Foreign Government Bonds	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period	$19,204	$0	$75,421	$111,028
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(1,078)	34
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(15)	(2,839)	(528)
Net investment income	0	1	289	17
Purchases	6,142	0	4,816	31,067
Sales	0	0	(201)	(10,844)
Issuances	0	0	0	0
Settlements	0	0	(32,838)	(10,204)
Transfers into Level 3(4)	0	0	4,028	13,513
Transfers out of Level 3(4)	0	0	(4,145)	(107,403)
Other(5)	0	173	14	0
Fair Value, end of period	$25,346	$159	$43,467	$26,680
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,385)	$0
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Equity Securities	Short-term Investments	Cash Equivalents	Other Invested Assets	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$17,525	$1,339	$0	$0	$5,457,649
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	(18)	0	0	(3,164,957)
Asset administration fees and other income	(1,123)	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	10,710	2,550	0	665,401
Sales	(75)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(11,560)	(2,550)	0	0
Transfers into Level 3(4)	0	0	0	9	0
Transfers out of Level 3(4)	0	0	0	(9)	0
Other(5)	0	(15)	0	0	0
Fair Value, end of period	$16,327	$456	$0	$0	$2,958,093
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(19)	$0	$0	$(3,000,498)
Asset administration fees and other income	$(1,123)	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$0	$(5,452,583)	$(46,651)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	3,230,314	(24,687)	(67,816)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	(20)	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	26,483
Sales	0	0	0	0
Issuances	0	(686,055)	0	0
Settlements	0	0	10,491	0
Transfers into Level 3(4)	6,551	0	0	0
Transfers out of Level 3(4)	(6,531)	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(2,908,324)	$(60,847)	$(41,333)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$3,065,835	$(24,688)	$(67,796)
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Fixed Maturities, Available-for-Sale
	U. S. Government	Corporate Securities(1)	Structured Securities(2)(3)
	(in thousands)
Fair Value, beginning of period	$11,552	$45,375	$68,350
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(138)	13
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	115	187
Net investment income	0	30	9
Purchases	3,358	1,841	37,532
Sales	0	0	0
Issuances	0	0	0
Settlements	0	(2,396)	(3,317)
Transfers into Level 3(4)	0	3,223	2,767
Transfers out of Level 3(4)	0	(1,099)	(1,506)
Other(5)	0	(12)	0
Fair Value, end of period	$14,910	$46,939	$104,035
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(157)	$0
Asset administration fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Equity Securities(3)	Short-term Investments	Other Invested Assets(3)	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$17,350	$0	$0	$7,192,057
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	0	0	(1,377,548)
Asset administration fees and other income	(198)	0	0	0
Included in other comprehensive income (loss)	(1)	0	0	0
Net investment income	0	0	0	0
Purchases	0	3,319	0	223,330
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	(2,607)	0	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0
Other(5)	11	0	0	(760,102)
Fair Value, end of period	$17,162	$712	$0	$5,277,737
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1,320,981)
Asset administration fees and other income	$(198)	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$0	$(6,424,559)	$(31,978)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	1,373,736	(6,209)	0
Asset administration fees and other income	0	0	0	0
Interest credited to policyholders' account balances	0	0	18,688	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	(221,503)	0	0
Settlements	0	0	(17,026)	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(5,272,326)	$(36,525)	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$1,327,927	$(6,209)	$0
Asset administration fees and other income	$0	$0	$0	$0
Interest credited to policyholders' account balances	$0	$0	$7,017	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities, Available-for-Sale
	U. S. Government	Corporate Securities(1)	Structured Securities(2)(3)
	(in thousands)
Fair Value, beginning of period	$0	$102,556	$19,856
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(670)	4,061
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	1,613	(3,455)
Net investment income	0	89	97
Purchases	11,340	13,666	66,174
Sales	0	(52,197)	(7,471)
Issuances	0	0	0
Settlements	0	(15,049)	(46,117)
Transfers into Level 3(4)	0	5,204	75,143
Transfers out of Level 3(4)	0	(4,691)	(4,253)
Other(5)	3,570	(3,582)	0
Fair Value, end of period	$14,910	$46,939	$104,035
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,265)	$0
Asset administration fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Equity Securities(3)	Short-term Investments	Other Invested Assets(3)	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period	$15,845	$0	$0	$5,474,263
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	0	0	(115,660)
Asset administration fees and other income	1,339	0	0	0
Included in other comprehensive income (loss)	(33)	0	0	0
Net investment income	0	0	0	0
Purchases	0	3,319	0	679,236
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	(2,607)	0	0
Transfers into Level 3(4)	0	0	8	0
Transfers out of Level 3(4)	0	0	(8)	0
Other(5)	11	0	0	(760,102)
Fair Value, end of period	$17,162	$712	$0	$5,277,737
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(308,066)
Asset administration fees and other income	$1,977	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Receivables from parent and affiliates	Future Policy Benefits	Policyholders' Account Balances	Other Liabilities
	(in thousands)
Fair Value, beginning of period	$6,493	$(5,041,007)	$(20,337)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	0	422,822	(18,345)	0
Asset administration fees and other income	0	0	0	0
Interest credited to policyholders' account balances	0	0	18,688	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	(654,141)	0	0
Settlements	0	0	(16,531)	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	(6,493)	0	0	0
Other	0	0	0	0
Fair Value, end of period	$0	$(5,272,326)	$(36,525)	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$311,314	$(18,345)	$0
Asset administration fees and other income	$0	$0	$0	$0
Interest credited to policyholders' account balances	$0	$0	$18,688	$0

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

(5)
Other, except for Reinsurance Recoverables, primarily represents reclassifications of certain assets and liabilities between reporting categories. Other for Reinsurance Recoverables for the three and nine months ended September 30, 2017, represents the Company's recapture of the risks related to the no-lapse guarantees that were previously reinsured to Universal Prudential Arizona Reinsurance Company ("UPARC") and the discontinuation of embedded derivative accounting, effective July 1, 2017.

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

	September 30, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,170,760	$1,170,760	$1,177,395
Policy loans	0	0	1,217,608	1,217,608	1,217,608
Cash and cash equivalents	46,322	205,000	0	251,322	251,322
Accrued investment income	0	87,362	0	87,362	87,362
Receivables from parent and affiliates	0	185,075	0	185,075	185,075
Other assets	0	47,029	0	47,029	47,029
Total assets	$46,322	$524,466	$2,388,368	$2,959,156	$2,965,791
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,194,005	$271,720	$1,465,725	$1,474,604
Cash collateral for loaned securities	0	7,585	0	7,585	7,585
Short-term debt to affiliates	0	1,744	0	1,744	1,744
Payables to parent and affiliates	0	166,136	0	166,136	166,136
Other liabilities	0	377,230	0	377,230	377,230
Total liabilities	$0	$1,746,700	$271,720	$2,018,420	$2,027,299

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,111,625	$1,111,625	$1,083,419
Policy loans	0	0	1,161,101	1,161,101	1,161,101
Cash and cash equivalents	36,562	148,000	0	184,562	184,562
Accrued investment income	0	82,341	0	82,341	82,341
Receivables from parent and affiliates	0	167,545	0	167,545	167,545
Other assets	0	50,407	0	50,407	50,407
Total assets	$36,562	$448,293	$2,272,726	$2,757,581	$2,729,375
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,178,583	$276,435	$1,455,018	$1,458,599
Cash collateral for loaned securities	0	33,169	0	33,169	33,169
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	223,550	0	223,550	223,550
Other liabilities	0	362,592	0	362,592	362,592
Total liabilities	$0	$1,797,894	$276,435	$2,074,329	$2,077,910

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $49 million and $41 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of September 30, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

(2) Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected "Income tax expense (benefit)" divided by projected "Income (loss) from operations before income taxes and equity in earnings of operating joint venture." Taxes attributable to the operating joint venture are recorded within "Equity in earnings of operating joint ventures, net of taxes." The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $18.5 million, or (37.6)% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2018, compared to $69.1 million, or (49.1)%, in the first nine months of 2017. The Company's 2018 effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and unique items described below that were recorded in the periods in which they occurred. The Company's 2017 effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction. The Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") modified the methodology for determining the dividend received deduction and will likely reduce the tax benefit of non-taxable investment income in periods starting after December 31, 2017.

2018 Industry Issue Resolution (IIR) - In August 2018, the Internal Revenue Service (“IRS”) released an IIR to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the IIR methodology resulted in an acceleration of taxable income for the Company’s 2017 tax return for which the tax expense was calculated at 35% and an increase in future tax deduction for the same amount to be realized at 21% netting to a $5 million increase to total tax expense for the first nine months of 2018.

Resolution of tax audit issues - During the third quarter of 2018, the Company reached an agreement with the IRS to resolve outstanding tax audit issues for tax years 2015 and 2016 and partially for 2017 which resulted in a $21 million increase to our income tax expense for the first nine months of 2018.

U.S. Tax Cuts and Jobs Act of 2017 - On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $20.2 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017, which is inclusive of the impacts to prior periods due to the revision as discussed in Note 11. In accordance with SEC Staff Accounting Bulletin ("SAB") 118, the Company recorded the effects of the Tax Act of 2017 using reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first nine months of 2018, the Company recognized a $0.2 million increase in income tax expense primarily related to refinements of our provisional estimates.

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

Reserves related to reinsured long-duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long-duration reinsurance arrangements are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance premiums ceded for universal life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Reinsurance recoverables(1)	$31,430,148	$32,521,264
Policy loans	(129,636)	(124,843)
Deferred policy acquisition costs	(7,175,536)	(6,832,729)
Deferred sales inducements	(570,514)	(638,065)
Other assets(2)	168,397	205,430
Policyholders’ account balances	4,997,598	5,004,885
Future policy benefits	3,277,715	3,301,841
Other liabilities(1)(3)	628,105	605,155

(1)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior periods revisions have also been reflected in the Unaudited Interim Consolidated Financial Statements. See Note 11 for a more detailed description of the revision.

(2)	“Other assets” includes $0.1 million of unaffiliated activity as of both September 30, 2018 and December 31, 2017.

(3)	“Other liabilities” includes $73 million of unaffiliated activity as of both September 30, 2018 and December 31, 2017.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2018	December 31, 2017
	(in thousands)
PAR U	$11,292,102	$11,111,272
PALAC	6,351,987	8,388,988
PURC	3,980,335	3,577,962
PARCC	2,503,689	2,546,673
GUL Re	1,975,365	1,772,950
PAR Term	1,700,457	1,559,618
Prudential of Taiwan	1,411,997	1,406,686
Term Re	1,187,127	966,509
Prudential Insurance(1)	922,025	1,118,004
DART	79,061	0
Unaffiliated	26,003	72,602
Total reinsurance recoverables	$31,430,148	$32,521,264

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

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(8)	2018	2017(8)
	(in thousands)
Premiums:
Direct	$451,790	$428,684	$1,343,358	$1,280,293
Assumed(1)	57	63	175	194
Ceded(2)	(437,696)	(413,623)	(1,306,564)	(1,242,529)
Net premiums	14,151	15,124	36,969	37,958
Policy charges and fee income:
Direct	843,551	816,191	2,407,062	2,593,583
Assumed	125,079	127,493	369,483	351,464
Ceded(3)	(861,704)	(814,579)	(2,371,460)	(2,804,107)
Net policy charges and fee income	106,926	129,105	405,085	140,940
Net investment income:
Direct	87,260	87,605	249,366	269,999
Assumed	404	376	1,162	1,104
Ceded	(1,478)	(1,459)	(4,778)	(3,925)
Net investment income	86,186	86,522	245,750	267,178
Asset administration fees:
Direct	88,721	86,716	262,449	251,709
Assumed	0	0	0	0
Ceded	(84,994)	(82,161)	(251,705)	(238,577)
Net asset administration fees	3,727	4,555	10,744	13,132
Other income:
Direct	20,432	16,678	49,778	46,617
Assumed(4)	57	(25)	(133)	184
Ceded	(219)	19	(46)	(4)
Amortization of reinsurance income	1,493	1,348	7,538	1,348
Net other income	21,763	18,020	57,137	48,145
Realized investment gains (losses), net:
Direct	1,234,853	1,390,083	3,213,137	442,408
Assumed	0	0	0	0
Ceded(5)	(1,284,276)	(1,665,269)	(3,348,492)	(473,583)
Realized investment gains (losses), net	(49,423)	(275,186)	(135,355)	(31,175)
Policyholders’ benefits (including change in reserves):
Direct	636,021	560,252	1,932,194	1,787,338
Assumed(6)	122,727	154,389	381,934	402,025
Ceded(7)	(748,925)	(659,697)	(2,212,128)	(2,247,598)
Net policyholders’ benefits (including change in reserves)	9,823	54,944	102,000	(58,235)
Interest credited to policyholders’ account balances:
Direct	137,309	139,715	383,521	249,063
Assumed	34,414	33,858	105,780	101,687
Ceded	(127,014)	(135,377)	(361,239)	(221,827)
Net interest credited to policyholders’ account balances	44,709	38,196	128,062	128,923
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(420,813)	(502,172)	(1,200,005)	(968,627)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
"Premiums assumed" includes $0.1 million of unaffiliated activity for both the three months ended September 30, 2018 and 2017, and $0.2 million of unaffiliated activity for both the nine months ended September 30, 2018 and 2017.

(2)	"Premiums ceded" includes $(0.1) million and $0 million of unaffiliated activity for both the three and nine months ended September 30, 2018 and 2017, respectively.

(3)
"Policy charges and fee income ceded" includes $(8) million and $(4) million of unaffiliated activity for the three months ended September 30, 2018 and 2017, respectively, and $(14) million and $(5) million for the nine months ended September 30, 2018 and 2017, respectively.

(4)
"Other income assumed" includes $(0.1) million and $0 million of unaffiliated activity for the three months ended September 30, 2018 and 2017, respectively, and $(0.1) million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

(5)
“Realized investment gains (losses), net ceded” includes $(33) million and $(49) million of unaffiliated activity for the three months ended September 30, 2018 and 2017, respectively, and $(81) million and $(26) million for the nine months ended September 30, 2018 and 2017, respectively.

(6)
"Policyholders' benefits (including change in reserves) assumed" includes $0.1 million and $0 million of unaffiliated activity for the three months ended September 30, 2018 and 2017, respectively, and $0 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(7)
"Policyholders' benefits (including change in reserves) ceded" includes $(4) million and $(1) million of unaffiliated activity for the three months ended September 30, 2018 and 2017, respectively, and $(8) million and $5 million for the nine months ended September 30, 2018 and 2017, respectively.

(8)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior periods revisions have also been reflected in the Unaudited Interim Consolidated Financial Statements. See Note 11 for a more detailed description of the revision.

The gross and net amounts of life insurance face amount in force as of September 30, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Direct gross life insurance face amount in force	$922,386,427	$868,069,034
Assumed gross life insurance face amount in force	41,088,914	42,061,830
Reinsurance ceded	(889,021,800)	(844,683,670)
Net life insurance face amount in force	$74,453,541	$65,447,194

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

PALAC

Effective April 1, 2016, the Company entered into a reinsurance agreement with PALAC to reinsure its variable annuity base contracts, along with the living benefit guarantees, excluding business reinsured externally and the PLNJ business, which was reinsured to Prudential Insurance. See Note 1 for additional information related to the Variable Annuities Recapture.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiaries, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier Retirement Variable Annuity, to Union Hamilton. During that time period, the Company ceded approximately $2.9 billion of new rider premiums to Union Hamilton under this agreement. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2018, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2018 and 2017, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(12,379)	(254,515)	(266,894)
Amounts reclassified from AOCI	0	(5,268)	(5,268)
Income tax benefit (expense)	2,599	54,557	57,156
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,499	30,449
Balance, September 30, 2018	$(10,064)	$(10,686)	$(20,750)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	224	147,980	148,204
Amounts reclassified from AOCI	0	(28,669)	(28,669)
Income tax benefit (expense)	(78)	(41,759)	(41,837)
Balance, September 30, 2017	$(256)	$148,929	$148,673

(1)
Includes cash flow hedges of $(8) million and $(18) million as of September 30, 2018 and December 31, 2017, respectively, and $1 million and $41 million as of September 30, 2017 and December 31, 2016, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$2,682	$(2,962)	$10,443	$(2,175)
Net unrealized investment gains (losses) on available-for-sale securities(4)	(1,048)	31,556	(5,175)	30,844
Total net unrealized investment gains (losses)	1,634	28,594	5,268	28,669
Total reclassifications for the period	$1,634	$28,594	$5,268	$28,669

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs, future policy benefits, policyholders’ account balances and other liabilities.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$1,609	$(99)	$22	$(682)	$850
Net investment gains (losses) on investments arising during the period	(1,614)	0	0	339	(1,275)
Reclassification adjustment for (gains) losses included in net income	(175)	0	0	37	(138)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(128)	0	0	0	(128)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(183)	0	38	(145)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	206	(43)	163
Balance, September 30, 2018	$(308)	$(282)	$228	$(311)	$(673)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$272,809	$1,832	$(28,998)	$(80,913)	$164,730
Net investment gains (losses) on investments arising during the period	(278,583)	0	0	58,504	(220,079)
Reclassification adjustment for (gains) losses included in net income	(5,093)	0	0	1,070	(4,023)
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	128	0	0	0	128
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(49,664)	0	10,431	(39,233)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	75,323	(15,819)	59,504
Cumulative effect of adoption of ASU 2016-01	(2,368)	0	0	829	(1,539)
Cumulative effect of adoption of ASU 2018-02	0	0	0	30,499	30,499
Balance, September 30, 2018	$(13,107)	$(47,832)	$46,325	$4,601	$(10,013)

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $1 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. The expense charged to the Company for the deferred compensation program was $1 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $6 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $5 million and $6 million for the three months ended September 30, 2018 and 2017, respectively, and $17 million and $19 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $7 million for both the three months ended September 30, 2018 and 2017, and $21 million for both the nine months ended September 30, 2018 and 2017.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $3 million for the three months ended September 30, 2018 and 2017, respectively, and $7 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $191 million and $150 million for the three months ended September 30, 2018 and 2017, respectively, and $554 million and $465 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $17 million for both the three months ended September 30, 2018 and 2017, and $54 million and $49 million for the nine months ended September 30, 2018 and 2017, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,884 million at September 30, 2018 and $3,688 million at December 31, 2017. Fees related to these COLI policies were $11 million for both the three months ended September 30, 2018 and 2017 and $34 million for both the nine months ended September 30, 2018 and 2017. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and $10 million and $11 million for the nine months ended September 30, 2018 and 2017, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $95 million and $79 million as of September 30, 2018 and December 31, 2017, respectively. "Net investment income" related to these ventures includes a gain of $2 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and a gain of $4 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $85 million and $82 million for the three months ended September 30, 2018 and 2017, respectively, and $252 million and $239 million for the nine months ended September 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and $7 million and $11 million for the nine months ended September 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2018 and December 31, 2017 were as follows:

	Maturity Dates			Interest Rates			September 30, 2018	December 31, 2017
							(in thousands)
U.S. dollar floating rate notes			2028	3.74%	-	3.83%	$6,507	$6,551
U.S. dollar fixed rate notes	2022	-	2027	0.00%	-	14.85%	120,674	126,020
Total long-term notes receivable - affiliated(1)							$127,181	$132,571

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.9 million and $1 million at September 30, 2018 and December 31, 2017, respectively, and is included in “Other assets”. Revenues related to these assets were $1 million for both the three months ended September 30, 2018 and 2017, and $4 million for both the nine months ended September 30, 2018 and 2017, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	January 2017	Purchase	Fixed Maturities & Short-Term Investments	$29	$29	$0	$0
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293	$0
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584	$0
UPARC	September 2017	Transfer In	Other Invested Assets	$37,354	$37,354	$0	$0
GUL Re	September 2017	Transfer Out	Other Invested Assets	$72,354	$72,354	$0	$0
GUL Re	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$1,254,457	$1,195,697	$0	$58,760
Prudential Financial	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
Prudential Financial	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
UPARC	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$417,067	$385,459	$0	$31,608
UPARC	September 2017	Transfer In	Trading Account Assets	$6,225	$5,002	$0	$1,223
GUL Re	September 2017	Transfer Out	Trading Account Assets	$6,225	$5,002	$0	$1,223
UPARC	September 2017	Purchase	Other Invested Assets - Derivatives	$20,685	$20,685	$0	$0
UPARC	November 2017	Purchase	Fixed Maturities & Short-Term Investments	$41,250	$34,332	$0	$6,919
Prudential Insurance	December 2017	Sale	Commercial Mortgages	$106,199	$105,191	$655	$0
DART	January 2018	Purchase	Other Invested Assets	$21,457	$21,457	$0	$0
PALAC	April 2018	Purchase	Fixed Maturities	$64,313	$64,313	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$87,486	$87,486	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$37,921	$37,921	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term debt to affiliates as of September 30, 2018 and December 31, 2017.

Affiliate	Date Issued	Amount of Notes - September 30, 2018	Amount of Notes - December 31, 2017	Interest Rate	Date of Maturity
		(in thousands)
Prudential Funding, LLC	9/28/2018	$1,744	$0	0.23%	10/1/2018
Total Loans Payable to Affiliates		$1,744	$0

The total interest expense to the Company related to loans payable to affiliates was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively and $0.6 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Contributed Capital and Dividends

In March 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance. In March 2017 and July 2017, the Company received capital contributions in the amounts of $5 million and $149 million, respectively, from Prudential Insurance.

Through September 30, 2018, the Company did not pay any dividends. In December of 2017, the Company paid a dividend in the amount of $250 million to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial loans. As of September 30, 2018 and December 31, 2017, the outstanding balances on these commitments were $7 million and $15 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2018 and December 31, 2017, $225 million and $196 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigation and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Wells Fargo MyTerm Sales
In November 2018, the Company and Wells Fargo resolved the Company’s claims emanating from the MyTerm distribution agreement.
Behfarin v. Pruco Life
In September 2018, plaintiff filed a motion for class certification.
Escheatment Litigation
State of West Virginia ex. Rel. John D. Perdue v. Pruco Life
In September 2018, the case was dismissed with prejudice. This matter is now closed.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities Lending and Foreign Tax Reclaim Matter

In 2016, Prudential Financial self-reported to the SEC and the U.S. Department of Labor ("DOL"), and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments due to a long-standing restriction benefiting Prudential Financial that limited the availability of loanable securities. Prudential Financial has removed the restriction and implemented a remediation plan for the benefit of customers. As part of Prudential Financial’s review of this matter, in 2018 it further self-reported to the SEC, and notified other regulators, that in some cases it failed to timely process foreign tax reclaims for the separate account investments. Prudential Financial has corrected the foreign tax reclaim process and is implementing a remediation plan for the benefit of customers.

The DOL’s review of the securities lending matter is closed. Prudential Financial is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of the securities lending matter that would potentially involve charges under the Investment Advisers Act and financial remedies. Prudential Financial cannot predict the outcome of the discussions with the SEC regarding the foreign tax reclaim matter or the possible settlement of the securities lending matter.

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

Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC SAB No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements as of and for the three and nine months ended September 30, 2017 and also for the year ended December 31, 2017, which are presented herein, have been revised. Similarly, impacted prior periods presented within the Annual Report on Form 10-K for the year ended December 31, 2018 will be revised.

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Financial Position

	December 31, 2017
	As Previously Reported	Revision	As Revised
	(in thousands)
ASSETS
Reinsurance recoverables	$32,555,500	$(34,236)	$32,521,264
TOTAL ASSETS	172,459,576	(34,236)	172,425,340
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$18,593,130	$(31,580)	$18,561,550
Income taxes	32,440	3,883	36,323
Other liabilities	1,060,123	(21,151)	1,038,972
TOTAL LIABILITIES	169,638,940	(48,848)	169,590,092
EQUITY
Retained earnings	1,511,698	14,612	1,526,310
TOTAL EQUITY	2,820,636	14,612	2,835,248
TOTAL LIABILITIES AND EQUITY	172,459,576	(34,236)	172,425,340

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$126,709	$2,396	$129,105	$122,186	$18,754	$140,940
TOTAL REVENUES	(24,256)	2,396	(21,860)	457,424	18,754	476,178
BENEFITS AND EXPENSES
Policyholders' benefits	54,637	307	54,944	(77,893)	19,658	(58,235)
TOTAL BENEFITS AND EXPENSES	193,689	307	193,996	315,745	19,658	335,403
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(217,945)	2,089	(215,856)	141,679	(904)	140,775
Income tax expense (benefit)	(39,449)	789	(38,660)	(69,061)	(37)	(69,098)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(178,496)	1,300	(177,196)	210,740	(867)	209,873
NET INCOME (LOSS)	(178,496)	1,300	(177,196)	210,740	(867)	209,873
COMPREHENSIVE INCOME (LOSS)	(184,951)	1,300	(183,651)	288,438	(867)	287,571

Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2017	$1,511,698	$14,612	$1,526,310	$2,820,636	$14,612	$2,835,248

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2016	$1,437,266	$11,251	$1,448,517	$2,496,803	$11,251	$2,508,054
Comprehensive income (loss):
Net income (loss)	210,740	(867)	209,873	210,740	(867)	209,873
Total comprehensive income (loss)				288,438	(867)	287,571
Balance, September 30, 2017	1,648,006	10,384	1,658,390	2,939,616	10,384	2,950,000

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2017
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$210,740	$(867)	$209,873
Future policy benefits	1,466,123	(10,705)	1,455,418
Reinsurance recoverables	(1,594,691)	30,362	(1,564,329)
Income taxes	53,508	(36)	53,472
Other, net	109,283	(18,754)	90,529
Cash flows from (used in) operating activities	85,494	0	85,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2018, compared with December 31, 2017, and its consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

Regulation as a Designated Financial Company

In October 2018, the Financial Stability Oversight Council rescinded the designation of Prudential Financial as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result, Prudential Financial is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. Prudential Financial remains subject to comprehensive regulation and supervision as described under “Business—Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2017, and the New Jersey Department of Banking and Insurance will continue to act as its group-wide supervisor.

Fiduciary Rules and other Standards of Care

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision became effective in June 2018.

In April 2018, the Securities and Exchange Commission (“SEC”) proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to sales of certain of our products and to our affiliated Prudential Advisors distribution system.

In July 2018, the New York Department of Financial Services issued an amendment to its suitability regulations which will impose a best-interest standard on the sale of annuity and life insurance products in New York. In addition, in October 2018 the New Jersey Bureau of Securities issued proposed regulations that would impose a fiduciary standard on all New Jersey investment professionals, and other state regulators and legislatures have adopted or are considering adopting best interest standards.

Given the uncertainty as to the standards that will ultimately apply to our businesses, we cannot predict the impact of these new laws and proposals.

State Insurance Exam

In June 2018, the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

Risk-Based Capital

In June 2018, the Capital Adequacy Task Force of the National Association of Insurance Commissioners (“NAIC”) approved revisions to the NAIC’s risk-based capital (“RBC”) framework in respect of the Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”). The revisions will apply to our RBC ratio as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratio, see "Liquidity and Capital Resources—Capital."

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. However, more recently market interest rates have begun to climb in conjunction with a series of Federal Reserve decisions to raise interest rates in response to a strengthening economy. While market conditions and events make uncertain the timing, amount and impact of any further monetary policy decisions by the Federal Reserve, a trend of rising interest rates may enhance our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may approach or exceed the overall portfolio yield.
For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenues and Expenses

The Company earns revenues principally from insurance premiums, mortality and expense fees, asset administration fees from insurance and investment products, and from net investment income on the investment of general account and other funds. The Company receives premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products sold and interest credited on general account liabilities.

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
The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on a notional value representing the highest daily account value plus a compounded deferral credit for a period of time. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits. An optional enhanced death benefit called Legacy Protection Plus is available only at time of purchase and not in combination with any other benefit options. Under the Legacy Protection Plus benefit, we maintain a separate death benefit amount based on the contract holder's purchase payments subject to annual roll-up increases at a preset rate until certain events occur.
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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 67% of our net individual life insurance in force at September 30, 2018, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 17% of our net individual life insurance in force at September 30, 2018, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns based on an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 12% of our net individual life insurance in force at September 30, 2018, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 4% of our net individual life insurance in force at September 30, 2018. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

Market Performance - Equity and Interest Assumptions

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

Furthermore, the calculation of the estimated liability for future policy benefits related to certain insurance products includes an estimate of associated revenues and expenses that are dependent on both historical market performance as well as estimates of market performance in the future. Similar to DAC and other costs described above, these liabilities are subject to quarterly adjustments for experience including market performance, in addition to annual adjustments resulting from our annual reviews of assumptions.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2018, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.9% near-term mean reversion equity expected rate of return.

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

Adoption of New Accounting Pronouncements

On August 15, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. See Note 2 to our Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

September 30, 2018 versus December 31, 2017

Total assets increased $0.2 billion, from $172.4 billion at December 31, 2017 to $172.6 billion at September 30, 2018. Significant components were:

•	Separate account assets increased $0.9 billion, primarily driven by favorable market performance partially offset by policy charges and net outflows; and

•
Total investments and cash and cash equivalents increased $0.3 billion primarily driven by universal, term and variable life business growth partially offset by unrealized investment losses due to rising rates;

Partially offset by:

•
Reinsurance recoverables decrease of $1.1 billion, primarily related to the annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments driven by rising rates, favorable equity markets and credit spread widening, partially offset by an increase in reinsurance recoverables related to universal and term life business growth.

Total liabilities increased $0.3 billion, from $169.6 billion at December 31, 2017 to $169.9 billion at September 30, 2018. Significant components were:

•	Policyholders’ account balances increased $1.6 billion, primarily driven by universal life business growth; and

•	Separate account liabilities increased $0.9 billion, corresponding to the increase in separate account assets described above;

Partially offset by:

•	Future policy benefits decrease of $2.1 billion, primarily related to the variable annuity living benefit liabilities, partially offset by term and universal life business growth, as discussed above.

Total equity decreased $0.1 billion, from $2.8 billion at December 31, 2017 to $2.7 billion at September 30, 2018, primarily driven by accumulated other comprehensive income which decreased by $186 million driven by unrealized investment losses due to rising rates.

Results of Operations

Income (loss) from Operations before Income Taxes

2018 to 2017 Three Months Comparison

Income (loss) from operations before income taxes increased $233 million from a loss of $216 million in the third quarter of 2017 to $17 million in the third quarter of 2018. This was primarily driven by an increase in realized investment gains (losses), net, of $226 million driven by the absence of a $247 million loss as a result of the recapture of risks related to no-lapse guarantees in the third quarter of 2017 that were previously reinsured to UPARC and subsequent coinsurance of all risks to GUL Re.

2018 to 2017 Nine Months Comparison

Income (loss) from operations before income taxes decreased $92 million from $141 million for the first nine months of 2017 to $49 million for the first nine months of 2018. This was primarily driven by a decrease in realized investment gains (losses), net, of $104 million driven by the absence of gains on the embedded derivative with UPARC in the prior year, an increase in general, administrative, and other expenses of $50 million driven by unfavorable impact from deferred reinsurance activity and a higher commission and expense allowance ceded in the annuity business. This was partially offset by a $89 million decrease in policyholders' benefits excluding the impact of assumption updates primarily reflecting lower reserves as a result of the recapture of the no-lapse guarantee risk from UPARC and subsequent coinsurance of all risks to GUL Re and $31 million of favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, mainly driven by favorable impacts related to mortality and investment assumption updates in the individual life business.

Revenues, Benefits and Expenses

2018 to 2017 Three Months Comparison

Revenues increased $205 million from a loss of $22 million in the third quarter of 2017 to income of $183 million in the third quarter of 2018 primarily driven by the increase of $226 million in total realized investment gains (losses), net, primarily driven by the absence of realized investment losses as a result of the recapture of risks related to no-lapse guarantees previously reinsured to UPARC and subsequent coinsurance of all risks to GUL Re, as discussed above. Partially offsetting this was a decrease of $22 million in policy charges and fees reflecting the increase of cost of reinsurance charges.

Benefits and expenses decreased $27 million from $194 million in the third quarter of 2017 to $167 million in the third quarter of 2018 primarily driven by a $45 million decrease in policyholders' benefits primarily reflecting lower reserves as a result of the increase in the cost of reinsurance for GMDB recoverables and the recapture of no-lapse guarantee risk from UPARC and subsequent coinsurance of all risks to GUL Re. This was partially offset by a $16 million increase in general, administrative, and other expenses primarily driven by a higher commission and expense allowance ceded in the annuities business.

2018 to 2017 Nine Months Comparison

Revenues increased $144 million from $476 million for the first nine months of 2017 to $620 million for the first nine months of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements and revision, as discussed above, revenues decreased $163 million, primarily driven by a decrease of $104 million in total realized investment gains (losses), net, primarily driven by the absence of realized investment gains on the embedded derivative with UPARC, as discussed above.

Further, excluding the impact of such reviews and updates, there was a decrease of $43 million in policy charges and fees reflecting the increase of cost of reinsurance charges.

Benefits and expenses increased $236 million from $335 million in the third quarter of 2017 to $571 million in the third quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements and revision, as discussed above, benefits and expenses decreased $40 million primarily driven by an $89 million decrease in policyholders' benefits primarily reflecting lower reserves as a result of the increase in the cost of reinsurance for GMDB recoverable and the recapture of no-lapse guarantee risk from UPARC and subsequent coinsurance of all risks to GUL Re. This is partially offset by a $50 million increase in general, administrative, and other expenses primarily driven by deferred reinsurance activity and higher commission and expense allowances ceded in the annuities business.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with individual annuity products; (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to help reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
External Reinsurance
As of September 30, 2018, $3.2 billion of HDI v3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new HDI v3.0 business issued between April 1, 2015 and December 31, 2016. HDI v3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v3.0 optional living benefits subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from available sources of funds are sufficient to satisfy the current liquidity requirements of Prudential Insurance, Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization under various stress scenarios.

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see "Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Developments" within this Form 10-Q.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2018 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our RBC ratios as of December 31, 2018. The reduction of the corporate tax rate under the Tax Act of 2017 has the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. The Company expects to have the necessary resources to maintain its “AA” ratings targets under this proposed RBC framework.

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

Capital Protection Framework

Prudential Financial and the Company employ a "Capital Protection Framework" ("Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses.

The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization under a range of potential stress scenarios.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2018 and December 31, 2017 the Company had liquid assets of $5,571 million and $5,517 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $256 million and $214 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, $4,882 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

Term and Universal Life Reserve Financing

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

Our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2018, our affiliated captive reinsurance companies had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $10,619 million was outstanding, as compared to an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as of December 31, 2017. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, our affiliated captive reinsurance companies also had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.8 billion relates to Guideline AXXX reserves, all of which was issued by Prudential Financial. In addition, as of September 30, 2018, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
The NAIC’s actuarial guideline known as “AG 48” requires our affiliated captive reinsurance companies to hold cash and rated securities in greater amounts than previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement from the inception of AG 48 through December 31, 2017, was approximately $1.8 billion, which was funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe our affiliated captive reinsurance companies have sufficient internal and affiliated resources to satisfy the additional asset requirement.
The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. Notably, the Company adopted principle-based reserving for its guaranteed universal life products and introduced updated versions of these products in 2017. The updated guaranteed universal life products support the principle-based statutory reserve level without the need for financing through captive reinsurance. The Company is continuing to assess the impact of principle-based reserving on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2018