Form 10-K
period 2018-12-31
PRUCO LIFE INSURANCE CO
filed 2019-03-07
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of the Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 7, 2019, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2019, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2018.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (I) (1) (a) and (b) on Form 10-K
and is therefore filing this Form with reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

Part 1
Item 1. Business
Overview
Pruco Life Insurance Company (the “Company”, “Pruco Life”, “we”, or “our”) is a wholly-owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”), which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). See Note 1 to the Consolidated Financial Statements for additional information.
Pruco Life has one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey (“PLNJ”), and had one indirect subsidiary formed in 2009 for the purpose of holding certain commercial loan and other investments, which ceased operations and was dissolved as of December 31, 2018. Pruco Life and its subsidiary are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.
PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only.
On January 2, 2013, Prudential Insurance acquired the individual life insurance business of The Hartford Financial Services Group, Inc. through a reinsurance transaction. In connection with this transaction, Prudential Insurance retroceded to the Company the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”) with account values of approximately $4 billion as of January 2, 2013. The Company has reinsured more than 79,000 GUL policies with a net retained face amount in force of approximately $30 billion. The Company then retroceded all of the GUL policies to an affiliated captive reinsurance company. Collectively, these transactions do not have a material impact on equity, as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), or the statutory capital and surplus of the Company. See Note 9 to the Consolidated Financial Statements for additional information.
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

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Products
Annuities
We offer a variety of products that serve different retirement needs and goals.
Variable Annuities
•
The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit.
•
Prudential Defined Income® (“PDI”) Variable Annuity, on a tax deferred basis, provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to purchase payment(s) paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have a highest daily benefit feature as discussed above.
•
Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•
Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus (“LPP”) provides an optional enhanced death benefit based on the purchase payments rolling up at a preset rate on an annual basis until certain events occur, such as the death of the first owner (or annuitant if entity-owned) or the roll-up cap is reached. LPP cannot be elected together with any of the other optional living or death benefits we offer.

Life Insurance
We offer a variety of products that serve different protection needs and goals.
Term Life - coverage for a specified number of years with a guaranteed tax-advantaged death benefit
•
Most of our term life policies offer an income tax-free death benefit, guaranteed premiums that will stay the same during the level-premium period and access to the death benefit while the policyholder is still alive to help them if they become terminally ill.
•
Most of our term life policies offer a conversion option that allows the policyholder to convert the policy into a permanent policy that can potentially cover the insured for life.

Variable Life - permanent coverage for life with potential to accumulate policy cash value based on underlying investment options
•
Our variable life policies offer flexibility in how much and when the policyholder pays premiums and the potential to accumulate cash value through a choice of over 50 underlying investment options or a fixed rate option.
•
We offer three types of variable life policies that, in addition to the death benefit, are tailored to prioritize different goals such as protection with moderate risk, growth with higher risk or legacy giving.

Universal Life - permanent coverage for life with the potential to accumulate policy cash value

•
Our universal life policies offer flexibility in how much and when the policyholder pays premiums and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company subject to contractual minimums.
•
Guaranteed universal life policies provide a guarantee that the policy will remain in force when it would otherwise lapse due to insufficient cash value.
•
Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the S&P 500® - index performance over a 1-year period subject to certain participation rates and contractual minimums/maximums.

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•
Third-party broker-dealers
•
Banks and wirehouses
•
Independent financial planners
•
Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization
We primarily distribute our individual life products through the following two channels:

•
Third-party distribution
◦
Independent brokers
◦
Banks and wirehouses
◦
General agencies and producer groups
•
Prudential Advisors
◦
Prudential’s proprietary nationwide sales organization that distributes Prudential life insurance, annuities and investment products with proprietary and non-proprietary investment options as well as select insurance and investment products from other carriers.
◦
Offers certain retail brokerage and retail investment advisory services (through Prudential Insurance's dually registered broker-dealer and investment advisor, Pruco Securities, LLC) including brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services.
◦
Continues to execute a solutions-oriented business model centered around client relationships, while strengthening and driving Prudential’s brand promise across the country.
◦
Prudential Insurance pays Prudential Advisors a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement.

Underwriting and Pricing
Our revenues primarily come in the form of:
•
Fee income from asset management fees, as well as service fees, representing administrative service and distribution fees from many of our proprietary and non-proprietary mutual funds. The asset management fees are determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity and variable universal life products (net of sub-advisory expenses related to non-proprietary sub-advisors).
•
Policy charges and fee income representing mortality, expense and other fees for various insurance-related options and features based on asset-based fees of the separate accounts, account value, premium, or guaranteed value, as applicable.
•
Investment income (which contributes to the net spread over interest credited on certain of our products and related expenses).
•
Premiums that are fixed or flexible in accordance with the terms of the policies.
Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on:
•
An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•
Assumptions regarding investment returns and contractholder behavior, including persistency (the probability that a contract will remain in force), benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.
•
Our life-related product assumptions on mortality and morbidity, persistency, interest rates, expenses, premium payment patterns, separate account fund performance, product generated tax deductions, as well as the level, cost and availability of financing for certain statutory reserves.

Competition
                                                                                                 In our annuity business, we compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities.

In our life insurance business, we compete with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service, including the speed and ease of underwriting, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. We periodically adjust product prices and features based on the market and our strategy, with a goal of managing the business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type.

Seasonality of Key Financial Items

We experience seasonality with respect to certain elements of our business. The following chart summarizes the key areas of seasonality.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Annuities		Impact of annual assumption update (1)		Expenses tend to be highest
Life Insurance	Mortality tends to be unfavorable	Impact of annual assumption update (1)		Sales and expenses tend to be highest
(1) Impact of annual reviews and update of actuarial assumptions and other refinements.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. As an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our variable annuity, term and universal life products. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk to mitigate this exposure.

We have reinsured the majority of our mortality risk in our individual life products. For most inforce policies, as of the end of 2017, the maximum amount of mortality risk we may retain on any policy was generally $100,000. However, in 2017, a new reinsurance strategy was adopted that applies to most new universal life and variable life business.  For the new business, Pruco Life retains the mortality risk not ceded to third-party or affiliated reinsurers, which may be up to $20 million on a single life. See Note 9 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain corporate-owned life insurance policies. See Note 12 to the Consolidated Financial Statements for more information related to these policies.

Regulation
Overview
Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks applicable to our businesses. In particular, in October 2018 the Financial Stability Oversight Council (the “Council”) rescinded Prudential Financial’s designation as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) as discussed below. We cannot predict how current or future initiatives will further impact existing laws, regulations, and regulatory frameworks.
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
The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below under the following section headings:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

◦	Rescission of Designation

◦	Initiatives Regarding Dodd-Frank and Financial Regulation

•	ERISA

•	Fiduciary Rules and other Standards of Care

•	State Insurance Holding Company Regulation

•	Insurance Operations

◦	State Insurance Regulation

◦	Federal and State Securities Regulation Affecting Insurance Operations

•	Derivatives Regulation

•	Privacy and Cybersecurity Regulation

•	Anti-Money Laundering and Anti-Bribery Laws

•	Unclaimed Property Laws

•	Taxation

•	International and Global Regulatory Initiatives
Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2018.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Rescission of Designation
As a result of the Council’s rescission of the Prudential Financial’s Designated Financial Company status, Prudential Financial is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. Accordingly, Prudential Financial will no longer incur FRB supervisory fees or certain consulting and other costs associated with FRB supervision.

The Council maintains the authority to designate entities, including Prudential Financial, for FRB supervision if it determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. Prudential Financial continues to believe it does not meet the standards for designation.
Initiatives Regarding Dodd-Frank and Financial Regulation
In November 2017, the U.S. Department of the Treasury released a report titled "Financial Stability Oversight Council Designations", with recommendations on the Council's standards and processes for the designation and continued designation of Designated Financial Companies. In addition, in October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance"” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.
We cannot predict whether the Treasury reports, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.
ERISA
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
Fiduciary Rules and Other Standards of Care
The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these rules have been revised or reexamined, as described below. We cannot predict whether any proposed or new amendments to the existing regulatory framework will ultimately become applicable to our businesses. Any new standards issued by the U.S. Department of Labor ("DOL"), the Securities and Exchange Commission ("SEC"), the National Association of Insurance Commissioners (“NAIC”) or state regulators may affect our businesses, results of operations, cash flows and financial condition.
DOL Fiduciary Rules
In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts ("IRAs"), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. The rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs prior to the rules being vacated. We cannot predict whether the DOL will issue any new fiduciary rules or what impact they would have on the Company.
SEC Best Interest Regulation
In April 2018, the SEC proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to our individual annuities business and our Prudential Advisors distribution system.

State Standard of Care Regulation
The NAIC has formed an Annuity Suitability Working Group, which is developing proposed revisions to the model suitability rule applicable to the sale of annuities. Amendments to the model rule could ultimately form the basis of amendments to state insurance law suitability rules applicable to our business. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the New York Department of Financial Services ("NY DFS") issued an amendment to its suitability regulations which, will impose a best-interest standard on the sale of annuity and life insurance products in New York. The amendments are scheduled to become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. In addition, in October 2018 the New Jersey Bureau of Securities issued a proposal that would impose a fiduciary standard on all New Jersey investment professionals.
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
Change of Control
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
Group-Wide Supervision
NJDOBI acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups ("IAIGs"). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.
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
Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•
Group Capital Calculation. The NAIC has formed a working group to develop a U.S. group capital calculation using a risk-based capital ("RBC") aggregation methodology. In constructing the calculation, the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”). The working group plans to develop a proposed calculation and begin field testing in 2019.

•
Macroprudential Framework. The NAIC has established a new initiative to develop a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity, reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration.

•
Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In June 2018, AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on Prudential Financial.
Insurance Operations
State Insurance Regulation
State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: (1) licensing to transact business; (2) licensing agents; (3) admittance of assets to statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms; (6) regulating unfair trade and claims practices; (7) establishing reserve requirements and solvency standards; (8) fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulating the type, amounts and valuations of investments permitted; (10) regulating reinsurance transactions, including the role of captive reinsurers; and (11) other matters.
State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business in accordance with accounting practices and procedures prescribed or permitted by these departments. The Company’s operations and accounts are subject to examination by those departments at any time.
Financial Regulation
Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 12 to the Consolidated Financial Statements for a discussion of dividend restrictions.
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
Areas of the RBC framework that have been subject to reexamination or revision include the following:

•
Tax Act Changes. In June 2018, the NAIC’s Capital Adequacy Task Force approved revisions to the RBC framework in respect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”). The revisions apply to our RBC ratios as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Insurance Regulatory Capital".

•
Bond Factors. The NAIC’s Investment Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets including expanding for RBC purposes, the current NAIC designations from six to twenty.

•
Longevity/Mortality Risk. The NAIC’s Longevity Risk Subgroup of the Life Insurance and Annuities Committee and Financial Condition Committee is developing recommendations to recognize longevity risk in statutory reserves and/or risk-based capital related to annuities. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•
Operational Risk. In 2018 the NAIC adopted operational risk charges that will be effective for year-end 2018 RBC formulas and is continuing to consider whether to add an explicit growth risk charge to the RBC formula. The operational risk charges are not expected to materially impact our 2018 RBC ratios given that we expect to hold statutory capital consistent with or in excess of the thresholds established through these new charges.

Due to the ongoing nature of the NAIC’s activities regarding RBC, we cannot determine the ultimate timing of the proposed changes or their impact on RBC or on our financial position.
Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.
The reserving framework for certain of our products has undergone reexamination and revision in recent years, including in the following areas:

•
Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principle-based reserving approach has a three-year phase-in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, but must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principle-based reserving will not affect reserves for policies in force prior to January 1, 2017.

The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. Notably, the Company adopted principle-based reserving for its guaranteed universal life products and introduced updated versions of these products in 2017. The guaranteed universal life updated products support the principle-based statutory reserve level without the need for financing through captive reinsurance under Actuarial Guideline No. 48 ("AG 48") or its successor, the Credit for Reinsurance Model Law and the Term and Universal Life Insurance Reserving Financing Model Regulation. AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be cash and rated securities, and the portion that may be financed or supported by other assets. The Company is continuing to assess the impact of principle-based reserving on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings, such as term and variable life insurance.

•
Variable Annuities Framework for Change. In 2018, the NAIC adopted a framework for proposed revisions to the current Actuarial Guideline No. 43 (“AG 43”) and RBC “C-3 Phase II” system applicable to variable annuities reserve and capital requirements. Proposed changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) reforming standard scenarios for AG 43 and C3 Phase II; (iii) revising asset admissibility for derivatives and deferred tax assets; and (iv) standardizing capital market assumptions and aligning total asset requirements and reserves. The NAIC will seek to implement the revised framework in 2019 with a January 1, 2020 targeted effective date and an optional three-year phase-in. The Company does not expect material impacts to target capital levels from the revised framework.

During 2016, we recaptured the risks related to our variable annuities living benefit riders and certain retirement products that were previously reinsured to our captive reinsurance company in a series of transactions we collectively refer to as the “Variable Annuities Recapture.” While we completed the Variable Annuities Recapture in advance of definitive guidance from the NAIC's Variable Annuity Issues Working Group, we believe the Variable Annuities Recapture is reasonably aligned with the key concept changes planned under the framework. For additional information on the Variable Annuities Recapture, see Item 1. “Business" above.

•
New York Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding PLNJ's reserving methodologies for certain life insurance products, PLNJ holds additional statutory reserves on a New York basis, which reduces PLNJ's New York statutory surplus. PLNJ is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, its state of domicile, and therefore do not impact PLNJ's RBC ratio; however, the agreed reserve methodology may require PLNJ to hold additional New York statutory reserves in the future. If PLNJ were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, PLNJ's ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

Captive Reinsurance Companies.
We have used captive reinsurance affiliates to finance the portion of the statutory reserves for term and universal life policies that we consider to be non-economic. If we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory changes or otherwise, this could require us to increase prices, reduce our sales of certain life products, or modify certain products, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Financing Activities-Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing.
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
Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the European Union’s General Data Protection Regulation ("GDPR"), which became effective in May 2018, confers additional privacy rights on individuals in the European Union and establishes penalties for violations. In addition, in the United States the Federal government has proposed a number of laws similar to the GDPR and California has enacted broad legislation effective in 2020 which is similar in many ways to the GDPR.
In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. New York implemented a similar law in March 2017 and other states have either implemented the model law or are anticipated to implement it in the near future.
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
Unclaimed Property Laws
We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 14 to the Consolidated Financial Statements.

Taxation
U.S. Taxation
Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction ("DRD"), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.
The Tax Act of 2017 was enacted into law on December 22, 2017 and was generally effective starting in 2018. The Tax Act of 2017 changes the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company are: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; and (3) an increased capitalization and amortization period for acquisition costs related to certain products.
During 2018 the Treasury Department and the Internal Revenue Service (“IRS”) promulgated Proposed Regulations on a number of provisions within or impacted by the Tax Act of 2017. The Treasury and IRS have requested comments on the Proposed Regulations. Our analysis of these Proposed Regulations is on-going and further guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.
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
The products we sell have different tax characteristics and in some cases generate tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on our investments supporting separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.
The profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.
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

In July 2013, Prudential Financial along with eight other global insurers, was designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Similar assessments were performed and subsequent G-SII designation lists were issued annually through November 2016. Prudential Financial remained designated as a G-SII throughout this period. In November 2017, the FSB announced that the list of G-SIIs identified in 2016 would stand until November 2018, at which point it would assess the progress made by the IAIS’ on the development of an Activities-Based Approach (“ABA”) to assessing and managing potential systemic risk in the insurance sector. Over the course of 2018, the IAIS’ work to develop an ABA evolved into the development of a Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). Key elements of the Holistic Framework include enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning as well as the continuation of annual data collection and monitoring by the IAIS. The IAIS will finalize the Holistic Framework in 2019 for implementation in 2020. In November 2018, the FSB announced that it would not engage in an identification of G-SIIs based on progress made on the development of the Holistic Framework and that it will assess an IAIS recommendation to suspend G-SII identification from 2020 in November 2019. The FSB further announced that it will review the need to either discontinue or re-establish the annual identification of G-SIIs in November 2022.
In addition to its work on assessing and managing potential systemic risk, the IAIS is developing the Common Framework for the Supervision of Internationally Active Insurance Groups ("ComFrame"). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame are being developed iteratively through a series of public consultations and are scheduled to be adopted by the IAIS in November 2019. The ICS, which is the capital adequacy component of ComFrame, is also being developed iteratively through both a series of public consultations and voluntary field tests. In November 2017, the IAIS announced an agreement among its members on the development and implementation of the ICS. Terms of the agreement include: adoption of the ICS by the IAIS in November 2019; a five-year monitoring phase beginning in 2020 during which IAIGs are to report ICS results to their group supervisory authorities; and implementation of the ICS at the jurisdictional level in 2025.
As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the ICS and proposed policy measures within the Holistic Framework. However, if the policy measures were adopted by either Prudential Financial's group supervisor or supervisors of Prudential Financial's international operations or companies, Prudential Financial could become subject to these standards. Adoption of IAIS policy measures could impact the manner in which Prudential Financial deploys its capital, structures and manages its businesses, and otherwise operates both within the U.S. and abroad. The possibility of inconsistent and conflicting regulation of the Prudential Financial at the group level and the subsidiary level also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
Employees
The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 13 to the Consolidated Financial Statements.
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
Overview
The Company's risk management framework documents the definition, potential manifestation, and management of its risks. The Company has categorized its risks into tactical and strategic risks. Tactical risks may cause damage to the Company, and the Company seeks to manage and mitigate them through models, metrics and the overall risk framework. The Company’s tactical risks include investment, insurance, market, liquidity, and operational risk. Strategic risks can cause the Company’s fundamental business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory, technological changes and other external factors. These risks, as well as the sub-risks that may impact the Company, are discussed below.

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
Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets for which price transparency is more opaque include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower than expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.
Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our best estimate insurance assumptions, including mortality and policyholder behavior assumptions. We provide a variety of insurance products that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies and Pronouncements-Application of Critical Accounting Estimates-Insurance Liabilities.”

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•
Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers), concentrations of employees or significant operations, and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•
Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that can emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

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

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected. Policyholder behavior risk includes the following components:

•
Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

•
Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long-term as the excess outflow is paid over time.

Our ability to reprice products is limited, and may not compensate for deviations from our expected insurance assumptions.
Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.
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
Our investments, results of operations and financial condition may also be adversely affected by developments in the global economy and in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy, and adverse political developments). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.
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
Our exposure to interest rates can manifest over years as in the case of earnings compression or in the short term by creating volatility in both earnings and capital. For example, some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under contracts and the rate of return we are able to earn on our general account investments supporting these contracts. When interest rates decline or remain low, as they have in recent years, we must invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.
Alternatively, when interest rates rise, we may not be able to replace the assets in our general account with the higher-yielding assets as quickly as needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress.

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our liability and surplus benchmarks; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could turn out to be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.
Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products and to a lesser extent certain individual life products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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
Liquidity Risk
As a financial services company, we are exposed to liquidity risk, which is the risk that the Company is unable to meet near-term obligations as they come due.
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

•
Wholesale funding: We depend upon the financial markets for funding. These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

•
Insurance cash flows: We face potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

For a discussion of the Company's liquidity and sources and uses of liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.”

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
Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 14 to the Consolidated Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 14 to the Consolidated Financial Statements. We may become subject to additional regulatory and legal actions in the future.
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
We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

•
Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks associated with trusted insiders (i.e., employees, consultants, or vendors who are authorized to access the Company’s systems) cannot be fully mitigated using technology or otherwise.

•
Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.

•
In the past, hackers went after credit and debit card data, which is easy to monetize. As credit card security improves, the hackers will look to other sources of monetization, specifically personally identifiable information or using cyber-attacks or the threat of cyber-attacks to extort money from companies. Insurance and retirement services companies are increasingly being targeted by hackers.

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
Third parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the U.S. In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).
Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through our captive/affiliated distribution system and third-party distributing firms. Our captive/affiliated distribution system is made up of large numbers of decentralized sales personnel who are compensated based on commissions.  The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors.  Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs.  While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales risk accountability.
In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. These investigations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. Furthermore, if our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.
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
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business-Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•	Financial sector regulatory reform.

•	Tax laws (including U.S. federal, state, and non-U.S.).

•	Fiduciary rules and other standards of care.

•
Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.

•	Privacy and cybersecurity regulation.
Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 to the Consolidated Financial Statements.

Technological changes may be unsettling to our business model. We believe the following aspects of technological change would significantly impact our business model. There may be other unforeseen changes in technology which may have a significant impact on our business model.

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

•
A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.

•
The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate ("SOFR") which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

•
The changing competitive landscape may adversely affect the Company. In our business we face intense competition from insurance companies and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies have the potential to disrupt industries globally, and many participants have been partially funded by industry players.

•
Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments. We cannot predict the long-term impacts on us from climate change or related regulation.

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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 13 to the Consolidated Financial Statements.
Item 3.  Legal Proceedings
See Note 14 to the Consolidated Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.
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
Overview
The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.
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
Industry Trends
Our business is impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.
Financial and Economic Environment. Interest rates in the U.S. remain lower than historical levels, which may continue to negatively impact our portfolio income yields and our net investment spread results. See “Impact of a Low Interest Rate Environment” below. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Risk Factors”.
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
Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company and the associated risks.
Competitive Environment. See “Business” for a discussion of the competitive environment and the basis on which we compete.

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
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 8 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums or gross profits, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits”. As of December 31, 2018, DAC for our life products was $1.6 billion. There were no DAC and DSI balances as of December 31, 2018 for our annuity products due to a series of reinsurance transactions that the Company entered into on April 1, 2016 with PALAC and Prudential Insurance. See Note 1, Note 6 and Note 8 to the Consolidated Financial Statements for additional information.
Amortization methodologies
Gross Premiums. DAC associated with term life policies is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.

Gross Profits. DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances less ii) benefit claims in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain businesses, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. For variable annuities, U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 9 and Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations”.
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
Annual assumptions review and quarterly adjustments
Annually, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
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
The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity and variable life policies, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity and variable life policies and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.
The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of December 31, 2018, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 7.6% near-term mean reversion equity expected rate of return.

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
Insurance Liabilities
Future Policy Benefits
Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses
We establish reserves for future policy benefits to, or on behalf of, policyholders, using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•
For traditional long-duration and limited payment contracts, such as term life insurance contracts or life contingent payout annuities, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”) unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC or DSI asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.

•
For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, a liability is established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

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
The following paragraphs provide additional details about our reserves:
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
The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 5 to the Consolidated Financial Statements.
The reserves for future policy benefits of our individual life business relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, investment yield and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no lapse guarantees, reserves for future policy benefits are primarily established using the reserving methodology for GMDB and GMIB contracts. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Policyholders’ Account Balances
Unearned Revenue Reserve
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Our unearned revenue reserve (“URR”), also reported as a component of “Policyholders’ account balances”, gross of reinsurance with a partial offset in “Reinsurance recoverables”. The URR balance was $1,457 million as of December 31, 2018. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product's estimated gross profits, similar to DAC and DSI as discussed above.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain assumptions that may be considered reasonably likely to occur. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2018 balances of changes in a single assumption and not changes in any combination of assumptions. Changes in excess of the amounts illustrated may occur in future periods. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided further above. For traditional long-duration and limited payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long duration and limited payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.
The impacts presented within this table exclude the related impacts of our asset liability management strategy which seeks to offset the changes in the balances presented within this table and is primarily comprised of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

	December 31, 2018
	Increase (Decrease) in
	Deferred Policy Acquisition Costs	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances(1)(7)	Net Impact
			(in millions)
Hypothetical change in current
Long-term interest rate(2)
Increase by 25 basis points	$0	$0	$0	$0
Decrease by 25 basis points	$0	$0	$0	$0
Long-Term Equity Expected Rate of Return(3)
Increase by 50 basis points	$0	$(35)	$(35)	$0
Decrease by 50 basis points	$0	$40	$40	$0
NPR Credit Spread(4)
Increase by 50 basis points	$0	$(1,155)	$(1,155)	$0
Decrease by 50 basis points	$0	$1,260	$1,260	$0
Mortality(5)
Increase by 1%	$(5)	$(80)	$(80)	$(5)
Decrease by 1%	$5	$80	$80	$5
Lapse(6)
Increase by 10%	$(10)	$(410)	$(420)	$0
Decrease by 10%	$10	$430	$440	$0

(1)	Includes GMDB/GMIB reserves, embedded derivative liabilities for certain living benefit guaranteed features, and URR.

(2)	De minimis amount representing the impact of a parallel shift in the long-term interest rate yield curve for the Individual Life segment

(3)	Represents the impact of an increase or decrease in the long-term equity expected rate of return.

(4)	Represents the impact of an increase or decrease in the NPR credit spread.

(5)	Represents the impact of an increase or decrease in mortality rates.

(6)	Represents the impact of an increase or decrease in lapse rates.

(7)	Balances are gross of reinsurance.
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
We present at fair value in the Consolidated Statements of Financial Position our debt security investments classified as available-for-sale, investments classified as trading, and certain fixed maturities, equity securities and certain investments within “Other invested assets,” such as derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 5 to the Consolidated Financial Statements.
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss)” (“AOCI”), a separate component of equity. For our investments classified as trading, equity securities, and derivatives, the impact of changes in fair value is recorded within “Other income”. In addition, investments classified as available-for-sale, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording OTTI of fixed maturity securities, see Note 2 to the Consolidated Financial Statements.
Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans, see Note 2 to the Consolidated Financial Statements.
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The dividend received deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate. The DRD is an estimate that incorporates the prior and current year information, as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD. In addition, the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017") modified the methodology for determining the DRD that will likely reduce this tax benefit in future periods.
In December 2017, SEC staff issued “SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allows the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company can recognize provisional amounts when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 10 to the Consolidated Financial Statements for a discussion of provisional amounts related to the Tax Act of 2017 included in “Total income tax expense (benefit) before equity in earnings of operating joint ventures” in 2017 and adjustments to provisional amounts recorded in 2018.

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2018 "Total income tax expense (benefit)" of $1 million.

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
Adoption of New Accounting Pronouncements
On August 15, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
2018 to 2017 Annual Comparison
Total assets decreased $7.7 billion, from $172.4 billion at December 31, 2017 to $164.7 billion at December 31, 2018. Significant components were:

•
Separate account assets decreased $10.6 billion from $129.7 billion at December 31, 2017 to $119.1 billion at December 31, 2018, primarily driven by unfavorable market performance, policy charges and net outflows primarily in the annuities business.

Partially offsetting the decrease in total assets were the following items:

•
Reinsurance recoverables increased $2.2 billion from $32.5 billion at December 31, 2017 to $34.7 billion at December 31, 2018 primarily driven by continued Universal and Term Life business growth and an increase in the annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by unfavorable equity markets partially offset by rising rates and credit spread widening.

•
Total Investments and Cash and cash equivalents increased $0.5 billion from $8.0 billion at December 31, 2017 to $8.5 billion at December 31, 2018, primarily driven by growth in assets supporting Universal, Term and Variable Life business growth, partially offset by unrealized losses on investments due to the rising interest rate environment.

•
Deferred policy acquisition costs increased $0.2 billion primarily driven by capitalization of acquisition costs driven by business growth, partially offset by an increase in ceded DAC to affiliates including the impact from the annual assumption update and other refinements.

Total liabilities decreased $7.7 billion, from $169.6 billion at December 31, 2017 to $161.9 billion at December 31, 2018. Significant components were:

•	Separate account liabilities decreased $10.6 billion, corresponding to the decrease in separate account assets described above.
Partially offsetting the decrease in total liabilities were the following items:

•
Policyholders’ account balances increased $2.0 billion from $20.0 billion at December 31, 2017 to $22.0 billion at December 31, 2018, primarily driven by business growth in Life and Annuities and increased URR driven by market activity, capitalization and the annual assumption update.

•
Future policy benefits increased $0.9 billion from $18.6 billion at December 31, 2017 to $19.5 billion at December 31, 2018, primarily due to Term and Universal life business growth and an increase in the annuity reinsured living benefit liabilities, as discussed above.

Total equity decreased by $0.1 billion from $2.8 billion at December 31, 2017 to $2.7 billion at December 31, 2018, primarily driven by a decrease in accumulated other comprehensive income of $0.2 billion as a result of unrealized losses partially offset by an increase of $0.1 billion from after tax net income.
Results of Operations
Income (loss) from Operations before Income Taxes
2018 to 2017 Annual Comparison.
Income from operations before income taxes decreased approximately $113 million from $171 million in 2017 to $58 million in 2018. This was primarily driven by a decrease in realized investment gains (losses), net, of $87 million driven by the absence of gains on the embedded derivative with Universal Prudential Arizona Reinsurance Company ("UPARC') in the prior year, an increase in general, administrative, and other expenses of $46 million driven by unfavorable impact from deferred reinsurance activity and a lower commission and expense allowance ceded in the annuity business. Also contributing to the decrease was a $49 million decrease in policy charges and fee income driven by an increase in cost of reinsurance charges. This was partially offset by a $31 million favorable comparative net impact from our annual reviews and update of assumptions and other refinements, mainly driven by favorable impacts related to mortality and investment assumption updates in the individual life business.
Revenues, Benefits and Expenses
2018 to 2017 Annual Comparison
Revenues increased $141 million from $688 million in 2017 to $829 million in 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $166 million, primarily driven by a decrease of $87 million in total realized investment gains (losses), net, as discussed above. Further, excluding the impact of such reviews and updates, there was a decrease of $49 million in policy charges and fees as discussed above as well as a decrease of $27 million in net investment income primarily driven by lower average invested assets as a result of the recapture and subsequent coinsurance of risks related to no-lapse guarantees.
Benefits and expenses increased $255 million from $517 million in 2017 to $772 million in 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $20 million primarily driven by an $81 million decrease in policyholders' benefits primarily reflecting lower reserves as a result of the increase in the cost of reinsurance for GMDB recoverable and the recapture of no-lapse guarantee risk from UPARC and subsequent coinsurance of all risks to Gibraltar Universal Life Reinsurance Company. This is partially offset by a $46 million increase in general, administrative, and other expenses primarily driven by deferred reinsurance activity and lower commission and expense allowances ceded in the annuities business.
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
External Reinsurance
As of December 31, 2018, $2.9 billion of HDI v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.
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

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2018 and 35% applicable for the periods prior to 2018, and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$12	$60	$118
Non-taxable investment income	(50)	(157)	(146)
Tax credits	(40)	(30)	(31)
Domestic production activities deduction, net	0	(10)	(9)
Changes in tax law	4	(20)	0
Settlements with taxing authorities	21	0	0
Reported income tax expense (benefit)	$(53)	$(157)	$(68)
Effective tax rate	(91.1)%	(91.5)%	(20.3)%
Effective Tax Rate
The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures." Our effective tax rate for fiscal years 2018, 2017 and 2016 was (91.1)%, (91.5)% and (20.3)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 10 to the Consolidated Financial Statements. The decrease in the effective tax rate from (20.3)% in 2016 to (91.5)% in 2017 was primarily driven by a decrease in pre-tax net income. The decrease in the effective tax rate from (91.5)% in 2017 to (91.1)% in 2018 was primarily driven by a decrease in non-taxable investment income as a result of the reduction in DRD benefit under the Tax Act of 2017.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2018, 2017 and 2016 was $0 million, $30 million and $9 million, respectively. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
For additional information on income tax related items, see “Business—Regulation” and Note 10 to the Consolidated Financial Statements.

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
Our capital management framework is primarily based on statutory RBC measures. The RBC ratios are a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.
In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our RBC ratios as of December 31, 2018. While there is no impact on our ability to pay claims, the revisions to the RBC framework for the reduction of the corporate tax rate under the Tax Act of 2017 has the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. Although not yet filed, the Company expects the RBC ratios as of December 31, 2018 to be above our "AA" financial strength target level.
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

Affiliated Captive Reinsurance Companies
Prudential Financial and the Company use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with several of the captives in connection with financing arrangements.
Our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies to finance the portion of the reserves for this business that we consider to be non-economic as described below under “-Financing Activities-Term and Universal Life Reserve Financing.”
Liquidity
Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity is considered in the internal liquidity measures of the Company.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2018 and 2017 the Company had liquid assets of $5,653 million and $5,478 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $417 million and $214 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, $4,855 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
Financing Activities
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
As of December 31, 2018, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.8 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $11.5 billion of surplus notes was outstanding as of December 31, 2018, reflecting an increase of $2.7 billion from December 31, 2017. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The affiliated captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the affiliated captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to an affiliated captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis.
In addition, as of December 31, 2018, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. In addition, as of December 31, 2018, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.
The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. During 2017, the Company adopted principles-based reserving for its guaranteed universal life products and introduced updated versions of these products. The guaranteed universal life updated products support the principles-based statutory reserve level without the need for captive reserve financing. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.
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

•
Management of portfolio concentration risk: For example, ongoing monitoring and management of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.

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
The Company also mitigates interest rate risk through a market value adjusted (“MVA”) provision on certain of the Company’s annuity products' fixed investment options. This MVA provision limits interest rate risk by subjecting the contractholder to an MVA when funds are withdrawn or transferred to variable investment options before the end of the guarantee period. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, is designed to offset the decrease or increase in the market value of the securities underlying the guarantee.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2018 and 2017. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2018			December 31, 2017
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$5,241	$(449)		$5,262	$(442)
Policy loans		1,236	0		1,161	0
Commercial mortgage and other loans		1,214	(61)		1,112	(58)
Derivatives:
Swaps	$1,066	38	(18)	$994	(5)	(20)
Options	1,982	12	1	1,277	46	1
Forwards	23	0	0	16	0	0
Variable annuity and other living benefit feature embedded derivatives(2)		(5,574)	3,761		(5,440)	4,235
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		(1,479)	6		(1,455)	7
Net estimated potential gain (loss)(4)			$3,240			$3,723

(1)	Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(3)
Excludes $40.0 billion and $37.1 billion as of December 31, 2018 and 2017, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

(4)
Excludes reinsurance recoverable which largely offsets the gains and losses of "Variable annuity and other living benefit feature embedded derivatives" and "Policyholders' account balances-investment contracts."

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
We manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.

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
The Company has foreign currency obligations related to its historic operations in Taiwan. Such currency obligations are offset by foreign currency assets from reinsurance agreements the Company entered into when the Company’s Taiwanese operation was transferred to an affiliated company in 2001. See Note 9 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.
Derivatives
We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the OTC market. See Note 4 to the Consolidated Financial Statements for more information.
Market Risk Related to Certain Variable Annuity Products
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions. For our capital market assumptions, we limit our exposure to the risk created by capital market fluctuations through reinsurance. Certain variable annuity optional living benefit features are accounted for as embedded derivatives and recorded at fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiary, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2018, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
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
March 7, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Pruco Life Insurance Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiary (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain financial assets and liabilities and the manner in which its accounts for certain tax effects originally recognized in accumulated other comprehensive income in 2018 and the manner in which it accounts for certain reinsurance costs in 2017.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Significant Transactions with Related Parties
As described in Note 13 to the consolidated financial statements, the Company has entered into significant transactions with The Prudential Insurance Company of America, and other affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 7, 2019

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
As of December 31, 2018 and 2017 (in thousands, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2018 – $5,244,903; 2017 – $4,941,944)	$5,199,595	$5,223,302
Fixed maturities, trading, at fair value (amortized cost: 2018 – $44,759; 2017 – $38,279)(1)	41,627	38,793
Equity securities, at fair value (cost: 2018 – $31,824; 2017 – $32,694)(1)	36,922	40,610
Policy loans	1,236,077	1,161,101
Short-term investments	0	1,339
Commercial mortgage and other loans	1,209,150	1,083,419
Other invested assets (includes $120,717 and $726 measured at fair value at December 31, 2018 and December 31, 2017, respectively)(1)	377,429	263,074
Total investments	8,100,800	7,811,638
Cash and cash equivalents	416,840	212,569
Deferred policy acquisition costs	1,613,922	1,376,211
Accrued investment income	88,278	82,341
Reinsurance recoverables	34,682,127	32,521,264
Receivables from parent and affiliates	289,580	300,116
Income taxes receivable	46,102	0
Other assets	365,219	465,467
Separate account assets	119,077,916	129,655,734
TOTAL ASSETS	$164,680,784	$172,425,340
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$22,059,692	$20,036,134
Future policy benefits	19,476,394	18,561,550
Cash collateral for loaned securities	11,063	33,169
Income taxes payable	0	36,323
Payables to parent and affiliates	229,345	228,210
Other liabilities	1,093,143	1,038,972
Separate account liabilities	119,077,916	129,655,734
Total liabilities	161,947,553	169,590,092
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,146,592	1,141,092
Retained earnings	1,612,435	1,526,310
Accumulated other comprehensive income	(28,296)	165,346
Total equity	2,733,231	2,835,248
TOTAL LIABILITIES AND EQUITY	$164,680,784	$172,425,340
(1) Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2018, 2017, and 2016 (in thousands)

	2018	2017	2016
REVENUES
Premiums	$50,808	$54,706	$(825,942)
Policy charges and fee income	533,327	275,693	787,195
Net investment income	325,287	352,410	375,950
Asset administration fees	14,368	17,593	84,443
Other income	72,964	67,749	31,107
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,710)	(8,374)	(18,020)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	995	343
Other realized investment gains (losses), net	(163,568)	(72,807)	776,126
Total realized investment gains (losses), net	(167,278)	(80,186)	758,449
Total revenues	829,476	687,965	1,211,202
BENEFITS AND EXPENSES
Policyholders’ benefits	149,499	(18,416)	(275,565)
Interest credited to policyholders’ account balances	171,993	168,391	301,220
Amortization of deferred policy acquisition costs	135,826	95,007	628,101
General, administrative and other expenses	314,371	271,533	220,733
Total benefits and expenses	771,689	516,515	874,489
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	57,787	171,450	336,713
Total income tax expense (benefit)	(52,641)	(156,828)	(68,492)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	110,428	328,278	405,205
Equity in earnings of operating joint venture, net of taxes	(1,790)	(485)	0
NET INCOME (LOSS)	$108,638	$327,793	$405,205
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(17,745)	259	(8)
Net unrealized investment gains (losses)	(259,981)	137,484	9,500
Total	(277,726)	137,743	9,492
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(55,174)	43,372	3,322
Other comprehensive income (loss), net of tax	(222,552)	94,371	6,170
Comprehensive income (loss)	$(113,914)	$422,164	$411,375

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2018, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2015	$2,500	$779,973	$3,636,410	$64,805	$4,483,688
Contributed capital		205,000			205,000
Dividend to parent			(2,593,098)		(2,593,098)
Contributed (distributed) capital-parent/child asset transfers		1,089			1,089
Comprehensive income:
Net income (loss)			405,205		405,205
Other comprehensive income (loss), net of tax				6,170	6,170
Total comprehensive income (loss)					411,375
Balance, December 31, 2016	$2,500	$986,062	$1,448,517	$70,975	$2,508,054
Contributed capital		153,500			153,500
Dividend to parent			(250,000)		(250,000)
Contributed (distributed) capital-parent/child asset transfers		1,530			1,530
Comprehensive income:
Net income (loss)			327,793		327,793
Other comprehensive income (loss), net of tax				94,371	94,371
Total comprehensive income (loss)					422,164
Balance, December 31, 2017	$2,500	$1,141,092	$1,526,310	$165,346	$2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,449)	30,449	0
Contributed capital		5,500			5,500
Dividend to parent
Contributed (distributed) capital-parent/child asset transfers
Comprehensive income:
Net income (loss)			108,638		108,638
Other comprehensive income (loss), net of tax				(222,552)	(222,552)
Total comprehensive income (loss)					(113,914)
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016 (in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$108,638	$327,793	$405,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(116,675)	(142,781)	113,501
Interest credited to policyholders’ account balances	171,993	168,391	301,220
Realized investment (gains) losses, net	167,278	80,186	(758,449)
Amortization and other non-cash items	(43,259)	(65,536)	(70,104)
Change in:
Future policy benefits	1,843,825	1,920,440	1,801,299
Reinsurance recoverables	(1,832,092)	(2,046,215)	(1,764,242)
Accrued investment income	(5,937)	(3,692)	12,709
Net payables to/receivables from parent and affiliates	18,457	43,913	(9,851)
Deferred policy acquisition costs	(211,059)	(183,884)	311,273
Income taxes	(28,950)	(76,330)	(39,769)
Derivatives, net	(44,585)	55,104	(198,861)
Other, net	(4,487)	26,443	(110,850)
Cash flows from (used in) operating activities	23,147	103,832	(6,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	561,340	1,062,236	1,371,000
Fixed maturities, trading(1)	0	214	527
Equity securities(1)	6,008	510	35,686
Policy loans	153,124	143,655	137,778
Ceded policy loans	(15,131)	(15,188)	(8,989)
Short-term investments	13,404	72,725	260,027
Commercial mortgage and other loans	64,261	254,635	209,263
Other invested assets(1)	19,527	31,192	12,479
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(875,672)	(1,315,508)	(2,465,763)
Fixed maturities, trading(1)	(6,481)	(15,019)	0
Equity securities(1)	(5,039)	(5,000)	(5,000)
Policy loans	(179,968)	(123,645)	(120,628)
Ceded policy loans	17,036	18,942	18,054
Short-term investments	(13,430)	(37,407)	(241,827)
Commercial mortgage and other loans	(199,847)	(180,929)	(312,898)
Other invested assets(1)	(70,902)	(32,275)	(32,307)
Notes receivable from parent and affiliates, net	(2,464)	5,731	20,463
Derivatives, net	639	(17,569)	20,954
Other, net	(2,880)	(152,576)	(261)
Cash flows from (used in) investing activities	(536,475)	(305,276)	(1,101,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	5,093,239	4,540,655	4,289,697
Ceded policyholders’ account deposits	(3,230,005)	(3,083,049)	(2,430,570)
Policyholders’ account withdrawals	(3,135,714)	(2,682,445)	(2,505,219)
Ceded policyholders’ account withdrawals	2,022,519	1,692,756	1,072,151
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(22,106)	(110,710)	103,463
Dividend to parent	0	(250,000)	0

Contributed Capital	0	148,500	405,321
Contributed (distributed) capital - parent/child asset transfers	0	2,354	1,676
Repayments of debt (maturities longer than 90 days)	0	0	(125,000)
Drafts outstanding	(10,334)	59,795	22,713
Cash flows from (used in) financing activities	717,599	317,856	834,232
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,271	116,412	(274,129)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	212,569	96,157	370,286
CASH AND CASH EQUIVALENTS, END OF YEAR	$416,840	$212,569	$96,157
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$(23,684)	$(45,538)	$(28,772)
Interest paid	$3,099	$2,179	$16,263
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
Cash Flows from Investing Activities for the year ended December 31, 2017 excludes $35 million of decreases in other invested assets related to the tax settlements with Prudential Financial, Inc., which are related to the amendments of the reinsurance agreements between Pruco Life Insurance Company and Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliate, and Pruco Life Insurance Company and GUL Re, an affiliate, in the third quarter of 2017.
Cash flows from investing and financing activities for the year ended December 31, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.
See Note 9 for more information on the reinsurance transactions mentioned above.
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
Pruco Life has one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey, (“PLNJ”) and one indirect subsidiary formed in 2009 for the purpose of holding certain commercial loan and other investments which ceased operations and was dissolved as of December 31, 2018. Pruco Life and its subsidiary are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company paid a dividend of $2.6 billion to Prudential Insurance, which was then distributed to Prudential Financial.
The impact of these transactions on the Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

Day 1 Impact of the Variable Annuities Recapture(1)	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$(880)	$(880)
Realized investment gains (losses), net	(2,146)	2,951	805
TOTAL REVENUES	(2,146)	2,071	(75)
BENEFITS AND EXPENSES
Policyholders' benefits	0	(547)	(547)
General, administrative and other expenses	0	(211)	(211)
TOTAL BENEFITS AND EXPENSES	0	(758)	(758)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,146)	2,829	683
Income tax expense (benefit)	17	(23)	(6)
NET INCOME (LOSS)	$(2,163)	$2,852	$689

(1)	Day 1 Significant Non-Cash Transactions:

•
Consideration transferred includes non-cash activities of $7.7 billion for asset transfers related to the reinsurance transaction with PALAC and Prudential Insurance, partially offset by $4.2 billion of assets received related to the recapture transaction with Pruco Re.

•
The Company received ceding commissions of $3.6 billion and $0.4 billion from PALAC and Prudential Insurance, respectively, of which $1.1 billion and $0.1 billion were in the form of reassignment of debt to PALAC and Prudential Insurance, respectively.

•	Retained earnings includes dividends of $2.8 billion to Prudential Insurance, and then distributed to Prudential Financial, as part of the Variable Annuities Recapture.
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
Revision to Prior Period Consolidated Financial Statements
In 2018, the Company identified an error in the calculation of reserves for certain individual life products that impacted several line items within previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 16 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS
ASSETS
Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 5 for additional information regarding the determination of fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, DSI, future policy benefits, reinsurance recoverables, and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). The purchased cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity or, if applicable, call date.
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
Fixed maturities, trading, at fair value consists of fixed maturities that are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is comprised of common stock and mutual fund shares, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and dividend income is reported in “Net investment income” on the ex-dividend date.
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
Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios consider the current credit composition of the portfolio based on an internal quality rating as described above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Other invested assets consist of the Company’s non-coupon investments in Limited Partnerships and Limited Liability Companies ("LPs/LLCs") (other than operating joint ventures) and derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Other income”. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income”.
Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net OTTI recognized in earnings. Realized investment gains and losses also reflect changes in the allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.
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
The split between the amount of an OTTI recognized in OCI and the net amount recognized in earnings for debt securities is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.
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
Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value,” and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to purchase" below.) The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.
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
DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial, an United States Securities and Exchange Commission (the "SEC") registrant, and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 9. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods, (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period, and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 6 for additional information regarding DAC.
Deferred sales inducements represent various types of sales inducements to contractholders primarily related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to periodic recoverability testing. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” Deferred sales inducements for applicable products are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. There was no deferred sales inducements balance at December 31, 2018 and 2017. See Note 8 for additional information regarding sales inducements.
Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.
Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates and third-party reinsurers. For additional information about these arrangements see Note 9.
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
Separate account assets represent segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities, fixed maturities, and real estate related investments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s consolidated results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”. See Note 8 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.
LIABILITIES
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 7 for additional information regarding policyholders’ account balances.
Future policy benefits liability includes liabilities related to certain long-duration life and annuity contracts, which are discussed more fully in Note 8. These liabilities represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no lapse guarantees for our variable and universal life products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 5.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Securities sold under agreements to repurchase represent liabilities associated with securities repurchase agreements which are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. For securities repurchase agreements used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents (see also "Cash and cash equivalents" above). As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.
Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”; however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Other income”.
Income taxes liability primarily represents the net deferred tax liability and the Company’s estimated taxes payable for the current year and open audit years.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 10 for a discussion of factors considered when evaluating the need for a valuation allowance.
In December of 2017, SEC staff issued "SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allowed registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 10 for a discussion of provisional amounts related to the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") recorded in 2017 and adjustments to provisional amounts recorded in 2018.
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
The Company’s liability for income taxes includes a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 10 for additional information regarding income taxes.
Other liabilities consist primarily of accrued expenses, reinsurance payables, and technical overdrafts.
Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.
Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Consolidated Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near term. See Note 13 for additional information regarding short-term and long-term debt.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

REVENUES AND BENEFITS AND EXPENSES
Insurance Revenue and Expense Recognition
Premiums from individual life products, other than universal and variable life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium valuation methodology.
Premiums from single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue based on expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium methodology.
Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts. The Company also provides contracts with certain living benefits which are considered embedded derivatives. See Note 8 for additional information regarding these contracts.
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
Asset administration fees primarily include asset administration fee income received on contractholders’ account balances invested in The Prudential Series Funds, which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust ("AST") (see Note 13). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.
Other income includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value,” and “Other invested assets” that are measured at fair value.
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
Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Derivatives are recorded either as assets, within “Other invested assets”, or as liabilities, within “Payables to parent and affiliates”, except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.
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
The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within “Fixed maturities, trading, at fair value” or “Equity securities, at fair value".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company had reinsurance agreements to transfer the risks related to certain of these benefit features to an affiliate, Pruco Re through March 31, 2016. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, to PALAC, excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. See Note 1 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits" and “Reinsurance recoverables”. Changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net".
The Company, excluding its subsidiary, also sells certain universal life products that contain a no lapse guarantee provision that was reinsured with an affiliate, Universal Prudential Arizona Reinsurance Company (“UPARC”). The reinsurance of this no-lapse guarantee resulted in an embedded derivative that incurred market risk primarily in the form of interest rate risk which at times resulted in changes in the reinsurance recoverables that are carried at fair value and included in “Reinsurance recoverables,” for which charges are recorded in “Realized investment gains (losses), net". The Company amended or entered into multiple reinsurance transactions (see Note 9). The settlement of recapture and coinsurance premiums related to these reinsurance transactions occurred subsequent to the effective date of the reinsurance transaction. As a result, the recapture and coinsurance premiums were treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity securities from an asset portfolio within the affiliate company. This settlement feature was accounted for as a derivative. As a result of the recapture of the no-lapse guarantee risk from UPARC by Pruco Life on July 1, 2017, as described in Note 9, this embedded derivative was eliminated.
Accounting for Certain Reinsurance Contracts in the Individual Life Business
In 2017, the Company recognized a pre-tax charge of $2 million, reflecting a change in estimate of reinsurance cash flows associated with universal life products as well as a change in method of reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC was also revised. The change represents a change in accounting estimate effected by a change in accounting principle and was included within the Company’s annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. This new methodology is viewed as preferable as the Company believes it better reflects the economics of reinsurance transactions by aligning the results of reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Adoption of ASU 2016-01

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available for sale” are to be reported in net income within “Other income” in the Consolidated Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available for sale” were reported in AOCI.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
(in thousands)
Increase / (Decrease)
Other invested assets	$8,097
Total assets	$8,097
Income taxes payable	$1,700
Total liabilities	1,700
Accumulated other comprehensive income (loss)	(1,539)
Retained earnings	7,936
Total equity	6,397
Total liabilities and equity	$8,097

(3) Changes to Accounting Policies

The narrative description of our significant accounting policies at the beginning of this Note reflects our policies as of December 31, 2018, including policies associated with the adoption of ASU 2016-01.

Other ASU adopted during the twelve months ended December 31, 2018

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
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss)
In February 2018, this ASU was issued following the enactment of the Tax Act of 2017. This ASU allows an entity to elect a reclassification from AOCI to retained earnings for stranded effects resulting from the Tax Act of 2017.

January 1, 2019 with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 is recognized.

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing AOCI and decreasing retained earnings, each by $30.4 million. Stranded effects unrelated to the Tax Act of 2017 are generally released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).

ASU issued but not yet adopted as of December 31, 2018 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield and will be required to be updated each quarter with the impact recorded through OCI.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Amortization of DAC and other balances
Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s NPR to be recognized in OCI.
An entity will apply a retrospective transition method which will include a cumulative-effect adjustment on the balance sheet as of the earliest period presented.
Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., Guaranteed Minimum Death Benefits ("GMDB") on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Other ASU issued but not yet adopted as of December 31, 2018

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$75,049	$2,427	$6	$77,470	$0
Obligations of U.S. states and their political subdivisions	609,955	15,154	2,351	622,758	0
Foreign government bonds	208,009	2,137	8,199	201,947	0
U.S. corporate public securities	1,739,860	46,166	54,401	1,731,625	0
U.S. corporate private securities	890,748	11,181	18,591	883,338	0
Foreign corporate public securities	270,428	3,746	12,151	262,023	0
Foreign corporate private securities	857,604	9,797	40,022	827,379	0
Asset-backed securities(1)	156,818	1,528	750	157,596	(122)
Commercial mortgage-backed securities	347,570	3,353	4,527	346,396	0
Residential mortgage-backed securities(2)	88,862	1,268	1,067	89,063	(177)
Total fixed maturities, available-for-sale	$5,244,903	$96,757	$142,065	$5,199,595	$(299)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.4 million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2017(4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$95,851	$3,964	$0	$99,815	$0
Obligations of U.S. states and their political subdivisions	597,254	38,204	0	635,458	0
Foreign government bonds	128,058	7,536	496	135,098	0
U.S. corporate public securities	1,634,677	149,054	2,642	1,781,089	(215)
U.S. corporate private securities	931,113	32,180	2,055	961,238	0
Foreign corporate public securities	170,503	12,681	732	182,452	0
Foreign corporate private securities	815,462	46,387	10,183	851,666	0
Asset-backed securities(1)	179,935	2,519	26	182,428	(138)
Commercial mortgage-backed securities	320,223	5,148	2,539	322,832	0
Residential mortgage-backed securities(2)	68,868	2,527	169	71,226	(220)
Total fixed maturities, available-for-sale	$4,941,944	$300,200	$18,842	$5,223,302	$(573)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $2.2 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(4)	Prior period amounts have been reclassified to conform to current period presentation.
The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$630	$6	$630	$6
Obligations of U.S. states and their political subdivisions	124,776	1,571	31,215	780	155,991	2,351
Foreign government bonds	77,055	3,184	59,700	5,015	136,755	8,199
U.S. corporate public securities	784,916	37,635	213,147	16,766	998,063	54,401
U.S. corporate private securities	263,934	9,159	287,031	9,432	550,965	18,591
Foreign corporate public securities	124,764	6,286	72,725	5,865	197,489	12,151
Foreign corporate private securities	424,921	22,605	127,201	17,417	552,122	40,022
Asset-backed securities	112,527	650	6,523	100	119,050	750
Commercial mortgage-backed securities	49,616	434	116,786	4,093	166,402	4,527
Residential mortgage-backed securities	34,249	240	32,432	827	66,681	1,067
Total fixed maturities, available-for-sale	$1,996,758	$81,764	$947,390	$60,301	$2,944,148	$142,065

	December 31, 2017(1)
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	16,522	210	11,959	286	28,481	496
U.S. corporate public securities	39,213	305	107,332	2,337	146,545	2,642
U.S. corporate private securities	89,441	1,102	40,276	953	129,717	2,055
Foreign corporate public securities	27,079	190	8,390	542	35,469	732
Foreign corporate private securities	61,515	530	151,933	9,653	213,448	10,183
Asset-backed securities	6,351	22	317	4	6,668	26
Commercial mortgage-backed securities	49,823	285	93,403	2,254	143,226	2,539
Residential mortgage-backed securities	8,030	28	6,160	141	14,190	169
Total fixed maturities, available-for-sale	$297,974	$2,672	$419,770	$16,170	$717,744	$18,842

(1)	Prior period amounts have been reclassified to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2018 and 2017, the gross unrealized losses on fixed maturity securities were composed of $121.3 million and $13.9 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $20.8 million and $4.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2018, the $60.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and consumer non-cyclical sectors. As of December 31, 2017, the $16.2 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company's corporate securities within the energy and finance sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either December 31, 2018 or 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of December 31, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$74,061	$74,367
Due after one year through five years	702,071	688,732
Due after five years through ten years	1,053,160	1,037,182
Due after ten years	2,822,361	2,806,259
Asset-backed securities	156,818	157,596
Commercial mortgage-backed securities	347,570	346,396
Residential mortgage-backed securities	88,862	89,063
Total fixed maturities, available-for-sale	$5,244,903	$5,199,595
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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$234,617	$569,151	$833,562
Proceeds from maturities/prepayments	326,664	492,944	495,969
Gross investment gains from sales and maturities	1,370	44,458	94,262
Gross investment losses from sales and maturities	(11,000)	(9,956)	(10,475)
OTTI recognized in earnings(2)	(3,710)	(7,379)	(17,677)

(1)	Includes $(0.1) million, $(0.1) million and $(1.5) million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2018, 2017 and 2016, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Years Ended December 31,
	2018	2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$4,374	$5,520
New credit loss impairments	0	424
Additional credit loss impairments on securities previously impaired	0	664
Increases due to the passage of time on previously recorded credit losses	539	106
Reductions for securities which matured, paid down, prepaid or were sold during the period	(2,000)	(1,909)
Reductions for securities impaired to fair value during the period(1)	(1,136)	(327)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(486)	(104)
Assets transferred to parent and affiliates	0	0
Balance, end of period	$1,291	$4,374

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(2.8) million during the year ended December 31, 2018. The net change in unrealized gains (losses) from equity securities, still held at period end, recorded within "Other comprehensive income (loss)," was $2.0 million and $3.0 million during the years ended December 31, 2017 and 2016, respectively.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$362,811	29.9%	$356,694	32.9%
Hospitality	16,083	1.3	16,529	1.5
Industrial	263,999	21.8	180,619	16.7
Office	187,450	15.5	159,646	14.7
Other	131,961	10.9	99,119	9.1
Retail	193,473	16.0	205,367	18.9
Total commercial mortgage loans	1,155,777	95.4	1,017,974	93.8
Agricultural property loans	55,438	4.6	67,239	6.2
Total commercial mortgage and agricultural property loans by property type	1,211,215	100.0%	1,085,213	100.0%
Allowance for credit losses	(2,065)		(1,794)
Total commercial mortgage and other loans	$1,209,150		$1,083,419
As of December 31, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (21%), Texas (14%) and New York (7%)) and included loans secured by properties in Europe (5%), Australia (4%), and Mexico (2%).

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2015	$2,587	$64	$2,651
Addition to (release of) allowance for credit losses	(1,074)	(19)	(1,093)
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2016	$1,513	$45	$1,558
Addition to (release of) allowance for credit losses	215	21	236
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2017	$1,728	$66	$1,794
Addition to (release of) allowance for credit losses	298	(27)	271
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	$2,026	$39	$2,065
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,026	39	2,065
Total ending balance(1)	$2,026	$39	$2,065
Recorded investment(2):
Individually evaluated for impairment	$0	$816	$816
Collectively evaluated for impairment	1,155,777	54,622	1,210,399
Total ending balance(1)	$1,155,777	$55,438	$1,211,215

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,728	66	1,794
Total ending balance(1)	$1,728	$66	$1,794
Recorded investment(2):
Individually evaluated for impairment	$2,316	$1,153	$3,469
Collectively evaluated for impairment	1,015,658	66,086	1,081,744
Total ending balance(1)	$1,017,974	$67,239	$1,085,213

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2018
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$696,507	$12,771	$80	$709,358
60%-69.99%	321,586	18,525	0	340,111
70%-79.99%	105,727	27,790	0	133,517
80% or greater	28,000	229	0	28,229
Total commercial mortgage and agricultural property loans	$1,151,820	$59,315	$80	$1,211,215

	December 31, 2017
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$606,846	$21,709	$705	$629,260
60%-69.99%	333,185	9,594	2,010	344,789
70%-79.99%	84,492	26,439	0	110,931
80% or greater	0	0	233	233
Total commercial mortgage and agricultural property loans	$1,024,523	$57,742	$2,948	$1,085,213
The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,155,777	$0	$0	$0	$1,155,777	$0
Agricultural property loans	55,438	0	0	0	55,438	0
Total	$1,211,215	$0	$0	$0	$1,211,215	$0

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company's policies for accruing interest on loans, see Note 2.

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,017,974	$0	$0	$0	$1,017,974	$0
Agricultural property loans	67,239	0	0	0	67,239	0
Total	$1,085,213	$0	$0	$0	$1,085,213	$0

(1)	As of December 31, 2017, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company's policies for accruing interest on loans, see Note 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2018, there were $3 million of commercial mortgage and other loans acquired, other than those through direct origination. For the year ended December 31, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the year ended December 31, 2018, there were no commercial mortgage and other loans sold. For the year ended December 31, 2017, there were $147 million of commercial mortgage and other loans sold.
Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2018	2017
	(in thousands)
Company's investment in separate accounts	$40,126	$37,404
LPs/LLCs:
Equity method:
Private equity	149,164	123,957
Hedge funds	57,171	53,066
Real estate-related	10,251	7,040
Subtotal equity method	216,586	184,063
Fair value:
Private equity	60,118	35,686
Hedge funds	762	726
Real estate-related	9,024	5,186
Subtotal fair value(1)	69,904	41,598
Total LPs/LLCs	286,490	225,661
Derivative instruments	50,813	9
Total other invested assets(2)	$377,429	$263,074

(1)	As of December 31, 2017, $40.9 million was accounted for using the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

As of both December 31, 2018 and 2017, the Company had no significant equity method investments.

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$220,942	$230,060	$242,351
Fixed maturities, trading	1,105	834	1,075
Equity securities, at fair value	885	884	977
Commercial mortgage and other loans	49,577	52,127	58,940
Policy loans	66,305	63,884	62,735
Short-term investments and cash equivalents	2,382	1,090	1,767
Other invested assets	2,256	23,518	29,512
Gross investment income	343,452	372,397	397,357
Less: investment expenses	(18,165)	(19,987)	(21,407)
Net investment income(1)	$325,287	$352,410	$375,950

(1)	Prior period amounts have been reclassified to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The carrying value of non-income producing assets included $3.1 million in fixed maturities as of December 31, 2018. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2018.
Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Fixed maturities(1)	$(13,340)	$27,123	$66,110
Equity securities(2)	0	(125)	(1,570)
Commercial mortgage and other loans	(271)	(337)	29,584
LPs/LLCs	849	(221)	(229)
Derivatives	(154,208)	(106,625)	664,533
Short-term investments and cash equivalents	(308)	(1)	21
Realized investment gains (losses), net	$(167,278)	$(80,186)	$758,449

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income (loss).”
Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2018	2017	2016
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$(689)	$1,609	$4,883
Fixed maturity securities, available-for-sale—all other	(44,619)	279,749	59,755
Equity securities, available-for-sale(1)	0	2,368	366
Derivatives designated as cash flow hedges(2)	22,122	(17,678)	40,931
Affiliated notes	810	4,782	5,056
Other investments	5,055	3,588	1,441
Net unrealized gains (losses) on investments	$(17,321)	$274,418	$112,432

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Other income (loss).”

(2)	For more information on cash flow hedges, see Note 4.
Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2018 and 2017, the company had no repurchase agreements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,169	$0	$8,169	$0	$22,460	$22,460
Foreign government bonds	0	0	0	6,157	0	6,157
U.S. public corporate securities	628	0	628	4,074	0	4,074
Foreign public corporate securities	2,266	0	2,266	478	0	478
Total cash collateral for loaned securities(1)	$11,063	$0	$11,063	$10,709	$22,460	$33,169

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.
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

	December 31,
	2018	2017
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$10,836	$32,109
Total securities pledged	$10,836	$32,109
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$11,063	$33,169
Total liabilities supported by the pledged collateral	$11,063	$33,169
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31, 2018 and 2017, the fair value of this collateral was $143 million and $148 million, respectively, none of which had either been sold or repledged.
As of December 31, 2018 and 2017, there were fixed maturities of $3.7 million and $3.8 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.
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
Embedded Derivatives
The Company sells certain products (for example, variable annuities) which may include guaranteed benefit features that are accounted for as embedded derivatives; related to these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. Effective April 1, 2016, the Company entered into reinsurance agreements (previously reinsured to Pruco Re) with affiliates, PALAC and Prudential Insurance. See Note 1 for additional information on the reinsurance agreements. Additionally, the Company has entered into a reinsurance agreement with an external counterparty, Union Hamilton Reinsurance, Ltd. ("Union Hamilton").
In regard to no-lapse guarantee provision on certain universal life products, the Company had reinsured a portion of it to an affiliate, UPARC, through June 30, 2017 and recaptured the reinsurance effective July 1, 2017. See Note 9 for additional information on the recapture.
These embedded derivatives and reinsurance agreements, also accounted for as derivatives, are carried at fair value and marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 5.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

	December 31, 2018			December 31, 2017
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$719,476	$38,333	$(16,638)	$649,905	$18,243	$(44,806)
Total Qualifying Hedges	$719,476	$38,333	$(16,638)	$649,905	$18,243	$(44,806)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$246,925	$15,665	$(3,174)	$246,925	$23,032	$0
Foreign Currency
Foreign Currency Forwards	23,043	277	(20)	16,320	0	(376)
Credit
Credit Default Swaps	756	0	(9)	1,594	0	(96)
Currency/Interest Rate
Foreign Currency Swaps	98,363	6,303	(2,109)	95,145	4,347	(5,600)
Equity
Equity Options	1,981,693	17,312	(4,912)	1,277,102	69,472	(23,500)
Total Non-Qualifying Hedges	$2,350,780	$39,557	$(10,224)	$1,637,086	$96,851	$(29,572)
Total Derivatives (1)	$3,070,256	$77,890	$(26,862)	$2,286,991	$115,094	$(74,378)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.
The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $5,589 million and $5,453 million as of December 31, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $5,600 million and $5,458 million as of December 31, 2018 and December 31, 2017, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from PALAC and Prudential Insurance was an asset of $5,585 million and $5,445 million and the fair value related to the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income ("HDI") v.3.0 from Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, was a net asset of $15 million and $13 million of December 31, 2018 and December 31, 2017, respectively. See Note 9 for additional information on these reinsurance agreements.
The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $13 million and $47 million as of December 31, 2018 and December 31, 2017, respectively. There were no related reinsurance recoverables at each respective period.

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

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$77,887	$(27,078)	$50,809	$(7,307)	$43,502
Securities purchased under agreements to resell	143,000	0	143,000	(143,000)	0
Total Assets	$220,887	$(27,078)	$193,809	$(150,307)	$43,502
Offsetting of Financial Liabilities:
Derivatives(1)	$26,862	$(26,862)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$26,862	$(26,862)	$0	$0	$0

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$115,086	$(115,086)	$0	$0	$0
Securities purchased under agreements to resell	148,000	0	148,000	(148,000)	0
Total Assets	$263,086	$(115,086)	$148,000	$(148,000)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$74,378	$(69,718)	$4,660	$(245)	$4,415
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$74,378	$(69,718)	$4,660	$(245)	$4,415

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.
For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 13. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements.
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

	Year Ended December 31, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$6,819	$10,066	$39,801
Total cash flow hedges	0	6,819	10,066	39,801
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(7,688)	0	0	0
Currency	1,475	0	0	0
Currency/Interest Rate	5,398	0	44	0
Credit	(2)	0	0	0
Equity	(27,212)	0	0	0
Embedded Derivatives	(126,179)	0	0	0
Total non-qualifying hedges	(154,208)	0	44	0
Total	$(154,208)	$6,819	$10,110	$39,801

	Year Ended December 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$6,071	$(8,234)	$(58,609)
Total cash flow hedges	0	6,071	(8,234)	(58,609)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,565)	0	0	0
Currency	(1,316)	0	0	0
Currency/Interest Rate	(7,245)	0	(71)	0
Credit	(46)	0	0	0
Equity	30,466	0	0	0
Embedded Derivatives	(126,919)	0	0	0
Total non-qualifying hedges	(106,625)	0	(71)	0
Total	$(106,625)	$6,071	$(8,305)	$(58,609)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$4,055	$1,638	$(7,340)
Total cash flow hedges	0	4,055	1,638	(7,340)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	186,419	0	0	0
Currency	1,657	0	0	0
Currency/Interest Rate	8,960	0	(15)	0
Credit	(535)	0	0	0
Equity	350	0	0	0
Embedded Derivatives	467,682	0	0	0
Total non-qualifying hedges	664,533	0	(15)	0
Total	$664,533	$4,055	$1,623	$(7,340)

(1)	Amounts deferred in AOCI.
For the years ended December 31, 2018, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2015	$48,271
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2016	575
Amount reclassified into current period earnings	(7,915)
Balance, December 31, 2016	40,931
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2017	(59,712)
Amount reclassified into current period earnings	1,103
Balance, December 31, 2017	(17,678)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2018	55,689
Amount reclassified into current period earnings	(15,889)
Balance, December 31, 2018	$22,122
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2018 values, it is estimated that a pre-tax gain of $7 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2019, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Credit Derivatives
The Company has no exposure from credit derivative positions where it has written credit protection as of December 31, 2018 and 2017.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $1 million and $2 million reported at fair value as a liability of $0.0 million and $0.1 million as of December 31, 2018 and 2017, respectively.
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

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,654	$29,816	$0	$77,470
Obligations of U.S. states and their political subdivisions	0	622,758	0	0	622,758
Foreign government bonds	0	201,947	0	0	201,947
U.S. corporate public securities	0	1,731,623	2	0	1,731,625
U.S. corporate private securities	0	838,497	44,841	0	883,338
Foreign corporate public securities	0	262,023	0	0	262,023
Foreign corporate private securities	0	815,634	11,745	0	827,379
Asset-backed securities(2)	0	151,040	6,556	0	157,596
Commercial mortgage-backed securities	0	346,396	0	0	346,396
Residential mortgage-backed securities	0	89,063	0	0	89,063
Subtotal	0	5,106,635	92,960	0	5,199,595
Fixed maturities, trading	0	41,627	0	0	41,627
Equity securities	131	20,794	15,997	0	36,922
Short-term investments	0	0	0	0	0
Cash equivalents	69,903	147,043	0	0	216,946
Other invested assets(3)	0	77,886	4	(27,078)	50,812
Reinsurance recoverables	0	0	5,600,008	0	5,600,008
Receivables from parent and affiliates	0	125,381	9,261	0	134,642
Subtotal excluding separate account assets	70,034	5,519,366	5,718,230	(27,078)	11,280,552
Separate account assets(4)(5)	0	114,947,872	0	0	114,947,872
Total assets	$70,034	$120,467,238	$5,718,230	$(27,078)	$126,228,424
Future policy benefits(6)	$0	$0	$5,588,840	$0	$5,588,840
Policyholders' account balances	0	0	13,015	0	13,015
Payables to parent and affiliates	0	26,862	0	(26,862)	0
Total liabilities	$0	$26,862	$5,601,855	$(26,862)	$5,601,855

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$80,611	$19,204	$0	$99,815
Obligations of U.S. states and their political subdivisions	0	635,458	0	0	635,458
Foreign government bonds	0	134,924	174	0	135,098
U.S. corporate public securities	0	1,779,935	1,154	0	1,781,089
U.S. corporate private securities	0	901,080	60,158	0	961,238
Foreign corporate public securities	0	182,243	209	0	182,452
Foreign corporate private securities	0	837,766	13,900	0	851,666
Asset-backed securities(2)	0	71,400	111,028	0	182,428
Commercial mortgage-backed securities	0	322,832	0	0	322,832
Residential mortgage-backed securities	0	71,226	0	0	71,226
Subtotal	0	5,017,475	205,827	0	5,223,302
Fixed maturities, trading(7)	0	38,793	0	0	38,793
Equity securities(7)	94	22,991	17,525	0	40,610
Short-term investments	0	0	1,339	0	1,339
Cash equivalents	0	28,007	0	0	28,007
Other invested assets(3)(7)	0	115,094	0	(115,086)	8
Reinsurance recoverables	0	0	5,457,649	0	5,457,649
Receivables from parent and affiliates	0	132,571	0	0	132,571
Subtotal excluding separate account assets	94	5,354,931	5,682,340	(115,086)	10,922,279
Separate account assets(4)(5)	0	125,543,035	0	0	125,543,035
Total assets	$94	$130,897,966	$5,682,340	$(115,086)	$136,465,314
Future policy benefits(6)	$0	$0	$5,452,583	$0	$5,452,583
Policyholders' account balances	0	0	46,651	0	46,651
Payables to parent and affiliates	0	74,378	0	(69,718)	4,660
Total liabilities	$0	$74,378	$5,499,234	$(69,718)	$5,503,894

(1)
“Netting” amounts represent cash collateral of $0.2 million and $45.4 million as of December 31, 2018 and 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2018 and 2017 , the fair values of such investments were $70 million and $0.7 million, respectively.

(4)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Consolidated Statements of Financial Position.

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2018 and 2017, the fair value of such investments was $4,130 million and $4,113 million, respectively.

(6)
As of December 31, 2018, the net embedded derivative liability position of $5,589 million includes $633 million of embedded derivatives in an asset position and $6,222 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $5,453 million includes $823 million of embedded derivatives in an asset position and $6,276 million of embedded derivatives in a liability position.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2018 and 2017, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other invested assets”, or as liabilities within “Payables to parent and affiliates”, except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors.
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
The Company also had an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (see Note 9). Under this agreement, the Company paid a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk was accounted for as an embedded derivative which was included in “Reinsurance recoverables” as of December 31, 2017. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that are attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative included capital market assumptions, such as interest rates, estimated NPR of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. Effective July 1, 2017, the Company recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and discontinued the embedded derivative accounting.
Future Policy Benefits - The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits ("GMAB"), guaranteed withdrawal benefits ("GMWB") and guaranteed minimum income and withdrawal benefits ("GMIWB"), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

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
Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate ("LIBOR") swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.
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

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$31,503	Discounted cash flow	Discount rate	7.00%	20.00%	10.21%	Decrease
		Liquidation	Liquidation value	40.71%	40.71%	40.71%	Increase
Reinsurance recoverables	$5,600,008	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$5,588,840	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.36%	1.60%		Decrease
			Utilization rate(6)	50%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$36,966	Discounted cash flow	Discount rate	5.06%	22.23%	7.33%	Decrease
		Liquidation	Liquidation value	25.00%	25.00%	25.00%	Increase
Reinsurance recoverables	$5,457,649	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$5,452,583	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(4)
Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

(5)
The spread over the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2018 and 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$19,204	$0	$10,679	$(67)	$0	$0	$0	$0	$0	$29,816	$0
Foreign government	0	(15)	0	0	0	0	174	0	(159)	0	0
Corporate securities(4)	75,421	(6,642)	13,573	(215)	0	(39,459)	15	18,877	(4,982)	56,588	(1,944)
Structured securities(5)	111,028	(540)	31,067	(10,844)	0	(10,216)	0	13,513	(127,452)	6,556	0
Other assets:
Equity securities	17,525	(1,453)	0	(75)	0	0	0	0	0	15,997	(1,453)
Other invested assets	0	(5)	0	0	0	0	0	18	(9)	4	(5)
Short-term investments	1,339	(47)	11,106	(73)	0	(12,311)	(14)	0	0	0	(19)
Cash equivalents	0	(256)	4,987	(465)	0	(4,266)	0	0	0	0	0
Reinsurance recoverables	5,457,649	(782,025)	924,384	0	0	0	0	0	0	5,600,008	(573,853)
Receivables from parent and affiliates	0	47	9,719	0	0	(525)	0	6,551	(6,531)	9,261	0
Liabilities:
Future policy benefits	(5,452,583)	780,261	0	0	(916,518)	0	0	0	0	(5,588,840)	572,088
Policyholders' account balances	(46,651)	24,405	0	0	0	9,231	0	0	0	(13,015)	24,405

	Year Ended December 31, 2018
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,600)	$0	$(6,015)	$418	$(1,944)	$0
Other assets:
Equity securities	0	(1,453)	0	0	0	(1,453)
Other invested assets	(5)	0	0	0	(5)	0
Short-term investments	(47)	0	0	0	(19)	0
Cash equivalents	(256)	0	0	0	0	0
Reinsurance recoverables	(782,025)	0	0	0	(573,853)	0
Receivables from parent and affiliates	0	0	(20)	67	0	0
Liabilities:
Future policy benefits	780,261	0	0	0	572,088	0
Policyholders' account balances	24,405	0	0	0	24,405	0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$15,634	$0	$0	$0	$3,570	$0	$0	$19,204	$0
Foreign government	0	0	0	0	0	0	0	0	0	0	0
Corporate securities(4)	102,556	(450)	18,022	(52,287)	0	(24,770)	(3,582)	42,125	(6,193)	75,421	(2,736)
Structured securities(5)	19,856	1,133	110,224	(7,471)	0	(55,372)	0	78,159	(35,501)	111,028	0
Other assets:
Equity securities(6)	15,845	1,669	0	0	0	0	11	0	0	17,525	2,345
Other invested assets(6)	0	0	0	0	0	0	0	16	(16)	0	0
Short-term investments	0	0	8,425	(1)	0	(7,085)	0	0	0	1,339	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	5,474,263	(158,623)	902,110	0	0	0	(760,101)	0	0	5,457,649	(315,998)
Receivables from parent and affiliates	6,493	0	0	0	0	0	0	0	(6,493)	0	0
Liabilities:
Future policy benefits	(5,041,007)	463,432	0	0	(875,008)	0	0	0	0	(5,452,583)	313,532
Policyholders' account balances	(20,337)	(30,991)	0	0	0	4,677	0	0	0	(46,651)	(30,991)

	Year Ended December 31, 2017(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$2,001	$0	$(1,588)	$270	$(2,736)	$0
Other assets:
Equity securities(6)	1,707	0	(38)	0	0	2,345
Other invested assets(6)	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	(158,623)	0	0	0	(315,998)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	463,432	0	0	0	313,532	0
Policyholders' account balances	(30,991)	0	0	0	(30,991)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2016.

	Year Ended December 31, 2016(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,168)	$(32)	$(860)	$203	$(1,938)	$0
Other assets:
Equity securities(6)	0	192	(90)	0	0	(769)
Other invested assets(6)	0	0	0	(67)	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	(281,009)	0	0	0	4,326,977	0
Receivables from parent and affiliates	(13)	0	16	0	0	0
Liabilities:
Future policy benefits	975,823	0	0	0	866,386	0
Policyholders' account balances	(8,463)	0	0	0	(8,463)	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)
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

(5)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities. Prior period amounts were aggregated to conform to current period presentation.

(6)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(7)	Prior period amounts have been updated to conform to current period presentation.

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

	December 31, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,214,350	$1,214,350	$1,209,150
Policy loans	0	0	1,236,077	1,236,077	1,236,077
Cash and cash equivalents	56,894	143,000	0	199,894	199,894
Accrued investment income	0	88,278	0	88,278	88,278
Receivables from parent and affiliates	0	154,938	0	154,938	154,938
Other assets	0	28,950	0	28,950	28,950
Total assets	$56,894	$415,166	$2,450,427	$2,922,487	$2,917,287
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,206,747	$272,322	$1,479,069	$1,486,929
Cash collateral for loaned securities	0	11,063	0	11,063	11,063
Payables to parent and affiliates	0	229,345	0	229,345	229,345
Other liabilities	0	372,997	0	372,997	372,997
Total liabilities	$0	$1,820,152	$272,322	$2,092,474	$2,100,334

	December 31, 2017(1)
	Fair Value				Carrying Amount (2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,111,625	$1,111,625	$1,083,419
Policy loans	0	0	1,161,101	1,161,101	1,161,101
Cash and cash equivalents	36,562	148,000	0	184,562	184,562
Accrued investment income	0	82,341	0	82,341	82,341
Receivables from parent and affiliates	0	167,545	0	167,545	167,545
Other assets	0	50,407	0	50,407	50,407
Total assets	$36,562	$448,293	$2,272,726	$2,757,581	$2,729,375
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,178,583	$276,435	$1,455,018	$1,458,599
Cash collateral for loaned securities	0	33,169	0	33,169	33,169
Payables to parent and affiliates	0	223,550	0	223,550	223,550
Other liabilities	0	362,592	0	362,592	362,592
Total liabilities	$0	$1,797,894	$276,435	$2,074,329	$2,077,910

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $49 million and $41 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of December 31, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalent instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as reinsurance recoverables, unsettled trades and accounts receivable.
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
6. DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2018	2017	2016
	(in thousands)
Balance, beginning of year	$1,376,211	$1,341,093	$5,129,931
Capitalization of commissions, sales and issue expenses	346,885	278,892	316,828
Amortization-Impact of assumption and experience unlocking and true-ups	(54,772)	(16,140)	130,652
Amortization-All other	(81,054)	(78,867)	(758,753)
Change in unrealized investment gains and losses	26,652	(5,363)	(28,723)
Other(1)	0	(143,404)	(3,448,842)
Balance, end of year	$1,613,922	$1,376,211	$1,341,093

(1)
Represents ceded DAC upon reinsurance agreements with Gibraltar Universal Life Reinsurance Company ("GUL Re") in 2017 and PALAC and Prudential Insurance in 2016. See Note 1 and Note 9 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

7. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2018	2017
	(in thousands)
Life insurance – domestic	$11,831,419	$11,112,825
Life insurance – Taiwan	1,408,598	1,400,050
Individual and group annuities and supplementary contracts	609,457	565,971
Other contract liabilities	5,626,920	5,482,704
Total future policy benefits	$19,476,394	$18,561,550
Life insurance liabilities include reserves for death benefits. Individual and group annuities and supplementary contract liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities include unearned premiums and certain other reserves for annuities and individual life products.
Future policy benefits for domestic and Taiwanese individual non-participating traditional life insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.7% to 7.8% for setting domestic insurance reserves and 6.2% to 7.4% for setting Taiwanese reserves.
Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values generally range from 0.0% to 14.8%, with approximately less than 1.0% of the reserves based on an interest rate in excess of 8.0%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 3.1% to 4.4%. See Note 8 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.
Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2018	2017
	(in thousands)
Interest-sensitive life contracts	$17,167,713	$15,460,543
Individual annuities	3,444,327	3,132,751
Guaranteed interest accounts	240,886	264,239
Other	1,206,766	1,178,601
Total policyholders’ account balances	$22,059,692	$20,036,134
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates range from 0.8% to 4.5% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 0.0% to 6.3%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 5.3%. Interest crediting rates range from 0.5% to 8.0% for other.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

8. CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES
The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issued fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.
In addition, the Company issues certain variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no-lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2018 and 2017, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2018		December 31, 2017
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)
	(in thousands)
Annuity Contracts
Return of net deposits
Account value	$87,412,536	N/A	$94,605,484	N/A
Net amount at risk	$656,027	N/A	$23,143	N/A
Average attained age of contractholders	66 years	N/A	65 years	N/A
Minimum return or contract value
Account value	$18,574,416	$97,055,710	$21,331,358	$105,887,964
Net amount at risk	$3,186,237	$4,510,250	$1,309,080	$1,729,783
Average attained age of contractholders	70 years	67 years	69 years	66 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years

(1)	Balances are gross of reinsurance.

(2)	Includes income and withdrawal benefits.

	December 31, 2018	December 31, 2017

	In the Event of Death(1)(2)
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$3,301,084	$3,496,913
General account value	$8,224,464	$7,209,522
Net amount at risk	$144,225,578	$135,077,843
Average attained age of contractholders	55 years	55 years

(1)	Balances are gross of reinsurance.

(2)	Excludes assumed reinsurance of GUL business from Prudential Insurance in connection with the acquisition of The Hartford Life Business that is retroceded 100% to PAR U.
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2018	December 31, 2017(1)
	(in thousands)
Equity funds	$56,191,438	$65,755,874
Bond funds	44,794,947	44,672,897
Money market funds	1,610,279	2,415,670
Total	$102,596,664	$112,844,441

(1)	Balances are gross of reinsurance.
In addition to the amounts invested in separate account investment options above, $3.4 billion at December 31, 2018 and $3.1 billion at December 31, 2017 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2018, 2017 and 2016 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Liabilities for Guarantee Benefits
The table below summarizes the changes in general account liabilities for guarantees. The liabilities for GMDB and GMIB are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders' benefits”. GMAB, GMWB and GMIWB are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in "Realized investment gains (losses), net." This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP. Additionally, the Company externally reinsures the guaranteed benefit features associated with certain contracts. See Note 9 for further information regarding the external reinsurance arrangement.

	GMDB		GMIB	GMWB/GMIWB/ GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance at December 31, 2015	$376,894	$3,245,821	$30,618	$5,205,435	$8,858,768
Incurred guarantee benefits(1)	48,832	746,130	(1,693)	(164,427)	628,842
Paid guarantee benefits	(38,661)	(35,894)	(1,892)	0	(76,447)
Change in unrealized investment gains and losses	928	102,124	5	0	103,057
Balance at December 31, 2016	387,993	4,058,181	27,038	5,041,008	9,514,220
Incurred guarantee benefits(1)	16,999	808,834	(8,653)	411,575	1,228,755
Paid guarantee benefits	(25,942)	(14,642)	(1,377)	0	(41,961)
Change in unrealized investment gains and losses	11,288	144,937	123	0	156,348
Balance at December 31, 2017	390,338	4,997,310	17,131	5,452,583	10,857,362
Incurred guarantee benefits(1)	71,467	717,444	1,889	136,256	927,056
Paid guarantee benefits	(35,800)	(76,944)	(2,032)	0	(114,776)
Change in unrealized investment gains and losses	(14,437)	(405,956)	(178)	0	(420,571)
Balance at December 31, 2018	$411,568	$5,231,854	$16,810	$5,588,839	$11,249,071

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

Sales Inducements
(in thousands)
Balance at December 31, 2015	$684,844
Capitalization	932
Amortization-Impact of assumption and experience unlocking and true-ups	11,817
Amortization-All other	(144,670)
Change in unrealized investment gains (losses)	(2,802)
Other(1)	(550,121)
Balance at December 31, 2016	0

(1)	Represents ceded DSI upon reinsurance agreements with PALAC and Prudential Insurance in 2016. See Note 1 and Note 9 for additional information.

There were no deferred sales inducements balances at December 31, 2018 and 2017 because they were fully ceded.
9. REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), PAR U, Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, GUL Re, DART, its parent company Prudential Insurance, as well as third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016 and its affiliate UPARC through June 30, 2017. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate the Company's capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities to PALAC excluding the PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Through June 30, 2017, the Company had an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. See below for additional information on the change effective July 1, 2017 related to the recapture of the no-lapse guarantee risks that were previously reinsured to UPARC. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 4 for additional information related to the accounting for embedded derivatives.
Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2018	2017(1)
	(in thousands)
Reinsurance recoverables	$34,682,127	$32,521,264
Policy loans	(130,502)	(124,843)
Deferred policy acquisition costs	(7,267,847)	(6,832,729)
Deferred sales inducements	(562,052)	(638,065)
Other assets(2)	185,573	205,430
Policyholders’ account balances	5,004,112	5,004,885
Future policy benefits	3,376,048	3,301,841
Other liabilities(3)	621,856	605,155

(1)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior period revisions have also been reflected in the Consolidated Financial Statements. See Note 16 for a more detailed description of the revision.

(2)	"Other assets" includes $0.1 million of unaffiliated activity as of both December 31, 2018 and 2017.

(3)	"Other liabilities" includes $27 million and $73 million of unaffiliated activity as of December 31, 2018 and 2017, respectively.
The reinsurance recoverables by counterparty are broken out below:

	December 31, 2018	December 31, 2017
	(in thousands)
PAR U	$11,444,032	$11,111,272
PALAC	8,828,190	8,388,988
PURC	4,127,455	3,577,962
PARCC	2,527,690	2,546,673
GUL Re	2,017,810	1,772,950
PAR Term	1,678,745	1,559,618
Prudential of Taiwan	1,414,669	1,406,686
Term Re	1,259,141	966,509
Prudential Insurance(1)	1,226,917	1,118,004
DART	119,946	0
Unaffiliated	37,532	72,602
Total reinsurance recoverables	$34,682,127	$32,521,264

(1)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior period revisions have also been reflected in the Consolidated Financial Statements. See Note 16 for a more detailed description of the revision.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, were as follows:

	2018	2017(8)	2016(8)
	(in thousands)
Premiums:
Direct	$1,807,809	$1,720,896	$1,621,531
Assumed(1)	230	194	359
Ceded(2)	(1,757,231)	(1,666,384)	(2,447,832)
Net premiums	50,808	54,706	(825,942)
Policy charges and fee income:
Direct	3,248,574	3,459,134	2,804,446
Assumed	497,751	473,573	533,648
Ceded(3)	(3,212,998)	(3,657,014)	(2,550,899)
Net policy charges and fee income	533,327	275,693	787,195
Net investment income:
Direct	330,058	356,291	378,969
Assumed	1,581	1,484	1,411
Ceded	(6,352)	(5,365)	(4,430)
Net investment income	325,287	352,410	375,950
Asset administration fees:
Direct	346,727	340,461	310,178
Assumed	0	0	0
Ceded	(332,359)	(322,868)	(225,735)
Net asset administration fees	14,368	17,593	84,443
Other income:
Direct	68,931	62,830	50,475
Assumed(4)	96	390	(161)
Ceded	(55)	(77)	21
Amortization of reinsurance income	3,992	4,606	(19,228)
Net other income	72,964	67,749	31,107
Realized investment gains (losses), net:
Direct	769,114	478,117	1,263,088
Assumed	0	0	0
Ceded(5)	(936,392)	(558,303)	(504,639)
Realized investment gains (losses), net	(167,278)	(80,186)	758,449
Policyholders’ benefits (including change in reserves):
Direct	2,647,574	2,436,537	2,440,897
Assumed(6)	599,589	584,909	596,196
Ceded(7)	(3,097,664)	(3,039,862)	(3,312,658)
Net policyholders’ benefits (including change in reserves)	149,499	(18,416)	(275,565)
Interest credited to policyholders’ account balances:
Direct	499,458	350,262	413,328
Assumed	141,307	135,123	131,953
Ceded	(468,772)	(316,994)	(244,061)
Net interest credited to policyholders’ account balances	171,993	168,391	301,220
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(1,587,360)	(1,302,020)	(840,010)

(1)	"Premiums assumed" includes $0.2 million, $0.2 million and $0.4 million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(2)	"Premiums ceded" includes $(0.2) million, $0.0 million and $0.0 million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	"Policy charges ceded" includes $(20) million, $(8) million and $(4) million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	"Other income assumed" includes $0.1 million, $0.4 million and $(0.2) million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

(5)	"Realized investment gains (losses), net ceded" includes $(34) million, $(20) million and $(30) million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

(6)
"Policyholders' benefits (including change in reserves) assumed" includes $0.0 million, $0.4 million and $0.0 million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

(7)
"Policyholders' benefits (including change in reserves) ceded" includes $(10) million, $4 million and $5 million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

(8)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior period revisions have also been reflected in the Consolidated Financial Statements. See Note 16 for a more detailed description of the revision.

The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2018	2017	2016
	(in thousands)
Direct gross life insurance face amount in force	$936,489,617	$882,333,743	$827,832,976
Assumed gross life insurance face amount in force	40,811,929	41,782,959	42,566,514
Reinsurance ceded	(901,709,295)	(854,053,110)	(805,796,078)
Net life insurance face amount in force	$75,592,251	$70,063,592	$64,603,412
Information regarding significant affiliated reinsurance agreements is described below.
PAR U
Pruco Life reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain of its universal policies, with effective dates prior to January 1, 2011.
Effective July 1, 2012, PLNJ reinsures an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain of its universal policies, excluding those policies that are subject to principles-based reserving.
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
PURC
Pruco Life reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as certain of its universal policies, with effective dates from January 1, 2011 through December 31, 2013 with PURC and 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain of its universal policies, with effective dates from January 1, 2014 through December 31, 2016.
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
Prudential of Taiwan
On January 31, 2001, Pruco Life transferred all of its assets and liabilities associated with its Taiwanese branch, including its Taiwanese insurance book of business, to Prudential of Taiwan, an affiliated company. The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, Pruco Life is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against Pruco Life.
The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under U.S. GAAP. Under this accounting treatment, the insurance related liabilities remain on the books of Pruco Life and an offsetting reinsurance recoverable is established. These assets and liabilities are denominated in U.S. dollars.
Term Re
The Company reinsures 95% of the risks under its term life insurance policies, with effective dates on or after January 1, 2014, through December 31, 2017, through an automatic coinsurance agreement with Term Re.
Prudential Insurance
The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement has been terminated for certain new business, primarily Universal Life insurance policies. Effective July 1, 2017, the Company reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Information regarding significant third-party reinsurance arrangements is described below.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to "highest daily" living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier Retirement Variable Annuity, to Union Hamilton. During that time period, the Company ceded approximately $2.9 billion of new rider premiums to Union Hamilton under this agreement. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of December 31, 2018, $2.9 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
10. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current tax expense (benefit):
U.S. Federal	$36,739	$(52,502)	$(99,443)
State and local	0	0	49
Total	36,739	(52,502)	(99,394)
Deferred tax expense (benefit):
U.S. Federal	(89,380)	(104,326)	30,902
Total	(89,380)	(104,326)	30,902
Total income tax expense (benefit)	(52,641)	(156,828)	(68,492)
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(55,174)	43,372	3,322
Additional paid-in capital	0	824	587
Total income tax expense (benefit)	$(107,815)	$(112,632)	$(64,583)
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and applicable for 2018 and 35% applicable for the periods prior to 2018, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Expected federal income tax expense	$12,136	$60,007	$117,849
Non-taxable investment income	(49,845)	(157,408)	(146,324)
Tax credits	(40,272)	(29,506)	(30,916)
Domestic production activities deduction, net	0	(10,447)	(9,488)
Changes in tax law	3,618	(20,165)	0
Settlements with taxing authorities	20,984	0	0
Other	738	691	387
Reported income tax expense (benefit)	$(52,641)	$(156,828)	$(68,492)
Effective tax rate	(91.1)%	(91.5)%	(20.3)%
The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” The Company’s effective tax rate for fiscal years 2018, 2017 and 2016 was (91.1)%, (91.5)% and (20.3)%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2018 and 35% applicable for the periods prior to 2018, and the Company’s effective tax rate during the periods presented:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:

Tax Act of 2017 - On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $20 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017 which is inclusive of the impacts to prior periods due to the revision as discussed in Note 16. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the Tax Act of 2017 using reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. During 2018, the Company completed the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interpreted any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, and recognized a $1 million increase in income tax benefit for a total of $21 million recognized from the reduction in net deferred tax liabilities to reflect the reduction in the U.S. tax rate from 35% to 21%.

2018 Industry Issue Resolution ("IIR") - In August 2018, the IRS released a Directive to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the methodology specified in the Directive resulted in an acceleration of taxable income for the Company’s 2017 tax return for which the tax expense was calculated at 35% and an increase in future tax deduction for the same amount to be realized at 21% netting to a $5 million increase to income tax expense.

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $47 million of the total $50 million of 2018 non-taxable investment income, $155 million of the total $157 million of 2017 non-taxable investment income, and $142 million of the total $146 million of 2016 non-taxable investment income. The DRD for the current period was estimated using information from 2017, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Insurance reserves	$245,488	$171,504
Investments	8,283	0
Other	1,897	0
Deferred tax assets	255,668	171,504
Deferred tax liabilities:
Deferred policy acquisition costs	55,030	39,501
Net unrealized gains on securities	0	61,294
Investments	95,294	100,269
Other	0	7,944
Deferred tax liabilities	150,324	209,008
Net deferred tax asset (liability)	$105,344	$(37,504)

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
The Company had no valuation allowance as of December 31, 2018 and 2017. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $58 million, $170 million and $321 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated.

	2018	2017	2016
	(in thousands)
Balance at January 1,	$30,196	$9,488	$0
Increases in unrecognized tax benefits-prior years	0	12,373	4,744
(Decreases) in unrecognized tax benefits-prior years	0	0	0
Increases in unrecognized tax benefits-current year	0	8,335	4,744
(Decreases) in unrecognized tax benefits-current year	0	0	0
Settlements with taxing authorities	(30,196)	0	0
Balance at December 31,	$0	$30,196	$9,488
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$0	$30,196	$9,488
The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit).
At December 31, 2018, the Company remains subject to examination in the U.S. for tax years 2015 through 2017.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

11. EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. Each of the components that comprise OCI are described in further detail in Note 2 (Foreign Currency Translation Adjustment and Net Unrealized Investment Gains (Losses)). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	(8)	74,040	74,032
Amounts reclassified from AOCI	0	(64,540)	(64,540)
Income tax benefit (expense)	3	(3,325)	(3,322)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	259	164,482	164,741
Amounts reclassified from AOCI	0	(26,998)	(26,998)
Income tax benefit (expense)	(91)	(43,281)	(43,372)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(17,745)	(257,432)	(275,177)
Amounts reclassified from AOCI	0	(2,549)	(2,549)
Income tax benefit (expense)	581	54,593	55,174
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,499	30,449
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)

(1)	Includes cash flow hedges of $22 million, $(18) million, and $41 million as of December 31, 2018, 2017 and 2016, respectively.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$15,889	$(1,103)	$7,915
Net unrealized investment gains (losses) on available-for-sale securities(4)	(13,340)	28,101	56,625
Total net unrealized investment gains (losses)	2,549	26,998	64,540
Total reclassifications for the period	$2,549	$26,998	$64,540

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other invested assets and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$5,196	$(1,305)	$1,069	$(1,767)	$3,193
Net investment gains (losses) on investments arising during the period	1,238	0	0	(433)	805
Reclassification adjustment for (gains) losses included in net income	(1,107)	0	0	387	(720)
Reclassification adjustment for OTTI losses excluded from net income(1)	(444)	0	0	155	(289)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	393	0	(138)	255
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(437)	153	(284)
Balance, December 31, 2016	$4,883	$(912)	$632	$(1,643)	$2,960
Net investment gains (losses) on investments arising during the period	375	0	0	(119)	256
Reclassification adjustment for (gains) losses included in net income	(3,699)	0	0	1,171	(2,528)
Reclassification adjustment for OTTI losses excluded from net income(1)	50	0	0	(16)	34
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	813	0	(289)	524
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(610)	214	(396)
Balance, December 31, 2017	$1,609	$(99)	$22	$(682)	$850
Net investment gains (losses) on investments arising during the period	(2,150)	0	0	451	(1,699)
Reclassification adjustment for (gains) losses included in net income	(20)	0	0	4	(16)
Reclassification adjustment for OTTI losses excluded from net income(1)	(128)	0	0	27	(101)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(53)	0	11	(42)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	15	(3)	12
Balance, December 31, 2018	$(689)	$(152)	$37	$(192)	$(996)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$111,837	$(96,620)	$80,015	$(33,223)	$62,009
Net investment gains (losses) on investments arising during the period	(70,379)	0	0	24,633	(45,746)
Reclassification adjustment for (gains) losses included in net income	65,647	0	0	(22,976)	42,671
Reclassification adjustment for OTTI losses excluded from net income(1)	444	0	0	(155)	289
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(132)	0	46	(86)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	14,276	(4,996)	9,280
Balance, December 31, 2016	$107,549	$(96,752)	$94,291	$(36,671)	$68,417
Net investment gains (losses) on investments arising during the period	134,613	0	0	(42,628)	91,985
Reclassification adjustment for (gains) losses included in net income	30,697	0	0	(9,721)	20,976
Reclassification adjustment for OTTI losses excluded from net income(1)	(50)	0	0	16	(34)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	98,584	0	(35,060)	63,524
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(123,289)	43,151	(80,138)
Balance, December 31, 2017	$272,809	$1,832	$(28,998)	$(80,913)	$164,730
Net investment gains (losses) on investments arising during the period	(284,672)	0	0	59,778	(224,894)
Reclassification adjustment for (gains) losses included in net income	(2,529)	0	0	531	(1,998)
Reclassification adjustment for OTTI losses excluded from net income(1)	128	0	0	(27)	101
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(67,575)	0	14,190	(53,385)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	97,003	(20,369)	76,634
Cumulative effect of adoption of ASU 2016-01	(2,368)	0	0	829	(1,539)
Cumulative effect of adoption of ASU 2018-02	0	0	0	30,499	30,499
Balance, December 31, 2018	$(16,632)	$(65,743)	$68,005	$4,518	$(9,852)

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

12. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the AZDOI. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.
Statutory net income (loss) for the Company, including its subsidiary PLNJ, amounted to $192 million, $(503) million and $578 million for the years ended December 31, 2018, 2017 and 2016, respectively. Statutory surplus of the Company, including its subsidiary PLNJ, amounted to $1,461 million and $1,365 million at December 31, 2018 and 2017, respectively.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $146 million in 2019 without prior approval. The Company paid dividends to Prudential Insurance of $0 million, $250 million and $2,593 million in 2018, 2017 and 2016, respectively.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. "General and administrative expenses" include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2018, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $6 million, $9 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $23 million, $26 million and $23 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $28 million for each of the years ended December 31, 2018, 2017 and 2016.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $10 million for each of the years ended December 31, 2018, 2017 and 2016.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $739 million, $633 million and $709 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $69 million, $66 million and $58 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Corporate Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,631 million at December 31, 2018 and $3,688 million at December 31, 2017. Fees related to these COLI policies were $45 million, $44 million and $42 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per policy.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $13 million, $14 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $88 million and $79 million as of December 31, 2018 and 2017, respectively. "Net investment income" related to these ventures includes a loss of $1 million for the year ended December 31, 2018, a gain of $8 million and $2 million for the years ended December 31, 2017 and 2016, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the AST. Income received from ASTISI and PGIM Investments related to this agreement was $333 million, $323 million and $295 million for the years ended December 31, 2018, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $10 million, $14 million and $13 million for the years ended December 31, 2018, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2018	2017
							(in thousands)
U.S. dollar floating rate notes			2028	3.83%	-	4.25%	$6,502	$6,551
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	128,140	126,020
Total long-term notes receivable - affiliated(1)							$134,642	$132,571

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.
The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.
Accrued interest receivable related to these loans was $1 million at both December 31, 2018 and 2017, and is included in “Other assets”. Revenues related to these assets were $5 million, $5 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2018 and 2017:

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)
				(in thousands)
PALAC	January 2017	Purchase	Fixed Maturities & Short-Term Investments	$29	$29	$0	$0
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293	$0
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584	$0
UPARC	September 2017	Transfer In	Other Invested Assets	$37,354	$37,354	$0	$0
GUL Re	September 2017	Transfer Out	Other Invested Assets	$72,354	$72,354	$0	$0
GUL Re	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$1,254,457	$1,195,697	$0	$58,760
Prudential Financial	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
Prudential Financial	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
UPARC	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$417,067	$385,459	$0	$31,608
UPARC	September 2017	Transfer In	Trading Account Assets	$6,225	$5,002	$0	$1,223
GUL Re	September 2017	Transfer Out	Trading Account Assets	$6,225	$5,002	$0	$1,223
UPARC	September 2017	Purchase	Other Invested Assets	$20,685	$20,685	$0	$0
UPARC	November 2017	Purchase	Fixed Maturities & Short-Term Investments	$41,250	$34,332	$0	$6,919
Prudential Insurance	December 2017	Sale	Commercial Mortgages	$106,199	$105,191	$655	$0
DART	January 2018	Purchase	Other Invested Assets	$21,457	$21,457	$0	$0
PALAC	April 2018	Purchase	Fixed Maturities	$64,313	$64,313	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$87,486	$87,486	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$37,921	$37,921	$0	$0
Prudential Realty Securities, Inc.	November 2018	Purchase	Commercial Mortgages	$3,259	$3,425	$0	$(167)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Debt Agreements
The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company prepaid $125 million of its debt and reassigned all the remaining debt to PALAC and Prudential Insurance as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. As of December 31, 2018 and 2017, there was no debt outstanding.
The total interest expense to the Company related to loans payable to affiliates was $0.7 million, $0.8 million and $13 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Contributed Capital and Dividends
In March of 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance. In March and July of 2017, the Company received capital contributions in the amounts of $5 million and $149 million, respectively, from Prudential Insurance. In March and June of 2016, the Company received capital contributions in the amounts of $5 million and $200 million, respectively, from Prudential Insurance.
Through December of 2018, the Company did not pay any dividends. In December of 2017, the Company paid a dividend in the amount of $250 million to Prudential Insurance. In April of 2016, the Company paid dividends in the amounts of $2,593 million to Prudential Insurance.
Reinsurance with Affiliates
As discussed in Note 9, the Company participates in reinsurance transactions with certain affiliates.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial loans. As of December 31, 2018 and 2017, the outstanding balances on these commitments were $14 million and $15 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2018 and 2017, $257 million and $196 million, respectively, of these commitments were outstanding.
Guarantees
In July 2017, the Company formed a joint venture with CT Corp to provide life insurance solutions in Indonesia. The Company owns a 49% interest in the joint venture and has entered into a shareholders agreement with CT Corp that sets out their respective rights and obligations with respect to the joint venture. Among other things, the shareholders agreement obligates the Company and CT Corp to provide capital to the joint venture, as necessary to comply with applicable law or to maintain a specified minimum amount of capital in the joint venture. This obligation is not limited to a maximum amount. The Company does not expect to make any payments on this guarantee and is not carrying any liabilities associated with the guarantee.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
Prudential Financial has received inquiries, requests for information, subpoenas and a civil investigative demand related to this matter from state and federal regulators, including its lead state insurance regulator, the New Jersey Department of Banking and Insurance ("NJDOBI"), state attorneys general and federal legislators, and is responding to these requests. Prudential Financial has also received shareholder demands for certain books and records under New Jersey law. Prudential Financial may become subject to additional regulatory inquiries and other investigations and actions, shareholder demands and litigation related to this matter. Prudential Financial has provided notice to Wells Fargo that it may seek indemnification under the MyTerm distribution agreement between the parties. In December 2017, NJDOBI ended its investigation and concluded that there was no evidence of improper activity by Prudential regarding the sale and marketing of MyTerm policies to Wells Fargo customers. In November 2018, the Company and Wells Fargo resolved the Company’s claims emanating from the MyTerm distribution agreement. This matter is now closed.
Behfarin v. Pruco Life
In July 2017, a putative class action complaint entitled Richard Behfarin v. Pruco Life Insurance Company was filed in the United States District Court for the Central District of California, alleging that the Company imposes charges on owners of universal life policies to cure defaults and/or reinstate lapses, that are inconsistent with the applicable universal life policy. The complaint includes claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California law, and seeks unspecified damages along with declaratory and injunctive relief. In September 2017, the Company filed its answer to the complaint. In September 2018, plaintiff filed a motion for class certification.

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
Unclaimed Property
In 2011 the New York Attorney General subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, in 2011 the New York Office of Unclaimed Funds commenced an audit of the Company’s compliance with New York’s unclaimed property laws.
Securities Lending and Foreign Tax Reclaim Matter
In 2016, Prudential Financial self-reported to the SEC and the U.S. Department of Labor ("DOL"), and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments due to a long-standing restriction benefiting Prudential Financial that limited the availability of loanable securities. Prudential Financial has removed the restriction and implemented a remediation plan for the benefit of customers. As part of Prudential Financial’s review of this matter, in 2018 it further self-reported to the SEC, and notified other regulators, that in some cases it failed to timely process foreign tax reclaims for the separate account investments. Prudential Financial has corrected the foreign tax reclaim process and has implemented a remediation plan for the benefit of customers.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2018
Total revenues	$188,712	$248,288	$183,330	$209,146
Total benefits and expenses	179,469	224,981	166,760	200,479
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	9,243	23,307	16,570	8,667
Net income (loss)	$11,304	$36,226	$18,725	$42,383
2017 (1)
Total revenues	$210,959	$287,079	$(21,860)	$211,787
Total benefits and expenses	185,770	(44,363)	193,996	181,112
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	25,189	331,442	(215,856)	30,675
Net income (loss)	$46,017	$341,052	$(177,196)	$117,920
(1) The variability in the quarterly results for 2017 was primarily due to the recapture of the risks related to the no-lapse guarantees that were previously reinsured to UPARC. See Note 9 for additional information.
16. REVISION TO PRIOR YEAR INFORMATION
Revisions to 2018, 2017 and 2016 Consolidated Financial Statements
In 2018, the Company identified an error in the calculation of reserves for certain individual life products that impacted several line items within previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct this error as shown below. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements.
Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements as of and for the years ended December 31, 2017 and 2016, which are presented herein, have been revised. Similarly, impacted prior periods presented within the Quarterly Report on Form 10-Q for the period ended March 31, 2019 will be revised, as presented below.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Financial Position

	Year Ended December 31, 2017
	As Previously Reported	Revision	As Revised
	(in thousands)
ASSETS
Reinsurance recoverables	$32,555,500	$(34,236)	$32,521,264
TOTAL ASSETS	$172,459,576	$(34,236)	$172,425,340
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$18,593,130	$(31,580)	$18,561,550
Income taxes	32,440	3,883	36,323
Other liabilities	1,060,123	(21,151)	1,038,972
TOTAL LIABILITIES	169,638,940	(48,848)	169,590,092
EQUITY
Retained earnings	$1,511,698	$14,612	$1,526,310
TOTAL EQUITY	2,820,636	14,612	2,835,248
TOTAL LIABILITIES AND EQUITY	$172,459,576	$(34,236)	$172,425,340

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$254,542	$21,151	$275,693	$787,195	$0	$787,195
TOTAL REVENUES	666,814	21,151	687,965	1,211,202	0	1,211,202
BENEFITS AND EXPENSES
Policyholders' benefits	(38,380)	19,964	(18,416)	(260,200)	(15,365)	(275,565)
TOTAL BENEFITS AND EXPENSES	496,551	19,964	516,515	889,854	(15,365)	874,489
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	170,263	1,187	171,450	321,348	15,365	336,713
Income tax expense (benefit)	(154,654)	(2,174)	(156,828)	(73,869)	5,377	(68,492)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	324,917	3,361	328,278	395,217	9,988	405,205
NET INCOME (LOSS)	$324,432	$3,361	$327,793	$395,217	$9,988	$405,205
COMPREHENSIVE INCOME (LOSS)	$418,803	$3,361	$422,164	$401,387	$9,988	$411,375

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	(UNAUDITED)
	Three Months Ended March 31, 2018
	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$125,896	$3,259	$129,155
TOTAL REVENUES	185,453	3,259	188,712
BENEFITS AND EXPENSES
Policyholders' benefits	48,955	2,781	51,736
Amortization of deferred policy acquisition costs	26,604	(459)	26,145
TOTAL BENEFITS AND EXPENSES	177,147	2,322	179,469
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	8,306	937	9,243
Income tax expense (benefit)	(2,448)	(251)	(2,699)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	10,754	1,188	11,942
NET INCOME (LOSS)	$10,116	$1,188	$11,304
COMPREHENSIVE INCOME (LOSS)	$(105,158)	$1,188	$(103,970)

Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2015	$3,635,147	$1,263	$3,636,410	$4,482,425	$1,263	$4,483,688
Comprehensive income (loss):
Net income (loss)	395,217	9,988	405,205	395,217	9,988	405,205
Total comprehensive income (loss)				401,387	9,988	411,375
Balance, December 31, 2016	$1,437,266	$11,251	$1,448,517	$2,496,803	$11,251	$2,508,054
Comprehensive income (loss):
Net income (loss)	324,432	3,361	327,793	324,432	3,361	327,793
Total comprehensive income (loss)				418,803	3,361	422,164
Balance, December 31, 2017	$1,511,698	$14,612	$1,526,310	$2,820,636	$14,612	$2,835,248

	(UNAUDITED)
	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2017	$1,511,698	$14,612	$1,526,310	$2,820,636	$14,612	$2,835,248
Comprehensive income (loss):
Net income (loss)	10,116	1,188	11,304	10,116	1,188	11,304
Total comprehensive income (loss)				(105,158)	1,188	(103,970)
Balance, March 31, 2018	$1,499,351	$15,798	$1,515,149	$2,727,375	$15,798	$2,743,173

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows

	December 31, 2017			December 31, 2016
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$324,432	$3,361	$327,793	$395,217	$9,988	$405,205
Future policy benefits	1,934,713	(14,273)	1,920,440	1,816,665	(15,366)	1,801,299
Reinsurance recoverables	(2,080,452)	34,237	(2,046,215)	(1,764,242)	0	(1,764,242)
Income taxes	(74,156)	(2,174)	(76,330)	(45,147)	5,378	(39,769)
Other, net	47,594	(21,151)	26,443	(110,850)	0	(110,850)
Cash flows from (used in) operating activities	103,832	0	103,832	(6,919)	0	(6,919)

	(UNAUDITED)
	March 31, 2018
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$10,116	$1,188	$11,304
Policy charges and fee income	(24,173)	476	(23,697)
Future policy benefits	511,380	(2,968)	508,412
Reinsurance recoverables	(430,215)	5,748	(424,467)
Deferred policy acquisition costs	(45,184)	(458)	(45,642)
Income taxes	(2,651)	(251)	(2,902)
Other, net	(93,619)	(3,735)	(97,354)
Cash flows from (used in) operating activities	(7,769)	0	(7,769)

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2018 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2019 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018 (the “Proxy Statement”).
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	43
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2018	126
	Any remaining schedules provided for in the applicable SEC regulations are omitted because they are either inapplicable or the relevant information is provided elsewhere within this Form 10-K.
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

PRUCO LIFE INSURANCE COMPANY
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2018
(in thousands)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$75,049	$77,470	$77,470
Obligations of U.S. states and their political subdivisions	609,955	622,758	622,758
Foreign governments	208,009	201,947	201,947
Asset-backed securities	156,818	157,596	157,596
Residential mortgage-backed securities	88,862	89,063	89,063
Commercial mortgage-backed securities	347,570	346,396	346,396
Public utilities	716,578	719,019	719,019
All other corporate bonds	3,037,920	2,980,702	2,980,702
Redeemable preferred stock	4,142	4,644	4,644
Total fixed maturities, available-for-sale	$5,244,903	$5,199,595	$5,199,595
Equity securities:
Common stocks:
Other common stocks	$1,008	$3,658	$3,658
Mutual funds	19,839	20,790	20,790
Perpetual preferred stocks	10,977	12,474	12,474
Total equity securities, at fair value	$31,824	$36,922	$36,922
Fixed maturities, trading	$44,759	$41,627	$41,627
Commercial mortgage and other loans(2)	1,209,150		1,209,150
Policy loans	1,236,077		1,236,077
Other invested assets	377,429		377,429
Total investments	$8,144,142		$8,100,800
 __________

(1)	For fixed maturities available-for-sale, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At carrying value, which is net of allowance for credit losses.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 7th day of March 2019.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Kent D. Sluyter
Kent D. Sluyter
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2019.

Signature	Title

/s/ Kent D. Sluyter	President,
Kent D. Sluyter	Chief Executive Officer and Director

/s/ John Chieffo	Vice President,
John Chieffo	Chief Financial Officer, Principal Accounting Officer and Director

*Nandini Mongia	Director
Nandini Mongia

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Christine Knight	Director
Christine Knight

*Candace J. Woods	Director
Candace J. Woods

*Caroline A. Feeney	Director
Caroline A. Feeney

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)