Form 10-Q
period 2019-03-31
PRUCO LIFE INSURANCE CO
filed 2019-05-09
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission file number 033-37587
____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable	Not Applicable
As of May 9, 2019, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2019 and December 31, 2018 (in thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2019 – $5,468,161; 2018 - $5,244,903)	$5,606,209	$5,199,595
Fixed maturities, trading, at fair value (amortized cost: 2019 – $44,759; 2018 – $44,759)	43,000	41,627
Equity securities, at fair value (cost: 2019 – $28,920; 2018 – $31,824)	34,747	36,922
Policy loans	1,251,094	1,236,077
Commercial mortgage and other loans	1,212,618	1,209,150
Other invested assets (includes $88,109 and $120,717 measured at fair value at March 31, 2019 and December 31, 2018, respectively)	358,288	377,429
Total investments	8,505,956	8,100,800
Cash and cash equivalents	403,283	416,840
Deferred policy acquisition costs	1,675,860	1,613,922
Accrued investment income	89,358	88,278
Reinsurance recoverables	36,106,323	34,682,127
Receivables from parent and affiliates	278,050	289,580
Income taxes receivable	29,763	46,102
Other assets	378,154	365,219
Separate account assets	128,998,408	119,077,916
TOTAL ASSETS	$176,465,155	$164,680,784
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$22,209,376	$22,059,692
Future policy benefits	20,943,806	19,476,394
Cash collateral for loaned securities	10,334	11,063
Payables to parent and affiliates	217,073	229,345
Other liabilities	1,133,756	1,093,143
Separate account liabilities	128,998,408	119,077,916
TOTAL LIABILITIES	173,512,753	161,947,553
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,146,588	1,146,592
Retained earnings	1,699,109	1,612,435
Accumulated other comprehensive income (loss)	104,205	(28,296)
TOTAL EQUITY	2,952,402	2,733,231
TOTAL LIABILITIES AND EQUITY	$176,465,155	$164,680,784

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2019 and 2018 (in thousands)

	Three Months Ended March 31,
	2019	2018
REVENUES
Premiums	$13,994	$7,915
Policy charges and fee income	139,189	129,155
Net investment income	93,250	77,915
Asset administration fees	3,657	3,473
Other income	20,957	19,296
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,784)	(594)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	(379)	0
Other realized investment gains (losses), net	(45,472)	(48,448)
Total realized investment gains (losses), net	(48,635)	(49,042)
TOTAL REVENUES	222,412	188,712
BENEFITS AND EXPENSES
Policyholders’ benefits	39,478	51,736
Interest credited to policyholders’ account balances	44,197	40,798
Amortization of deferred policy acquisition costs	19,179	26,145
General, administrative and other expenses	47,944	60,790
TOTAL BENEFITS AND EXPENSES	150,798	179,469
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	71,614	9,243
Income tax expense (benefit)	(16,880)	(2,699)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	88,494	11,942
Equity in earnings of operating joint venture, net of taxes	(706)	(638)
NET INCOME (LOSS)	$87,788	$11,304
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	6,049	(923)
Net unrealized investment gains (losses)	160,085	(145,051)
Total	166,134	(145,974)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	33,633	(30,700)
Other comprehensive income (loss), net of tax	132,501	(115,274)
COMPREHENSIVE INCOME (LOSS)	$220,289	$(103,970)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
Cumulative effect of adoption of accounting changes(1)			(1,114)	0	(1,114)
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		(4)			(4)
Comprehensive income (loss):
Net income (loss)			87,788		87,788
Other comprehensive income (loss), net of tax				132,501	132,501
Total comprehensive income (loss)					220,289
Balance, March 31, 2019	$2,500	$1,146,588	$1,699,109	$104,205	$2,952,402

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$1,141,092	$1,526,310	$165,346	$2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,399)	30,399	0
Contributed capital		5,500			5,500
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			11,304		11,304
Other comprehensive income (loss), net of tax				(115,274)	(115,274)
Total comprehensive income (loss)					(103,970)
Balance, March 31, 2018	$2,500	$1,146,592	$1,515,151	$78,932	$2,743,175

(1)	Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87,788	$11,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(28,634)	(23,697)
Interest credited to policyholders’ account balances	44,197	40,798
Realized investment (gains) losses, net	48,635	49,042
Amortization and other non-cash items	(21,640)	(9,397)
Change in:
Future policy benefits	437,726	508,412
Reinsurance recoverables	(423,868)	(424,467)
Accrued investment income	(1,080)	(1,537)
Net payables to/receivables from parent and affiliates	(6,905)	29,615
Deferred policy acquisition costs	(74,610)	(45,642)
Income taxes	(16,996)	(2,902)
Derivatives, net	66,403	(41,944)
Other, net	(83,032)	(97,354)
Cash flows from (used in) operating activities	27,984	(7,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	70,725	69,410
Equity securities	3,553	6
Policy loans	38,542	39,271
Ceded policy loans	(3,325)	(5,192)
Short-term investments	0	3,513
Commercial mortgage and other loans	12,184	16,369
Other invested assets	4,784	2,502
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(298,629)	(188,613)
Equity securities	(110)	(5,000)
Policy loans	(42,342)	(35,689)
Ceded policy loans	4,344	4,957
Short-term investments	0	(3,400)
Commercial mortgage and other loans	(14,143)	(69,717)
Other invested assets	(10,745)	(30,358)
Notes receivable from parent and affiliates, net	8,251	3,853
Derivatives, net	306	(776)
Other, net	(1,408)	(1,465)
Cash flows from (used in) investing activities	(228,013)	(200,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,284,926	1,119,440
Ceded policyholders’ account deposits	(854,083)	(757,139)
Policyholders’ account withdrawals	(858,819)	(694,382)
Ceded policyholders’ account withdrawals	602,592	437,445
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(729)	(19,593)
Contributed (distributed) capital - parent/child asset transfers	(5)	0
Net change in financing arrangements (maturities 90 days or less)	0	80
Drafts outstanding	12,590	(9,136)
Cash flows from (used in) financing activities	186,472	76,715
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,557)	(131,383)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	416,840	212,569
CASH AND CASH EQUIVALENTS, END OF PERIOD	$403,283	$81,186

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2019 and 2018.

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

Pruco Life has one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey (“PLNJ”) and had one indirect subsidiary formed in 2009 for the purpose of holding certain commercial mortgage loans and other investments, which ceased operations and was dissolved as of December 31, 2018. Pruco Life and its subsidiary are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revision to Prior Period Consolidated Financial Statements

In 2018, the Company identified an error in the calculation of reserves for certain individual life insurance products that impacted several line items within previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 11 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

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

ASU adopted during the three months ended March 31, 2019.

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative-effect adjustment to retained earnings was immaterial.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting. The ASU eliminates separate measurement and recording of hedge ineffectiveness. It requires entities to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported and also requires expanded disclosures.
January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative-effect adjustment to retained earnings and accumulated other comprehensive income (loss) ("AOCI") related to ineffectiveness of the hedge instruments outstanding at the date of the adoption was immaterial. See Note 4 for additional required disclosures.

ASU issued but not yet adopted as of March 31, 2019 — ASU 2018-12

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other ASU issued but not yet adopted as of March 31, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

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
The Company does not plan to early adopt this ASU and is currently assessing its impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$77,354	$2,645	$0	$79,999	$0
Obligations of U.S. states and their political subdivisions	608,071	31,553	18	639,606	0
Foreign government bonds	209,128	8,172	2,488	214,812	0
U.S. public corporate securities	1,926,382	96,244	17,364	2,005,262	0
U.S. private corporate securities	890,441	19,701	9,185	900,957	0
Foreign public corporate securities	289,697	10,112	3,953	295,856	0
Foreign private corporate securities	885,807	19,955	25,216	880,546	0
Asset-backed securities(1)	148,802	1,462	531	149,733	(85)
Commercial mortgage-backed securities	345,909	7,239	1,379	351,769	0
Residential mortgage-backed securities(2)	86,570	1,482	383	87,669	(172)
Total fixed maturities, available-for-sale	$5,468,161	$198,565	$60,517	$5,606,209	$(257)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.2 million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$75,049	$2,427	$6	$77,470	$0
Obligations of U.S. states and their political subdivisions	609,955	15,154	2,351	622,758	0
Foreign government bonds	208,009	2,137	8,199	201,947	0
U.S. public corporate securities	1,739,860	46,166	54,401	1,731,625	0
U.S. private corporate securities	890,748	11,181	18,591	883,338	0
Foreign public corporate securities	270,428	3,746	12,151	262,023	0
Foreign private corporate securities	857,604	9,797	40,022	827,379	0
Asset-backed securities(1)	156,818	1,528	750	157,596	(122)
Commercial mortgage-backed securities	347,570	3,353	4,527	346,396	0
Residential mortgage-backed securities(2)	88,862	1,268	1,067	89,063	(177)
Total fixed maturities, available-for-sale	$5,244,903	$96,757	$142,065	$5,199,595	$(299)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	6,771	18	6,771	18
Foreign government bonds	4,181	28	71,392	2,460	75,573	2,488
U.S. public corporate securities	110,017	2,347	330,357	15,017	440,374	17,364
U.S. private corporate securities	54,835	4,183	194,614	5,002	249,449	9,185
Foreign public corporate securities	7,508	93	83,890	3,860	91,398	3,953
Foreign private corporate securities	114,485	3,592	228,928	21,624	343,413	25,216
Asset-backed securities	98,426	473	10,015	58	108,441	531
Commercial mortgage-backed securities	0	0	110,228	1,379	110,228	1,379
Residential mortgage-backed securities	186	1	28,181	382	28,367	383
Total fixed maturities, available-for-sale	$389,638	$10,717	$1,064,376	$49,800	$1,454,014	$60,517

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$630	$6	$630	$6
Obligations of U.S. states and their political subdivisions	124,776	1,571	31,215	780	155,991	2,351
Foreign government bonds	77,055	3,184	59,700	5,015	136,755	8,199
U.S. public corporate securities	784,916	37,635	213,147	16,766	998,063	54,401
U.S. private corporate securities	263,934	9,159	287,031	9,432	550,965	18,591
Foreign public corporate securities	124,764	6,286	72,725	5,865	197,489	12,151
Foreign private corporate securities	424,921	22,605	127,201	17,417	552,122	40,022
Asset-backed securities	112,527	650	6,523	100	119,050	750
Commercial mortgage-backed securities	49,616	434	116,786	4,093	166,402	4,527
Residential mortgage-backed securities	34,249	240	32,432	827	66,681	1,067
Total fixed maturities, available-for-sale	$1,996,758	$81,764	$947,390	$60,301	$2,944,148	$142,065

As of March 31, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $46.4 million and $121.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $14.1 million and $20.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2019, the $49.8 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and energy sectors. As of December 31, 2018, the $60.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$206,941	$208,192
Due after one year through five years	705,933	703,752
Due after five years through ten years	993,523	1,008,175
Due after ten years	2,980,483	3,096,919
Asset-backed securities	148,802	149,733
Commercial mortgage-backed securities	345,909	351,769
Residential mortgage-backed securities	86,570	87,669
Total fixed maturities, available-for-sale	$5,468,161	$5,606,209

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$24,787	$16,852
Proceeds from maturities/prepayments	52,875	54,310
Gross investment gains from sales and maturities	949	144
Gross investment losses from sales and maturities	(1,970)	(359)
OTTI recognized in earnings(2)	(3,163)	(594)

(1)	Includes $6.9 million and $1.8 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2019 and 2018, respectively.

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

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$1,291	$4,374
New credit loss impairments	3,022	0
Increases due to the passage of time on previously recorded credit losses	10	37
Reductions for securities which matured, paid down, prepaid or were sold during the period	(593)	(42)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(120)	(25)
Balance, end of period	$3,610	$4,344

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.7 million and $(1.2) million during the three months ended March 31, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$356,454	29.3%	$362,811	29.9%
Hospitality	15,969	1.3	16,083	1.3
Industrial	271,953	22.5	263,999	21.8
Office	191,236	15.7	187,450	15.5
Other	131,850	10.9	131,961	10.9
Retail	192,381	15.8	193,473	16.0
Total commercial mortgage loans	1,159,843	95.5	1,155,777	95.4
Agricultural property loans	54,833	4.5	55,438	4.6
Total commercial mortgage and agricultural property loans by property type	1,214,676	100.0%	1,211,215	100.0%
Allowance for credit losses	(2,058)		(2,065)
Total commercial mortgage and other loans	$1,212,618		$1,209,150

As of March 31, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (21%), Texas (14%) and New York (7%)) and included loans secured by properties in Europe (6%), Australia (4%) and Mexico (2%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$1,728	$66	$1,794
Addition to (release of) allowance for credit losses	298	(27)	271
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	2,026	39	2,065
Addition to (release of) allowance for credit losses	(10)	3	(7)
Charge-offs, net of recoveries	0	0	0
Balance at March 31, 2019	$2,016	$42	$2,058

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,016	42	2,058
Total ending balance(1)	$2,016	$42	$2,058
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,159,843	54,833	1,214,676
Total ending balance(1)	$1,159,843	$54,833	$1,214,676

(1)	As of March 31, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,026	39	2,065
Total ending balance(1)	$2,026	$39	$2,065
Recorded investment(2):
Individually evaluated for impairment	$0	$816	$816
Collectively evaluated for impairment	1,155,777	54,622	1,210,399
Total ending balance(1)	$1,155,777	$55,438	$1,211,215

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$698,110	$14,468	$0	$712,578
60%-69.99%	316,532	16,469	0	333,001
70%-79.99%	114,257	27,612	0	141,869
80% or greater	27,000	0	228	27,228
Total commercial mortgage and agricultural property loans	$1,155,899	$58,549	$228	$1,214,676

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,159,843	$0	$0	$0	$1,159,843	$0
Agricultural property loans	54,833	0	0	0	54,833	0
Total	$1,214,676	$0	$0	$0	$1,214,676	$0

(1)	As of March 31, 2019, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,155,777	$0	$0	$0	$1,155,777	$0
Agricultural property loans	55,438	0	0	0	55,438	0
Total	$1,211,215	$0	$0	$0	$1,211,215	$0

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

For the three months ended March 31, 2019 and 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended March 31, 2019, there were $5 million of commercial mortgage and other loans sold. For the three months ended March 31, 2018, there were no commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Company’s investment in separate accounts	$41,577	$40,126
LPs/LLCs:
Equity method:
Private equity	158,754	149,164
Hedge funds	59,513	57,171
Real estate-related	10,335	10,251
Subtotal equity method	228,602	216,586
Fair value:
Private equity	61,817	60,118
Hedge funds	769	762
Real estate-related	10,055	9,024
Subtotal fair value	72,641	69,904
Total LPs/LLCs	301,243	286,490
Derivative instruments	15,468	50,813
Total other invested assets	$358,288	$377,429

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$56,266	$53,260
Fixed maturities, trading	308	266
Equity securities, at fair value	221	221
Commercial mortgage and other loans	12,491	12,405
Policy loans	16,199	15,904
Short-term investments and cash equivalents	2,311	323
Other invested assets	9,911	115
Gross investment income	97,707	82,494
Less: investment expenses	(4,457)	(4,579)
Net investment income	$93,250	$77,915

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities(1)	$(4,184)	$(809)
Commercial mortgage and other loans	7	131
LPs/LLCs	12	847
Derivatives	(44,477)	(49,193)
Short-term investments and cash equivalents	7	(18)
Realized investment gains (losses), net	$(48,635)	$(49,042)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$(408)	$(689)
Fixed maturity securities, available-for-sale—all other	138,456	(44,619)
Derivatives designated as cash flow hedges(1)	15,441	22,122
Affiliated notes	2,899	810
Other investments	4,942	5,055
Net unrealized gains (losses) on investments	$161,330	$(17,321)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,109	$0	$3,109	$8,169	$0	$8,169
Foreign government bonds	2,121	0	2,121	0	0	0
U.S. public corporate securities	2,745	0	2,745	628	0	628
Foreign public corporate securities	2,359	0	2,359	2,266	0	2,266
Total cash collateral for loaned securities(1)	$10,334	$0	$10,334	$11,063	$0	$11,063

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
• Interest rate contracts: futures, swaps, options, swaptions, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	March 31, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$738,998	$33,171	$(19,619)	$719,476	$38,333	$(16,638)
Total Derivatives Designated as Hedge Accounting Instruments	$738,998	$33,171	$(19,619)	$719,476	$38,333	$(16,638)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$246,925	$20,945	$0	$246,925	$15,665	$(3,174)
Foreign Currency
Foreign Currency Forwards	23,318	331	(38)	23,043	277	(20)
Credit
Credit Default Swaps	0	0	0	756	0	(9)
Currency/Interest Rate
Foreign Currency Swaps	113,062	5,987	(1,035)	98,363	6,303	(2,109)
Equity
Equity Options	2,123,153	70,934	(19,071)	1,981,693	17,312	(4,912)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$2,506,458	$98,197	$(20,144)	$2,350,780	$39,557	$(10,224)
Total Derivatives(1)(2)	$3,245,456	$131,368	$(39,763)	$3,070,256	$77,890	$(26,862)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $6,459 million and $5,589 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables" or "Other liabilities," was a net asset of $6,468 million and $5,600 million as of March 31, 2019 and December 31, 2018, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from Prudential Annuities Life Assurance Corporation ("PALAC") and Prudential Insurance was a net asset of $6,430 million and $5,585 million and the fair value related to the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income ("HDI") v.3.0 from Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, was a net asset of $38 million and $15 million as of March 31, 2019 and December 31, 2018, respectively. See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $53 million and $13 million as of March 31, 2019 and December 31, 2018, respectively. There were no related reinsurance recoverables at each respective period.

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

	March 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$131,365	$(115,900)	$15,465	$(12,809)	$2,656
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$131,365	$(115,900)	$15,465	$(12,809)	$2,656
Offsetting of Financial Liabilities:
Derivatives(1)	$39,763	$(39,763)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$39,763	$(39,763)	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$77,887	$(27,078)	$50,809	$(7,307)	$43,502
Securities purchased under agreements to resell	143,000	0	143,000	(143,000)	0
Total Assets	$220,887	$(27,078)	$193,809	$(150,307)	$43,502
Offsetting of Financial Liabilities:
Derivatives(1)	$26,862	$(26,862)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$26,862	$(26,862)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(160)	$2,069	$(1,515)	$(6,654)
Total cash flow hedges	(160)	2,069	(1,515)	(6,654)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,616	0	0	0
Currency	(20)	0	0	0
Currency/Interest Rate	1,430	0	1	0
Credit	(1)	0	0	0
Equity	28,863	0	0	0
Embedded Derivatives	(82,205)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(44,317)	0	1	0
Total	$(44,477)	$2,069	$(1,514)	$(6,654)

	Three Months Ended March 31, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(517)	$1,538	$(664)	$(22,862)
Total cash flow hedges	(517)	1,538	(664)	(22,862)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(9,401)	0	0	0
Currency	(556)	0	0	0
Currency/Interest Rate	(3,334)	0	(23)	0
Credit	(1)	0	0	0
Equity	(4,757)	0	0	0
Embedded Derivatives	(30,627)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(48,676)	0	(23)	0
Total	$(49,193)	$1,538	$(687)	$(22,862)

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$22,122
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	(27)
Amount recorded in AOCI
Currency/Interest Rate	(6,260)
Total amount recorded in AOCI	(6,260)
Amount reclassified from AOCI to income
Currency/Interest Rate	(394)
Total amount reclassified from AOCI to income	(394)
Balance, March 31, 2019	$15,441

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2019 values, it is estimated that a pre-tax gain of $7 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2020, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.

There were no material amounts reclassified from AOCI into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of March 31, 2019 and December 31, 2018.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0.0 million and $1 million reported as of March 31, 2019 and December 31, 2018, respectively with a fair value of $0.0 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,811	$32,188	$0	$79,999
Obligations of U.S. states and their political subdivisions	0	639,606	0	0	639,606
Foreign government bonds	0	214,648	164	0	214,812
U.S. corporate public securities	0	2,005,259	3	0	2,005,262
U.S. corporate private securities	0	857,453	43,504	0	900,957
Foreign corporate public securities	0	295,645	211	0	295,856
Foreign corporate private securities	0	869,304	11,242	0	880,546
Asset-backed securities(2)	0	147,000	2,733	0	149,733
Commercial mortgage-backed securities	0	274,698	77,071	0	351,769
Residential mortgage-backed securities	0	87,669	0	0	87,669
Subtotal	0	5,439,093	167,116	0	5,606,209
Fixed maturities, trading	0	43,000	0	0	43,000
Equity securities	140	18,616	15,991	0	34,747
Cash equivalents	104,949	250,219	0	0	355,168
Other invested assets(3)	0	131,364	4	(115,900)	15,468
Reinsurance recoverables	0	0	6,468,704	0	6,468,704
Receivables from parent and affiliates	0	120,687	7,792	0	128,479
Subtotal excluding separate account assets	105,089	6,002,979	6,659,607	(115,900)	12,651,775
Separate account assets(4)(5)	0	124,615,650	0	0	124,615,650
Total assets	$105,089	$130,618,629	$6,659,607	$(115,900)	$137,267,425
Future policy benefits(6)	$0	$0	$6,459,377	$0	$6,459,377
Policyholders' account balances	0	0	53,136	0	53,136
Payables to parent and affiliates	0	39,763	0	(39,763)	0
Total liabilities	$0	$39,763	$6,512,513	$(39,763)	$6,512,513

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,654	$29,816	$0	$77,470
Obligations of U.S. states and their political subdivisions	0	622,758	0	0	622,758
Foreign government bonds	0	201,947	0	0	201,947
U.S. corporate public securities	0	1,731,623	2	0	1,731,625
U.S. corporate private securities	0	838,497	44,841	0	883,338
Foreign corporate public securities	0	262,023	0	0	262,023
Foreign corporate private securities	0	815,634	11,745	0	827,379
Asset-backed securities(2)	0	151,040	6,556	0	157,596
Commercial mortgage-backed securities	0	346,396	0	0	346,396
Residential mortgage-backed securities	0	89,063	0	0	89,063
Subtotal	0	5,106,635	92,960	0	5,199,595
Fixed maturities, trading	0	41,627	0	0	41,627
Equity securities	131	20,794	15,997	0	36,922
Cash equivalents	69,903	147,043	0	0	216,946
Other invested assets(3)	0	77,886	4	(27,078)	50,812
Reinsurance recoverables	0	0	5,600,008	0	5,600,008
Receivables from parent and affiliates	0	125,381	9,261	0	134,642
Subtotal excluding separate account assets	70,034	5,519,366	5,718,230	(27,078)	11,280,552
Separate account assets(4)(5)	0	114,947,872	0	0	114,947,872
Total assets	$70,034	$120,467,238	$5,718,230	$(27,078)	$126,228,424
Future policy benefits(6)	$0	$0	$5,588,840	$0	$5,588,840
Policyholders' account balances	0	0	13,015	0	13,015
Payables to parent and affiliates	0	26,862	0	(26,862)	0
Total liabilities	$0	$26,862	$5,601,855	$(26,862)	$5,601,855

(1)
“Netting” amounts represent cash collateral of $76.1 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2019 and December 31, 2018, the fair values of such investments were $73 million and $70 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). As of March 31, 2019 and December 31, 2018, the fair value of such investments was $4,383 million and $4,130 million, respectively.

(6)
As of March 31, 2019, the net embedded derivative liability position of $6,459 million includes $623 million of embedded derivatives in an asset position and $7,082 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $5,589 million includes $633 million of embedded derivatives in an asset position and $6,222 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$23,065	Discounted cash flow	Discount rate	8.25%	20.00%	13.69%	Decrease
		Liquidation	Liquidation value	13.18%	13.18%	13.18%	Increase
Reinsurance recoverables	$6,468,704	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$6,459,377	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.12%	1.35%		Decrease
			Utilization rate(6)	50%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	22%		Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$31,503	Discounted cash flow	Discount rate	7.00%	20.00%	10.21%	Decrease
		Liquidation	Liquidation value	40.71%	40.71%	40.71%	Increase
Reinsurance recoverables	$5,600,008	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$5,588,840	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.36%	1.60%		Decrease
			Utilization rate(6)	50%	97%		Increase
			Withdrawal rate	See table footnote (7) below
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$2,372	$0	$0	$0	$0	$0	$0	$32,188	$0
Foreign government	0	5	0	0	0	0	0	159	0	164	0
Corporate securities(4)	56,588	(3,412)	1,331	(28)	0	(7,097)	1	7,577	0	54,960	(3,163)
Structured securities(5)	6,556	1,268	0	(1)	0	(3,979)	0	75,960	0	79,804	0
Other assets:
Equity securities	15,997	(6)	0	0	0	0	0	0	0	15,991	(6)
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	5,600,008	633,318	235,378	0	0	0	0	0	0	6,468,704	677,444
Receivables from parent and affiliates	9,261	111	0	0	0	(1,580)	0	0	0	7,792	0
Liabilities:
Future policy benefits	(5,588,840)	(637,102)	0	0	(233,435)	0	0	0	0	(6,459,377)	(681,227)
Policyholders' account balances	(13,015)	(33,614)	0	0	0	(6,507)	0	0	0	(53,136)	(33,614)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,402)	$0	$164	$99	$(3,163)	$0
Other assets:
Equity securities	0	(6)	0	0	0	(6)
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	633,318	0	0	0	677,444	0
Receivables from parent and affiliates	0	0	0	111	0	0
Liabilities:
Future policy benefits	(637,102)	0	0	0	(681,227)	0
Policyholders' account balances	(33,614)	0	0	0	(33,614)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$19,204	$0	$2,365	$0	$0	$0	$0	$0	$0	$21,569	$0
Foreign government	0	(8)	0	0	0	0	174	0	0	166	0
Corporate securities(4)	75,421	936	1,022	0	0	(4,570)	15	0	(209)	72,615	(26)
Structured securities(5)	111,028	131	190	0	0	(3,195)	0	13,513	(26,794)	94,873	0
Other assets:
Equity securities	17,525	(486)	0	0	0	0	0	0	0	17,039	(486)
Other invested assets	0	1	0	0	0	0	0	9	0	10	2
Short-term investments	1,339	(18)	3,400	0	0	(3,513)	(14)	0	0	1,194	(18)
Reinsurance recoverables	5,457,649	(1,462,992)	219,457	0	0	0	0	0	0	4,214,114	(1,409,320)
Receivables from parent and affiliates	0	(20)	0	0	0	0	0	6,551	0	6,531	0
Liabilities:
Future policy benefits	(5,452,583)	1,487,555	0	0	(226,345)	0	0	0	0	(4,191,373)	1,433,872
Policyholders' account balances	(46,651)	5,013	0	0	0	2,122	0	0	0	(39,516)	5,013
Other liabilities	0	(24,780)	8,825	0	0	0	0	0	0	(15,955)	(24,780)

	Three Months Ended March 31, 2018(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$68	$0	$914	$77	$(26)	$0
Other assets:
Equity securities	0	(486)	0	0	0	(486)
Other invested assets	1	0	0	0	2	0
Short-term investments	(18)	0	0	0	(18)	0
Reinsurance recoverables	(1,462,992)	0	0	0	(1,409,320)	0
Receivables from parent and affiliates	0	(20)	0	0	0	0
Liabilities:
Future policy benefits	1,487,555	0	0	0	1,433,872	0
Policyholders' account balances	5,013	0	0	0	5,013	0
Other liabilities	(24,780)	0	0	0	(24,780)	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(5)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(6)	Prior period amounts have been updated to conform to current period presentation.

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

	March 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,240,689	$1,240,689	$1,212,618
Policy loans	0	0	1,251,094	1,251,094	1,251,094
Cash and cash equivalents	48,115	0	0	48,115	48,115
Accrued investment income	0	89,358	0	89,358	89,358
Receivables from parent and affiliates	0	149,571	0	149,571	149,571
Other assets	0	35,112	0	35,112	35,112
Total assets	$48,115	$274,041	$2,491,783	$2,813,939	$2,785,868
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,226,786	$276,008	$1,502,794	$1,507,136
Cash collateral for loaned securities	0	10,334	0	10,334	10,334
Payables to parent and affiliates	0	217,073	0	217,073	217,073
Other liabilities	0	358,256	0	358,256	358,256
Total liabilities	$0	$1,812,449	$276,008	$2,088,457	$2,092,799

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,214,350	$1,214,350	$1,209,150
Policy loans	0	0	1,236,077	1,236,077	1,236,077
Cash and cash equivalents	56,894	143,000	0	199,894	199,894
Accrued investment income	0	88,278	0	88,278	88,278
Receivables from parent and affiliates	0	154,938	0	154,938	154,938
Other assets	0	28,950	0	28,950	28,950
Total assets	$56,894	$415,166	$2,450,427	$2,922,487	$2,917,287
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,206,747	$272,322	$1,479,069	$1,486,929
Cash collateral for loaned securities	0	11,063	0	11,063	11,063
Payables to parent and affiliates	0	229,345	0	229,345	229,345
Other liabilities	0	372,997	0	372,997	372,997
Total liabilities	$0	$1,820,152	$272,322	$2,092,474	$2,100,334

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

6.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, Gibraltar Universal Life Reinsurance Company ("GUL Re") and Dryden Arizona Reinsurance Term Company (“DART”), its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables	$36,106,323	$34,682,127
Policy loans	(132,433)	(130,502)
Deferred policy acquisition costs	(7,255,866)	(7,267,847)
Deferred sales inducements	(567,015)	(562,052)
Other assets(1)	171,968	185,573
Policyholders’ account balances	4,986,354	5,004,112
Future policy benefits	3,619,334	3,376,048
Other liabilities(2)	653,666	621,856

(1)	“Other assets” includes $0.1 million of unaffiliated activity as of both March 31, 2019 and December 31, 2018.

(2)	“Other liabilities” includes $39 million and $27 million of unaffiliated activity as of March 31, 2019 and December 31, 2018, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2019	December 31, 2018
	(in thousands)
PAR U	$11,680,401	$11,444,032
PALAC	9,622,605	8,828,190
PURC	4,211,368	4,127,455
PARCC	2,484,194	2,527,690
GUL Re	2,044,196	2,017,810
PAR Term	1,691,610	1,678,745
Prudential of Taiwan	1,424,669	1,414,669
Term Re	1,347,453	1,259,141
Prudential Insurance	1,355,025	1,226,917
DART	168,676	119,946
Unaffiliated	76,126	37,532
Total reinsurance recoverables	$36,106,323	$34,682,127

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2019	2018(8)
	(in thousands)
Premiums:
Direct	$462,271	$441,955
Assumed(1)	54	60
Ceded(2)	(448,331)	(434,100)
Net premiums	13,994	7,915
Policy charges and fee income:
Direct	853,195	846,247
Assumed	126,959	121,709
Ceded(3)	(840,965)	(838,801)
Net policy charges and fee income	139,189	129,155
Net investment income:
Direct	94,558	79,149
Assumed	396	373
Ceded	(1,704)	(1,607)
Net investment income	93,250	77,915
Asset administration fees:
Direct	83,868	87,033
Assumed	0	0
Ceded	(80,211)	(83,560)
Net asset administration fees	3,657	3,473
Other income:
Direct	19,798	17,253
Assumed(4)	(200)	(90)
Ceded	(23)	(52)
Amortization of reinsurance income	1,382	2,185
Net other income	20,957	19,296
Realized investment gains (losses), net:
Direct	(635,511)	1,474,762
Assumed	0	0
Ceded(5)	586,876	(1,523,804)
Realized investment gains (losses), net	(48,635)	(49,042)
Policyholders’ benefits (including change in reserves):
Direct	646,311	651,672
Assumed(6)	211,750	112,802
Ceded(7)	(818,583)	(712,738)
Net policyholders’ benefits (including change in reserves)	39,478	51,736
Interest credited to policyholders’ account balances:
Direct	94,691	124,734
Assumed	30,657	36,517
Ceded	(81,151)	(120,453)
Net interest credited to policyholders’ account balances	44,197	40,798
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(344,015)	(434,371)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	"Premiums assumed" includes $0.1 million of unaffiliated activity for both the three months ended March 31, 2019 and 2018.

(2)	"Premiums ceded" includes $(0.1) million and $0 million of unaffiliated activity for the three months ended March 31, 2019, and 2018 respectively.

(3)	"Policy charges and fee income ceded" includes $(5) million and $(2) million of unaffiliated activity for the three months ended March 31, 2019 and 2018, respectively.

(4)	"Other income assumed" includes $(0.2) million and $(0.1) million of unaffiliated activity for the three months ended March 31, 2019 and 2018, respectively.

(5)	“Realized investment gains (losses), net ceded” includes $14 million and $(38) million of unaffiliated activity for the three months ended March 31, 2019 and 2018, respectively.

(6)	"Policyholders' benefits (including change in reserves) assumed" includes $(0.2) million and $(0.1) million of unaffiliated activity for the three months ended March 31, 2019 and 2018, respectively.

(7)	"Policyholders' benefits (including change in reserves) ceded" includes $(2) million of unaffiliated activity for both the three months ended March 31, 2019 and 2018.

(8)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior period revisions have also been reflected in the Unaudited Interim Consolidated Financial Statements. See Note 11 for a more detailed description of the revision.

The gross and net amounts of life insurance face amount in force as of March 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Direct gross life insurance face amount in force	$951,643,226	$893,787,108
Assumed gross life insurance face amount in force	40,546,369	41,584,568
Reinsurance ceded	(913,655,428)	(864,942,222)
Net life insurance face amount in force	$78,534,167	$70,429,454

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

PALAC

Effective April 1, 2016, the Company entered into a reinsurance agreement with PALAC to reinsure its variable annuity base contracts, along with the living benefit guarantees, excluding the PLNJ business, which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiaries, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of March 31, 2019, $3.1 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected "Income tax expense (benefit)" divided by projected "Income (loss) from operations before income taxes and equity in earnings of operating joint venture." Taxes attributable to the operating joint venture are recorded within "Equity in earnings of operating joint venture, net of taxes." The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(16.9) million, or (23.57)% of income (loss) before income taxes and equity in earnings of operating joint venture, in the first three months of 2019, compared to $(2.7) million, or (29.20)%, in the first three months of 2018. The Company's current and prior effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income and tax credits.

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	6,049	156,295	162,344
Amounts reclassified from AOCI	0	3,790	3,790
Income tax benefit (expense)	(19)	(33,614)	(33,633)
Balance, March 31, 2019	$(11,418)	$115,623	$104,205

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(923)	(145,541)	(146,464)
Amounts reclassified from AOCI	0	490	490
Income tax benefit (expense)	194	30,506	30,700
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,449	30,399
Balance, March 31, 2018	$(1,013)	$79,945	$78,932

(1)
Includes cash flow hedges of $15 million and $(18) million as of March 31, 2019 and December 31, 2018, respectively, and $1 million and $41 million as of March 31, 2018 and December 31, 2017, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$394	$319
Net unrealized investment gains (losses) on available-for-sale securities	(4,184)	(809)
Total net unrealized investment gains (losses)(4)	(3,790)	(490)
Total reclassifications for the period	$(3,790)	$(490)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits, policyholders’ account balances and other liabilities.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(689)	$(152)	$37	$(192)	$(996)
Net investment gains (losses) on investments arising during the period	573	0	0	(120)	453
Reclassification adjustment for (gains) losses included in net income	(85)	0	0	18	(67)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(207)	0	0	43	(164)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	110	0	(23)	87
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(65)	14	(51)
Balance, March 31, 2019	$(408)	$(42)	$(28)	$(260)	$(738)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(16,632)	$(65,743)	$68,005	$4,518	$(9,852)
Net investment gains (losses) on investments arising during the period	174,288	0	0	(36,596)	137,692
Reclassification adjustment for (gains) losses included in net income	3,875	0	0	(814)	3,061
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	207	0	0	(43)	164
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	141,369	0	(29,684)	111,685
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(159,980)	33,591	(126,389)
Balance, March 31, 2019	$161,738	$75,626	$(91,975)	$(29,028)	$116,361

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The expense charged to the Company for the deferred compensation program was $3 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $5 million and $6 million for the three months ended March 31, 2019 and 2018, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $6 million and $7 million for the three months ended March 31, 2019 and 2018, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $179 million and $175 million for the three months ended March 31, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $17 million and $18 million for the three months ended March 31, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,014 million at March 31, 2019 and $3,631 million at December 31, 2018. Fees related to these COLI policies were $13 million and $12 million for the three months ended March 31, 2019 and 2018. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for both the three months ended March 31, 2019 and 2018. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $96 million and $88 million as of March 31, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes a gain of $5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $81 million and $84 million for the three months ended March 31, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended March 31, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2019 and December 31, 2018 were as follows:

	Maturity Dates			Interest Rates			March 31, 2019	December 31, 2018
							(in thousands)
U.S. dollar floating rate notes	2028			4.02%	-	4.23%	$0	$6,502
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	128,479	128,140
Total notes receivable - affiliated(1)							$128,479	$134,642

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued interest receivable related to these loans was $0.6 million and $1 million at March 31, 2019 and December 31, 2018, respectively, and is included in “Other assets”. Revenues related to these assets were $1 million for both the three months ended March 31, 2019 and 2018, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
DART	January 2018	Purchase	Other Invested Assets	$21,457	$21,457	$0	$0
PALAC	April 2018	Purchase	Fixed Maturities	$64,313	$64,313	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$87,486	$87,486	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$37,921	$37,921	$0	$0
Prudential Realty Securities, Inc.	November 2018	Purchase	Commercial Mortgages	$3,259	$3,425	$0	$(167)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$4,995	$5,000	$(4)	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of March 31, 2019 and December 31, 2018, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Contributed Capital and Dividends

Through March 2019, the Company did not receive any capital contributions from Prudential Insurance. In March 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.

Through March 2019, the Company did not pay any dividends to Prudential Insurance. In 2018, the Company did not pay any dividends.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2019 and December 31, 2018, the outstanding balances on these commitments were $40 million and $14 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2019 and December 31, 2018, $276 million and $257 million, respectively, of these commitments were outstanding.

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

Contingent Liabilities

On an ongoing basis, the Company and its regulators review its operations including, but not limited to, sales and other customer interface procedures and practices, and procedures for meeting obligations to our customers and other parties. These reviews may result in the modification or enhancement of processes or the imposition of other action plans, including concerning management oversight, sales and other customer interface procedures and practices, and the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

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

The DOL’s review of the securities lending matter is closed. Prudential Financial is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of both matters that would potentially involve charges under the Investment Advisers Act and financial remedies. Prudential Financial cannot predict the outcome of the discussions with the SEC regarding these matters.

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

11.    REVISION TO PRIOR YEAR INFORMATION

Revisions to 2018 Consolidated Financial Statements

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

Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC SAB No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements as of and for the three months ended March 31, 2018 have been revised.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2018
	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$125,896	$3,259	$129,155
TOTAL REVENUES	185,453	3,259	188,712
BENEFITS AND EXPENSES
Policyholders' benefits	48,955	2,781	51,736
Amortization of deferred policy acquisition costs	26,604	(459)	26,145
TOTAL BENEFITS AND EXPENSES	177,147	2,322	179,469
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	8,306	937	9,243
Income tax expense (benefit)	(2,448)	(251)	(2,699)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	10,754	1,188	11,942
NET INCOME (LOSS)	$10,116	$1,188	$11,304
COMPREHENSIVE INCOME (LOSS)	$(105,158)	$1,188	$(103,970)

Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2017	$1,511,698	$14,612	$1,526,310	$2,820,636	$14,612	$2,835,248
Comprehensive income (loss):
Net income (loss)	10,116	1,188	11,304	10,116	1,188	11,304
Total comprehensive income (loss)				(105,158)	1,188	(103,970)
Balance, March 31, 2018	$1,499,351	$15,800	$1,515,151	$2,727,375	$15,800	$2,743,175

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$10,116	$1,188	$11,304
Policy charges and fee income	(24,173)	476	(23,697)
Future policy benefits	511,380	(2,968)	508,412
Reinsurance recoverables	(430,215)	5,748	(424,467)
Deferred policy acquisition costs	(45,184)	(458)	(45,642)
Income taxes	(2,651)	(251)	(2,902)
Other, net	(93,619)	(3,735)	(97,354)
Cash flows from (used in) operating activities	(7,769)	0	(7,769)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2019, compared with December 31, 2018, and its consolidated results of operations for the three months ended March 31, 2019 and 2018. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

For information on the potential impacts of regulation on the Company see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, a trend of rising interest rates may enhance our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may approach or exceed the overall portfolio yield. Conversely, if interest rates were to decline, our reinvestment yield may fall below our overall portfolio yield, resulting in an unfavorable impact to earnings.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to 3.75% over ten years.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

March 31, 2019 versus December 31, 2018

Total assets increased $11.8 billion, from $164.7 billion at December 31, 2018 to $176.5 billion at March 31, 2019. Significant components were:

•	Separate account assets increased $9.9 billion, primarily driven by favorable market performance and net inflows partially offset by policy charges;

•
Reinsurance recoverables increased $1.4 billion, primarily driven by continued universal and term life business growth and an increase in the annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by credit spread tightening and declining rates, partially offset by favorable equity markets;

•	Total investments and cash and cash equivalents increased $0.4 billion primarily driven by universal, term and variable life business growth and unrealized investment gains due to declining rates; and

•
Deferred policy acquisition costs increased $0.1 billion primarily driven by capitalization of acquisition costs in excess of amortization driven by business growth, partially offset by an increase in ceded DAC to affiliates.

Total liabilities increased $11.6 billion, from $161.9 billion at December 31, 2018 to $173.5 billion at March 31, 2019. Significant components were:

•	Separate account liabilities increased $9.9 billion, corresponding to the increase in separate account assets described above;

•
Future policy benefits increased $1.5 billion, primarily driven by growth in term and universal life business, the impact of unrealized gains on guaranteed minimum death benefits reserves and an increase in the annuity reinsured living benefit liabilities, as discussed above; and

•
Policyholders’ account balances increased $0.1 billion, primarily driven by business growth in the life and annuities businesses and unearned revenue reserve ("URR") capitalization, partially offset by a decrease in URR as a result of unrealized gains.

Total equity increased $0.2 billion, from $2.7 billion at December 31, 2018 to $2.9 billion at March 31, 2019, primarily driven by an accumulated other comprehensive income increase of $0.1 billion driven by unrealized investment gains and an increase of $0.1 billion from after tax net income.

Results of Operations

Income (loss) from Operations before Income Taxes

2019 to 2018 Three Months Comparison

Income (loss) from operations before income taxes increased $63 million from $9 million for the three months ended March 31, 2018 to $72 million for the three months ended March 31, 2019. This was primarily driven by underwriting profits in the life business as a result of business growth, higher profits on principle-based reserving ("PBR") products that are retained in the Company and not reinsured to our affiliated captive reinsurance companies, and the impact from less unfavorable mortality. For more information on PBR products, please see the "Term and Universal Life Reserve Financing" section within the "Liquidity and Capital Resources" section below.

Revenues, Benefits and Expenses

2019 to 2018 Three Months Comparison

Revenues increased $34 million from $189 million for the three months ended March 31, 2018 to $222 million for the three months ended March 31, 2019 primarily driven by a $15 million increase in net investment income primarily driven by business growth and higher alternative income and a $10 million increase in Policy charges and fee income primarily driven by business growth and higher profits on PBR products, as discussed above.

Benefits and expenses decreased $28 million from $179 million for the three months ended March 31, 2018 to $151 million for the three months ended March 31, 2019 primarily driven by a $13 million decrease in general, administrative, and other expenses primarily driven by the favorable impact from deferred reinsurance activity in the annuities business and a $12 million decrease in policyholders' benefits primarily reflecting less unfavorable mortality.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with individual annuity products and (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year end. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with currently-sold highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

External Reinsurance
As of March 31, 2019, the living benefit guarantees associated with $3.1 billion of HDI v3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

Capital Hedge Program

We employ a capital hedge program within PALAC to further hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. Since the capital hedge program is conducted in PALAC, the results of the strategy do not directly impact the Company's results of operations or financial condition.

Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see "Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Capital

Our capital management framework is primarily based on statutory Risk-Based Capital ("RBC") measures. The RBC ratios are a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

In 2018, the NAIC’s RBC framework was revised to reflect the reduction of the corporate tax rate from 35% to 21% under the Tax Act of 2017. The revisions apply to the calculation of our RBC ratios, beginning as of December 31, 2018. While there is no impact on our ability to pay claims, these revisions to the RBC framework have had the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. In addition, the reinsurance of business or the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our use of captive reinsurance companies.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2019 and December 31, 2018 the Company had liquid assets of $6,087 million and $5,695 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $403 million and $417 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, $5,254 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

Term and Universal Life Reserve Financing

The Company uses affiliated captive reinsurance companies to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our affiliated captive reinsurers and the issuance of surplus notes by those affiliated captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval.
As of March 31, 2019, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.7 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $11.4 billion of surplus notes was outstanding as of December 31, 2018. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities" in the Annual Report on Form 10-K for the year ended December 31, 2018.
In addition, as of March 31, 2019, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of March 31, 2019, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.
The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. During 2017, the Company adopted principle-based reserving for its guaranteed universal life products and introduced updated versions of these products. The guaranteed universal life updated products support the principle-based statutory reserve level without the need for captive reserve financing. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer

32.2 Section 906 Certification of the Chief Financial Officer

101.INS - XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: May 9, 2019