Form 10-Q
period 2019-06-30
PRUCO LIFE INSURANCE CO
filed 2019-08-13
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Newark, NJ 07102
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 13, 2019, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2019 and December 31, 2018 (in thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2019 – $5,623,693; 2018 – $5,244,903)	$5,956,391	$5,199,595
Fixed maturities, trading, at fair value (amortized cost: 2019 – $50,775; 2018 – $44,759)	49,417	41,627
Equity securities, at fair value (cost: 2019 – $12,454; 2018 – $31,824)	17,774	36,922
Policy loans	1,263,413	1,236,077
Short-term investments	94	0
Commercial mortgage and other loans	1,225,668	1,209,150
Other invested assets (includes $87,580 and $120,717 measured at fair value at June 30, 2019 and December 31, 2018, respectively)	394,951	377,429
Total investments	8,907,708	8,100,800
Cash and cash equivalents	415,497	416,840
Deferred policy acquisition costs	1,720,404	1,613,922
Accrued investment income	93,167	88,278
Reinsurance recoverables	38,946,785	34,682,127
Receivables from parent and affiliates	268,854	289,580
Income taxes receivable	67,498	46,102
Other assets	370,240	365,219
Separate account assets	132,731,982	119,077,916
TOTAL ASSETS	$183,522,135	$164,680,784
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$24,169,202	$19,476,394
Policyholders’ account balances	22,058,265	22,059,692
Cash collateral for loaned securities	7,083	11,063
Payables to parent and affiliates	146,207	229,345
Other liabilities	1,262,599	1,093,143
Separate account liabilities	132,731,982	119,077,916
Total liabilities	180,375,338	161,947,553
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,146,588	1,146,592
Retained earnings	1,747,544	1,612,435
Accumulated other comprehensive income (loss)	250,165	(28,296)
Total equity	3,146,797	2,733,231
TOTAL LIABILITIES AND EQUITY	$183,522,135	$164,680,784

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2019 and 2018 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Premiums	$12,417	$14,903	$26,411	$22,818
Policy charges and fee income	148,671	169,004	287,860	298,159
Net investment income	105,562	81,649	198,812	159,564
Asset administration fees	3,961	3,544	7,618	7,017
Other income	14,998	16,078	35,955	35,374
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(57)	(2,784)	(651)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0	(379)	0
Other realized investment gains (losses), net	(52,250)	(36,833)	(97,722)	(85,281)
Total realized investment gains (losses), net	(52,250)	(36,890)	(100,885)	(85,932)
TOTAL REVENUES	233,359	248,288	455,771	437,000
BENEFITS AND EXPENSES
Policyholders’ benefits	46,291	40,441	85,769	92,177
Interest credited to policyholders’ account balances	50,710	42,555	94,907	83,353
Amortization of deferred policy acquisition costs	41,672	62,316	60,851	88,461
General, administrative and other expenses	80,564	79,669	128,508	140,459
TOTAL BENEFITS AND EXPENSES	219,237	224,981	370,035	404,450
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	14,122	23,307	85,736	32,550
Income tax expense (benefit)	(34,585)	(13,012)	(51,465)	(15,711)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	48,707	36,319	137,201	48,261
Equity in earnings of operating joint venture, net of taxes	(272)	(93)	(978)	(731)
NET INCOME (LOSS)	$48,435	$36,226	$136,223	$47,530
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	958	(5,667)	7,007	(6,590)
Net unrealized investment gains (losses)	183,514	(82,003)	343,599	(227,054)
Total	184,472	(87,670)	350,606	(233,644)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	38,512	(18,363)	72,145	(49,063)
Other comprehensive income (loss), net of taxes	145,960	(69,307)	278,461	(184,581)
Comprehensive income (loss)	$194,395	$(33,081)	$414,684	$(137,051)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
Cumulative effect of adoption of accounting changes(1)			(1,114)	0	(1,114)
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		(4)			(4)
Comprehensive income (loss):
Net income (loss)			87,788		87,788
Other comprehensive income (loss), net of tax				132,501	132,501
Total comprehensive income (loss)					220,289
Balance, March 31, 2019	2,500	1,146,588	1,699,109	104,205	2,952,402
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income:
Net income (loss)			48,435		48,435
Other comprehensive income (loss), net of taxes				145,960	145,960
Total comprehensive income (loss)					194,395
Balance, June 30, 2019	$2,500	$1,146,588	$1,747,544	$250,165	$3,146,797

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$1,141,092	$1,526,310	$165,346	$2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,399)	30,399	0
Contributed capital		5,500			5,500
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			11,304		11,304
Other comprehensive income (loss), net of tax				(115,274)	(115,274)
Total comprehensive income (loss)					(103,970)
Balance, March 31, 2018	2,500	1,146,592	1,515,151	78,932	2,743,175
Cumulative effect of adoption of ASU 2016-01			0	0	0
Cumulative effect of adoption of ASU 2018-02			(50)	50	0
Contributed capital		(113)			(113)
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income:
Net income (loss)			36,226		36,226
Other comprehensive income (loss), net of tax				(69,307)	(69,307)
Total comprehensive income (loss)					(33,081)
Balance, Balance, June 30, 2018	$2,500	$1,146,479	$1,551,327	$9,675	$2,709,981

(1)	Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$136,223	$47,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(135,809)	(75,175)
Interest credited to policyholders’ account balances	94,907	83,353
Realized investment (gains) losses, net	100,885	85,932
Amortization and other non-cash items	(52,217)	(20,135)
Change in:
Future policy benefits	1,388,982	870,715
Reinsurance recoverables	(1,339,652)	(799,012)
Accrued investment income	(4,889)	(3,172)
Net payables to/receivables from parent and affiliates	(69,192)	(41,905)
Deferred policy acquisition costs	(133,641)	(56,030)
Income taxes	(93,244)	22,585
Derivatives, net	98,778	(2,927)
Other, net	(32,189)	(127,216)
Cash flows from (used in) operating activities	(41,058)	(15,457)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	179,330	247,967
Fixed maturities, trading	0	0
Equity securities	21,656	90
Policy loans	78,129	77,733
Ceded policy loans	(6,285)	(7,833)
Short-term investments	369	6,244
Commercial mortgage and other loans	36,892	40,542
Other invested assets	10,206	7,171
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(566,299)	(524,177)
Fixed maturities, trading	(6,015)	0
Equity securities	(110)	(5,000)
Policy loans	(81,818)	(81,882)
Ceded policy loans	8,112	8,198
Short-term investments	(463)	(5,270)
Commercial mortgage and other loans	(53,190)	(82,690)
Other invested assets	(34,855)	(44,314)
Notes receivable from parent and affiliates, net	9,995	4,084
Derivatives, net	729	(327)
Other, net	(3,404)	(2,709)
Cash flows from (used in) investing activities	(407,021)	(362,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,702,683	2,331,075
Ceded policyholders’ account deposits	(1,784,740)	(1,572,155)
Policyholders’ account withdrawals	(1,712,728)	(1,462,569)
Ceded policyholders’ account withdrawals	1,241,925	956,062
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(3,980)	(20,031)
Contributed (distributed) capital - parent/child asset transfers	(5)	0
Net change in financing arrangements (maturities 90 days or less)	0	1,727
Drafts outstanding	3,581	3,158
Cash flows from (used in) financing activities	446,736	237,267
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,343)	(140,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	416,840	212,569
CASH AND CASH EQUIVALENTS, END OF PERIOD	$415,497	$72,206

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2019 and 2018.

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

Out of Period Adjustment

During the second quarter of 2019, the Company recorded an out of period adjustment resulting in a net increase of $11 million to "Income (loss) from operations before income taxes and equity in earnings of operating joint venture" for the three months ended June 30, 2019. This adjustment relates to investment income from equity method investments that should have been recorded during first quarter of 2019. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

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

ASU adopted during the six months ended June 30, 2019.

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

ASU issued but not yet adopted as of June 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In July 2019, the FASB made a tentative decision to defer the effective date of this ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. A final decision regarding the effective date is expected in the third quarter of 2019. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Other ASU issued but not yet adopted as of June 30, 2019

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

The Company is continuing to develop its expected credit loss models and related systems, processes and controls for assets held on the Consolidated Statement of Financial Position at amortized cost, the most significant of which are the commercial mortgage and other loans. The allowance for credit losses will likely increase when the ASU is adopted to cover expected credit losses over the lifetime of the commercial mortgage and other loans, incorporating reasonable and supportable forecasts and expected changes in future economic conditions. The extent of the impact of adoption of this ASU on the Company’s Consolidated Financial
Statements and Notes to the Consolidated Financial Statements will depend on various factors including the economic environment and the size and type of the commercial mortgage and other loans held on the date of adoption.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$79,486	$3,116	$0	$82,602	$0
Obligations of U.S. states and their political subdivisions	607,413	46,606	0	654,019	0
Foreign government bonds	210,007	18,321	14	228,314	0
U.S. public corporate securities	2,046,091	188,116	5,626	2,228,581	0
U.S. private corporate securities	895,094	37,967	5,825	927,236	0
Foreign public corporate securities	290,982	20,330	1,955	309,357	0
Foreign private corporate securities	904,665	36,202	22,921	917,946	0
Asset-backed securities(1)	139,728	1,481	287	140,922	(79)
Commercial mortgage-backed securities	366,856	14,736	10	381,582	0
Residential mortgage-backed securities(2)	83,371	2,531	70	85,832	(152)
Total fixed maturities, available-for-sale	$5,623,693	$369,406	$36,708	$5,956,391	$(231)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	0	0	8,511	14	8,511	14
U.S. public corporate securities	9,171	69	140,380	5,557	149,551	5,626
U.S. private corporate securities	24,292	3,547	54,624	2,278	78,916	5,825
Foreign public corporate securities	815	0	33,148	1,955	33,963	1,955
Foreign private corporate securities	80,817	1,041	184,542	21,880	265,359	22,921
Asset-backed securities	75,417	233	15,424	54	90,841	287
Commercial mortgage-backed securities	0	0	2,961	10	2,961	10
Residential mortgage-backed securities	0	0	7,947	70	7,947	70
Total fixed maturities, available-for-sale	$190,512	$4,890	$447,537	$31,818	$638,049	$36,708

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$630	$6	$630	$6
Obligations of U.S. states and their political subdivisions	124,776	1,571	31,215	780	155,991	2,351
Foreign government bonds	77,055	3,184	59,700	5,015	136,755	8,199
U.S. public corporate securities	784,916	37,635	213,147	16,766	998,063	54,401
U.S. private corporate securities	263,934	9,159	287,031	9,432	550,965	18,591
Foreign public corporate securities	124,764	6,286	72,725	5,865	197,489	12,151
Foreign private corporate securities	424,921	22,605	127,201	17,417	552,122	40,022
Asset-backed securities	112,527	650	6,523	100	119,050	750
Commercial mortgage-backed securities	49,616	434	116,786	4,093	166,402	4,527
Residential mortgage-backed securities	34,249	240	32,432	827	66,681	1,067
Total fixed maturities, available-for-sale	$1,996,758	$81,764	$947,390	$60,301	$2,944,148	$142,065

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $23.9 million and $121.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $12.8 million and $20.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2019, the $31.8 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and consumer non-cyclical sectors. As of December 31, 2018, the $60.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$162,744	$164,151
Due after one year through five years	701,515	707,518
Due after five years through ten years	1,005,349	1,046,082
Due after ten years	3,164,130	3,430,304
Asset-backed securities	139,728	140,922
Commercial mortgage-backed securities	366,856	381,582
Residential mortgage-backed securities	83,371	85,832
Total fixed maturities, available-for-sale	$5,623,693	$5,956,391

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$28,231	$117,235	$53,018	$134,087
Proceeds from maturities/prepayments	75,554	85,808	128,429	140,118
Gross investment gains from sales and maturities	(1,384)	(30)	(435)	114
Gross investment losses from sales and maturities	(1,105)	(3,231)	(3,075)	(3,590)
OTTI recognized in earnings(2)	0	(57)	(3,163)	(651)

(1)	Includes $2.1 million and $26.2 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2019 and 2018, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$3,610	$4,344	$1,291	$4,374
New credit loss impairments	0	0	3,022	0
Increases due to the passage of time on previously recorded credit losses	20	10	30	47
Reductions for securities which matured, paid down, prepaid or were sold during the period	(33)	(1,918)	(626)	(1,960)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(11)	(454)	(131)	(479)
Balance, end of period	$3,586	$1,982	$3,586	$1,982

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.5) million and $(0.7) million during the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $(1.9) million during the six months ended June 30, 2019 and 2018, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$355,719	29.0%	$362,811	29.9%
Hospitality	15,853	1.3	16,083	1.3
Industrial	286,521	23.2	263,999	21.8
Office	197,159	16.1	187,450	15.5
Other	129,617	10.6	131,961	10.9
Retail	189,040	15.4	193,473	16.0
Total commercial mortgage loans	1,173,909	95.6	1,155,777	95.4
Agricultural property loans	53,718	4.4	55,438	4.6
Total commercial mortgage and agricultural property loans by property type	1,227,627	100.0%	1,211,215	100.0%
Allowance for credit losses	(1,959)		(2,065)
Total commercial mortgage and other loans	$1,225,668		$1,209,150

As of June 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (21%), Texas (14%) and New York (7%)) and included loans secured by properties in Europe (6%), Australia (4%) and Mexico (2%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$1,728	$66	$1,794
Addition to (release of) allowance for credit losses	298	(27)	271
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	2,026	39	2,065
Addition to (release of) allowance for credit losses	(107)	1	(106)
Charge-offs, net of recoveries	0	0	0
Balance at June 30, 2019	$1,919	$40	$1,959

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,919	40	1,959
Total ending balance(1)	$1,919	$40	$1,959
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,173,909	53,718	1,227,627
Total ending balance(1)	$1,173,909	$53,718	$1,227,627

(1)	As of June 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,026	39	2,065
Total ending balance(1)	$2,026	$39	$2,065
Recorded investment(2):
Individually evaluated for impairment	$0	$816	$816
Collectively evaluated for impairment	1,155,777	54,622	1,210,399
Total ending balance(1)	$1,155,777	$55,438	$1,211,215

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$714,155	$13,715	$815	$728,685
60%-69.99%	324,198	17,070	0	341,268
70%-79.99%	134,531	22,916	0	157,447
80% or greater	0	0	227	227
Total commercial mortgage and agricultural property loans	$1,172,884	$53,701	$1,042	$1,227,627

	December 31, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$696,507	$12,771	$80	$709,358
60%-69.99%	321,586	18,525	0	340,111
70%-79.99%	105,727	27,790	0	133,517
80% or greater	28,000	229	0	28,229
Total commercial mortgage and agricultural property loans	$1,151,820	$59,315	$80	$1,211,215

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,173,909	$0	$0	$0	$1,173,909	$0
Agricultural property loans	53,718	0	0	0	53,718	0
Total	$1,227,627	$0	$0	$0	$1,227,627	$0

(1)	As of June 30, 2019, there were no loans in this category accruing interest.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and six months ended June 30, 2019 and 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended June 30, 2019, there were no commercial mortgage loans sold, and for the six months ended June 30, 2019, there were $5 million of commercial mortgage and other loans sold. For the three and six months ended June 30, 2018, there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Company’s investment in separate accounts	$43,497	$40,126
LPs/LLCs:
Equity method:
Private equity	183,095	149,164
Hedge funds	61,090	57,171
Real estate-related	19,753	10,251
Subtotal equity method	263,938	216,586
Fair value:
Private equity	57,156	60,118
Hedge funds	778	762
Real estate-related	11,290	9,024
Subtotal fair value	69,224	69,904
Total LPs/LLCs	333,162	286,490
Derivative instruments	18,292	50,813
Total other invested assets	$394,951	$377,429

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$59,370	$55,195	$115,636	$108,455
Fixed maturities, trading	326	272	634	538
Equity securities, at fair value	221	221	442	442
Commercial mortgage and other loans	13,435	12,303	25,926	24,708
Policy loans	16,766	16,329	32,965	32,233
Short-term investments and cash equivalents	1,839	114	4,150	437
Other invested assets	18,060	1,743	27,971	1,858
Gross investment income	110,017	86,177	207,724	168,671
Less: investment expenses	(4,455)	(4,528)	(8,912)	(9,107)
Net investment income	$105,562	$81,649	$198,812	$159,564

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities(1)	$(2,489)	$(3,318)	$(6,673)	$(4,127)
Commercial mortgage and other loans	99	(125)	106	6
LPs/LLCs	0	2	12	849
Derivatives	(49,846)	(33,448)	(94,323)	(82,641)
Short-term investments and cash equivalents	(14)	(1)	(7)	(19)
Realized investment gains (losses), net	$(52,250)	$(36,890)	$(100,885)	$(85,932)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$535	$(689)
Fixed maturity securities, available-for-sale—all other	332,163	(44,619)
Derivatives designated as cash flow hedges(1)	28,757	22,122
Affiliated notes	4,025	810
Other investments	5,067	5,055
Net unrealized gains (losses) on investments	$370,547	$(17,321)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$8,169	$0	$8,169
U.S. public corporate securities	4,636	0	4,636	628	0	628
Foreign public corporate securities	2,447	0	2,447	2,266	0	2,266
Total cash collateral for loaned securities(1)	$7,083	$0	$7,083	$11,063	$0	$11,063

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral, and NPR.

	June 30, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$751,074	$43,962	$(15,484)	$719,476	$38,333	$(16,638)
Total Derivatives Designated as Hedge Accounting Instruments	$751,074	$43,962	$(15,484)	$719,476	$38,333	$(16,638)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$596,925	$31,580	$(4,511)	$246,925	$15,665	$(3,174)
Foreign Currency
Foreign Currency Forwards	27,935	262	(100)	23,043	277	(20)
Credit
Credit Default Swaps	0	0	0	756	0	(9)
Currency/Interest Rate
Foreign Currency Swaps	128,088	7,836	(1,244)	98,363	6,303	(2,109)
Equity
Equity Options	2,306,848	98,700	(32,489)	1,981,693	17,312	(4,912)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$3,059,796	$138,378	$(38,344)	$2,350,780	$39,557	$(10,224)
Total Derivatives(1)(2)	$3,810,870	$182,340	$(53,828)	$3,070,256	$77,890	$(26,862)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $8,477 million and $5,589 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables" or "Other liabilities," was a net asset of $8,486 million and $5,600 million as of June 30, 2019 and December 31, 2018, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from Prudential Annuities Life Assurance Corporation ("PALAC") and Prudential Insurance was a net asset of $8,398 million and $5,585 million and the fair value related to the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income ("HDI") v.3.0 from Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, was a net asset of $88 million and $15 million as of June 30, 2019 and December 31, 2018, respectively. See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $787 million and $13 million as of June 30, 2019 and December 31, 2018, respectively. There were no related reinsurance recoverables at each respective period.

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

	June 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$182,336	$(163,984)	$18,352	$(18,352)	$0
Securities purchased under agreements to resell	16,000	0	16,000	(16,000)	0
Total Assets	$198,336	$(163,984)	$34,352	$(34,352)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$53,828	$(53,828)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$53,828	$(53,828)	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$77,887	$(27,078)	$50,809	$(7,307)	$43,502
Securities purchased under agreements to resell	143,000	0	143,000	(143,000)	0
Total Assets	$220,887	$(27,078)	$193,809	$(150,307)	$43,502
Offsetting of Financial Liabilities:
Derivatives(1)	$26,862	$(26,862)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$26,862	$(26,862)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(88)	$2,211	$1,482	$13,316
Total cash flow hedges	(88)	2,211	1,482	13,316
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,682	0	0	0
Currency	343	0	0	0
Currency/Interest Rate	1,673	0	4	0
Credit	0	0	0	0
Equity	12,666	0	0	0
Embedded Derivatives	(72,122)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(49,758)	0	4	0
Total	$(49,846)	$2,211	$1,486	$13,316

	Six Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(248)	$4,280	$(34)	$6,662
Total cash flow hedges	(248)	4,280	(34)	6,662
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	15,297	0	0	0
Currency	323	0	0	0
Currency/Interest Rate	3,103	0	5	0
Credit	(1)	0	0	0
Equity	41,529	0	0	0
Embedded Derivatives	(154,326)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(94,075)	0	5	0
Total	$(94,323)	$4,280	$(29)	$6,662

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$83	$1,611	$5,710	$31,519
Total cash flow hedges	83	1,611	5,710	31,519
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,126)	0	0	0
Currency	1,221	0	0	0
Currency/Interest Rate	4,844	0	38	0
Credit	0	0	0	0
Equity	7,581	0	0	0
Embedded Derivatives	(44,051)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(33,531)	0	38	0
Total	$(33,448)	$1,611	$5,748	$31,519

	Six Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(433)	$3,149	$5,046	$8,657
Total cash flow hedges	(433)	3,149	5,046	8,657
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(12,526)	0	0	0
Currency	665	0	0	0
Currency/Interest Rate	1,509	0	15	0
Credit	(2)	0	0	0
Equity	2,824	0	0	0
Embedded Derivatives	(74,678)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(82,208)	0	15	0
Total	$(82,641)	$3,149	$5,061	$8,657

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$22,122
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	(27)
Amount recorded in AOCI
Currency/Interest Rate	10,661
Total amount recorded in AOCI	10,661
Amount reclassified from AOCI to income
Currency/Interest Rate	(3,999)
Total amount reclassified from AOCI to income	(3,999)
Balance, June 30, 2019	$28,757

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2019 values, it is estimated that a pre-tax gain of $8 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2020, offset by amounts pertaining to the hedged items.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of June 30, 2019 and December 31, 2018.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0.0 million and $1 million reported as of June 30, 2019 and December 31, 2018, respectively with a fair value of $0.0 million for both periods.

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

	As of June 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,210	$34,392	$0	$82,602
Obligations of U.S. states and their political subdivisions	0	654,019	0	0	654,019
Foreign government bonds	0	228,149	165	0	228,314
U.S. corporate public securities	0	2,228,578	3	0	2,228,581
U.S. corporate private securities	0	885,288	41,948	0	927,236
Foreign corporate public securities	0	309,136	221	0	309,357
Foreign corporate private securities	0	906,104	11,842	0	917,946
Asset-backed securities(2)	0	138,297	2,625	0	140,922
Commercial mortgage-backed securities	0	381,582	0	0	381,582
Residential mortgage-backed securities	0	84,160	1,672	0	85,832
Subtotal	0	5,863,523	92,868	0	5,956,391
Fixed maturities, trading	0	48,812	605	0	49,417
Equity securities	116	553	17,105	0	17,774
Short-term investments	0	0	94	0	94
Cash equivalents	0	356,634	0	0	356,634
Other invested assets(3)	0	182,336	4	(163,984)	18,356
Reinsurance recoverables	0	0	8,485,905	0	8,485,905
Receivables from parent and affiliates	0	121,567	6,295	0	127,862
Subtotal excluding separate account assets	116	6,573,425	8,602,876	(163,984)	15,012,433
Separate account assets(4)(5)	0	128,180,358	0	0	128,180,358
Total assets	$116	$134,753,783	$8,602,876	$(163,984)	$143,192,791
Future policy benefits(6)	$0	$0	$8,476,541	$0	$8,476,541
Policyholders' account balances	0	0	786,969	0	786,969
Payables to parent and affiliates	0	53,828	0	(53,828)	0
Total liabilities	$0	$53,828	$9,263,510	$(53,828)	$9,263,510

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,654	$29,816	$0	$77,470
Obligations of U.S. states and their political subdivisions	0	622,758	0	0	622,758
Foreign government bonds	0	201,947	0	0	201,947
U.S. corporate public securities	0	1,731,623	2	0	1,731,625
U.S. corporate private securities	0	838,497	44,841	0	883,338
Foreign corporate public securities	0	262,023	0	0	262,023
Foreign corporate private securities	0	815,634	11,745	0	827,379
Asset-backed securities(2)	0	151,040	6,556	0	157,596
Commercial mortgage-backed securities	0	346,396	0	0	346,396
Residential mortgage-backed securities	0	89,063	0	0	89,063
Subtotal	0	5,106,635	92,960	0	5,199,595
Fixed maturities, trading	0	41,627	0	0	41,627
Equity securities	131	20,794	15,997	0	36,922
Short-term investments	0	0	0	0	0
Cash equivalents	69,903	147,043	0	0	216,946
Other invested assets(3)	0	77,886	4	(27,078)	50,812
Reinsurance recoverables	0	0	5,600,008	0	5,600,008
Receivables from parent and affiliates	0	125,381	9,261	0	134,642
Subtotal excluding separate account assets	70,034	5,519,366	5,718,230	(27,078)	11,280,552
Separate account assets(4)(5)	0	114,947,872	0	0	114,947,872
Total assets	$70,034	$120,467,238	$5,718,230	$(27,078)	$126,228,424
Future policy benefits(6)	$0	$0	$5,588,840	$0	$5,588,840
Policyholders' account balances	0	0	13,015	0	13,015
Payables to parent and affiliates	0	26,862	0	(26,862)	0
Total liabilities	$0	$26,862	$5,601,855	$(26,862)	$5,601,855

(1)
“Netting” amounts represent cash collateral of $110.2 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2019 and December 31, 2018, the fair values of such investments were $69 million and $70 million, respectively.

(4)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). As of June 30, 2019 and December 31, 2018, the fair value of such investments was $4,552 million and $4,130 million, respectively.

(5)
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

(6)
As of June 30, 2019, the net embedded derivative liability position of $8,477 million includes $519 million of embedded derivatives in an asset position and $8,996 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $5,589 million includes $633 million of embedded derivatives in an asset position and $6,222 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$23,086	Discounted cash flow	Discount rate	8.34%		15.17%		12.03%		Decrease
		Market Comparables	EBITDA multiples(3)	5.7	X	5.7	X	5.7	X	Increase
		Liquidation	Liquidation value	3.98%		3.98%		3.98%		Increase
Reinsurance recoverables	$8,485,905	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,476,541	Discounted cash flow	Lapse rate(6)	1%		18%				Decrease
			Spread over LIBOR(7)	0.16%		1.24%				Decrease
			Utilization rate(8)	43%		97%				Increase
			Withdrawal rate	See table footnote (9) below
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	13%		23%				Increase
Policyholders' account balances(5)	$786,969	Discounted cash flow	Lapse rate(6)	1%		6%				Decrease
			Spread over LIBOR(7)	0.16%		1.24%				Decrease
			Mortality rate(10)	0%		24%				Decrease
			Equity volatility curve	10%		23%				Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$31,503	Discounted cash flow	Discount rate	7%	20%	10.21%	Decrease
		Liquidation	Liquidation value	40.71%	40.71%	40.71%	Increase
Reinsurance recoverables	$5,600,008	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$5,588,840	Discounted cash flow	Lapse rate(6)	1%	13%		Decrease
			Spread over LIBOR(7)	0.36%	1.60%		Decrease
			Utilization rate(8)	50%	97%		Increase
			Withdrawal rate	See table footnote (9) below
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

(4)
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

(5)
Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(6)
Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.

(7)
The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

(8)
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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(10)
The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$32,188	$0	$2,204	$0	$0	$0	$0	$0	$0	$34,392	$0
Foreign government	164	1	0	0	0	0	0	0	0	165	0
Corporate securities(4)	54,960	234	791	(25)	0	(2,584)	(1)	639	0	54,014	0
Structured securities(5)	79,804	42	0	(1)	0	(177)	0	1,700	(77,071)	4,297	0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	0	0	751	0	605	(146)
Equity securities	15,991	1,114	0	0	0	0	0	0	0	17,105	1,114
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	463	0	0	(369)	0	0	0	94	0
Reinsurance recoverables	6,468,704	1,773,188	244,013	0	0	0	0	0	0	8,485,905	1,833,209
Receivables from parent and affiliates	7,792	82	0	0	0	(1,579)	0	0	0	6,295	0
Liabilities:
Future policy benefits	(6,459,377)	(1,775,097)	0	0	(242,067)	0	0	0	0	(8,476,541)	(1,836,960)
Policyholders' account balances(6)	(53,136)	(691,927)	0	0	(41,906)	0	0	0	0	(786,969)	(691,376)

	Three Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(665)	$0	$678	$264	$0	$0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	(146)
Equity securities	0	1,114	0	0	0	1,114
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	1,773,188	0	0	0	1,833,209	0
Receivables from parent and affiliates	0	0	0	82	0	0
Liabilities:
Future policy benefits	(1,775,097)	0	0	0	(1,836,960)	0
Policyholders' account balances	(691,927)	0	0	0	(691,376)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$4,576	$0	$0	$0	$0	$0	$0	$34,392	$0
Foreign government	0	6	0	0	0	0	0	159	0	165	0
Corporate securities(4)	56,588	(3,178)	2,122	(53)	0	(9,681)	0	8,216	0	54,014	(3,163)
Structured securities(5)	6,556	1,310	0	(2)	0	(4,156)	0	77,660	(77,071)	4,297	0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	0	0	751	0	605	(146)
Equity securities	15,997	1,108	0	0	0	0	0	0	0	17,105	1,108
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	463	0	0	(369)	0	0	0	94	0
Reinsurance recoverables	5,600,008	2,406,506	479,391	0	0	0	0	0	0	8,485,905	2,504,883
Receivables from parent and affiliates	9,261	193	0	0	0	(3,159)	0	0	0	6,295	0
Liabilities:
Future policy benefits	(5,588,840)	(2,412,199)	0	0	(475,502)	0	0	0	0	(8,476,541)	(2,510,576)
Policyholders' account balances(6)	(13,015)	(725,541)	0	0	(48,413)	0	0	0	0	(786,969)	(724,989)

	Six Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(3,067)	$0	$842	$363	$(3,163)	$0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	(146)
Equity securities	0	1,108	0	0	0	1,108
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	2,406,506	0	0	0	2,504,883	0
Receivables from parent and affiliates	0	0	0	193	0	0
Liabilities:
Future policy benefits	(2,412,199)	0	0	0	(2,510,576)	0
Policyholders' account balances	(725,541)	0	0	0	(724,989)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$21,569	$0	$2,842	$0	$0	$0	$0	$0	$0	$24,411	$0
Foreign government	166	(6)		0	0	0	0	0	0	160	0
Corporate securities(4)	72,615	(1,647)	3,125	(201)	0	(15,501)	(1)	4,028	0	62,418	(49)
Structured securities(5)	94,873	(184)	10,648	(196)	0	(4,871)	0	0	(80,609)	19,661	0
Other assets:
Equity securities	17,039	(414)	0	0	0	0	0	0	0	16,625	(414)
Other invested assets	10	(5)	0	0	0	0	0	0	0	5	(5)
Short-term investments	1,194	0	1,870	0	0	(2,731)	0	0	0	333	(1)
Cash equivalents	0	0	2,550	0	0	(1,986)	0	0	0	564	0
Reinsurance recoverables	4,214,114	(491,557)	221,324	0	0	0	0	0	0	3,943,881	(441,257)
Receivables from parent and affiliates	6,531	0	0	0	0	0	0	0	(6,531)	0	0
Liabilities:
Future policy benefits	(4,191,373)	502,643	0	0	(228,243)	0	0	0	0	(3,916,973)	459,185
Policyholders' account balances(6)	(39,516)	(7,859)	0	0	0	5,429	0	0	0	(41,946)	(7,860)
Other liabilities	(15,955)	(10,535)	8,880	0	0	0	0	0	0	(17,610)	(10,590)

	Three Months Ended June 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(303)	$0	$(1,620)	$86	$(49)	$0
Other assets:
Equity securities	0	(414)	0	0	0	(414)
Other invested assets	(5)	0	0	0	(5)	0
Short-term investments	0	0	0	0	(1)	0
Reinsurance recoverables	(491,557)	0	0	0	(441,257)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	502,643	0	0	0	459,185	0
Policyholders' account balances	(7,859)	0	0	0	(7,860)	0
Other liabilities	(10,535)	0	0	0	(10,590)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$19,204	$0	$5,207	$0	$0	$0	$0	$0	$0	$24,411	$0
Foreign government	0	(14)	0	0	0	0	174	0	0	160	0
Corporate securities(4)	75,421	(711)	4,147	(201)	0	(20,071)	14	4,028	(209)	62,418	(75)
Structured securities(5)	111,028	(53)	10,838	(196)	0	(8,066)	0	13,513	(107,403)	19,661	0
Other assets:
Equity securities	17,525	(900)	0	0	0	0	0	0	0	16,625	(900)
Other invested assets	0	(4)	0	0	0	0	0	9	0	5	(4)
Short-term investments	1,339	(18)	5,270	0	0	(6,244)	(14)	0	0	333	(19)
Cash equivalents	0	0	2,550	0	0	(1,986)	0	0	0	564	0
Reinsurance recoverables	5,457,649	(1,954,549)	440,781	0	0	0	0	0	0	3,943,881	(1,844,015)
Receivables from parent and affiliates	0	(20)	0	0	0	0	0	6,551	(6,531)	0	0
Liabilities:
Future policy benefits	(5,452,583)	1,990,198	0	0	(454,588)	0	0	0	0	(3,916,973)	1,879,579
Policyholders' account balances(6)	(46,651)	(2,846)	0	0	0	7,551	0	0	0	(41,946)	(2,847)
Other liabilities	0	(35,315)	17,705	0	0	0	0	0	0	(17,610)	(35,231)

	Six Months Ended June 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(235)	$0	$(706)	$163	$(75)	$0
Other assets:
Equity securities	0	(900)	0	0	0	(900)
Other invested assets	(4)	0	0	0	(4)	0
Short-term investments	(18)	0	0	0	(19)	0
Reinsurance recoverables	(1,954,549)	0	0	0	(1,844,015)	0
Receivables from parent and affiliates	0	(20)	0	0	0	0
Liabilities:
Future policy benefits	1,990,198	0	0	0	1,879,579	0
Policyholders' account balances	(2,846)	0	0	0	(2,847)	0
Other liabilities	(35,315)	0	0	0	(35,231)	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Other includes reclassifications of certain assets and liabilities between reporting categories.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(5)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(6)	Issuances and settlements for Policyholders' account balances are presented net in the rollforward.

(7)	Prior period amounts have been updated to conform to current period presentation.

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

	June 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,279,335	$1,279,335	$1,225,668
Policy loans	0	0	1,263,413	1,263,413	1,263,413
Cash and cash equivalents	42,863	16,000	0	58,863	58,863
Accrued investment income	0	93,167	0	93,167	93,167
Receivables from parent and affiliates	0	140,992	0	140,992	140,992
Other assets	0	29,764	0	29,764	29,764
Total assets	$42,863	$279,923	$2,542,748	$2,865,534	$2,811,867
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,225,951	$278,802	$1,504,753	$1,505,223
Cash collateral for loaned securities	0	7,083	0	7,083	7,083
Payables to parent and affiliates	0	146,207	0	146,207	146,207
Other liabilities	0	341,498	0	341,498	341,498
Total liabilities	$0	$1,720,739	$278,802	$1,999,541	$2,000,011

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,214,350	$1,214,350	$1,209,150
Policy loans	0	0	1,236,077	1,236,077	1,236,077
Cash and cash equivalents	56,894	143,000	0	199,894	199,894
Accrued investment income	0	88,278	0	88,278	88,278
Receivables from parent and affiliates	0	154,938	0	154,938	154,938
Other assets	0	28,950	0	28,950	28,950
Total assets	$56,894	$415,166	$2,450,427	$2,922,487	$2,917,287
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,206,747	$272,322	$1,479,069	$1,486,929
Cash collateral for loaned securities	0	11,063	0	11,063	11,063
Payables to parent and affiliates	0	229,345	0	229,345	229,345
Other liabilities	0	372,997	0	372,997	372,997
Total liabilities	$0	$1,820,152	$272,322	$2,092,474	$2,100,334

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

Reserves related to reinsured long-duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long-duration reinsurance arrangements are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance policy charges and fee income ceded for universal life and variable annuity products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables	$38,946,785	$34,682,127
Policy loans	(134,453)	(130,502)
Deferred policy acquisition costs	(6,912,973)	(7,267,847)
Deferred sales inducements	(557,073)	(562,052)
Other assets(1)	165,706	185,573
Policyholders’ account balances	4,959,484	5,004,112
Future policy benefits	3,914,630	3,376,048
Other liabilities(2)	787,950	621,856

(1)	“Other assets” includes $0.1 million of unaffiliated activity as of both June 30, 2019 and December 31, 2018.

(2)	“Other liabilities” includes $35 million and $27 million of unaffiliated activity as of June 30, 2019 and December 31, 2018, respectively.

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2019	December 31, 2018
	(in thousands)
PAR U	$11,963,017	$11,444,032
PALAC	11,483,993	8,828,190
PURC	4,371,948	4,127,455
PARCC	2,480,256	2,527,690
GUL Re	2,110,403	2,017,810
PAR Term	1,726,036	1,678,745
Prudential Insurance	1,624,532	1,226,917
Prudential of Taiwan	1,426,279	1,414,669
Term Re	1,417,733	1,259,141
DART	220,163	119,946
Unaffiliated	122,425	37,532
Total reinsurance recoverables	$38,946,785	$34,682,127

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Premiums:
Direct	$476,986	$449,613	$939,257	$891,568
Assumed(1)	52	58	106	118
Ceded(2)	(464,621)	(434,768)	(912,952)	(868,868)
Net premiums	12,417	14,903	26,411	22,818
Policy charges and fee income:
Direct	1,106,725	717,264	1,959,920	1,563,511
Assumed	128,748	122,695	255,707	244,404
Ceded(3)	(1,086,802)	(670,955)	(1,927,767)	(1,509,756)
Net policy charges and fee income	148,671	169,004	287,860	298,159
Net investment income:
Direct	106,949	82,957	201,507	162,106
Assumed	407	385	803	758
Ceded	(1,794)	(1,693)	(3,498)	(3,300)
Net investment income	105,562	81,649	198,812	159,564
Asset administration fees:
Direct	87,951	86,695	171,819	173,728
Assumed	0	0	0	0
Ceded	(83,990)	(83,151)	(164,201)	(166,711)
Net asset administration fees	3,961	3,544	7,618	7,017
Other income:
Direct	20,030	12,093	39,828	29,346
Assumed(4)	(1,271)	(100)	(1,471)	(190)
Ceded	(39)	226	(62)	173
Amortization of reinsurance income	(3,722)	3,859	(2,340)	6,045
Net other income	14,998	16,078	35,955	35,374
Realized investment gains (losses), net:
Direct	(1,783,941)	503,522	(2,419,452)	1,978,284
Assumed	0	0	0	0
Ceded(5)	1,731,691	(540,412)	2,318,567	(2,064,216)
Realized investment gains (losses), net	(52,250)	(36,890)	(100,885)	(85,932)
Policyholders’ benefits (including change in reserves):
Direct	1,150,985	644,501	1,797,296	1,296,173
Assumed(6)	282,961	146,405	494,711	259,207
Ceded(7)	(1,387,655)	(750,465)	(2,206,238)	(1,463,203)
Net policyholders’ benefits (including change in reserves)	46,291	40,441	85,769	92,177
Interest credited to policyholders’ account balances:
Direct	118,420	121,478	213,111	246,212
Assumed	34,512	34,849	65,169	71,366
Ceded	(102,222)	(113,772)	(183,373)	(234,225)
Net interest credited to policyholders’ account balances	50,710	42,555	94,907	83,353
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(573,978)	(345,280)	(917,993)	(779,192)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
"Premiums assumed" includes $0 million of unaffiliated activity for both the three months ended June 30, 2019 and 2018, respectively and $0.1 million for both the six months ended June 30, 2019 and 2018, respectively.

(2)
"Premiums ceded" includes $(0.1) million and $0 million of unaffiliated activity for the three months ended June 30, 2019, and 2018 respectively and $(0.2) million and $0 million for the six months ended June 30, 2019 and 2018, respectively.

(3)
"Policy charges and fee income ceded" includes $(7) million and $(4) million of unaffiliated activity for the three months ended June 30, 2019 and 2018, respectively, and $(12) million and $(6) million for the six months ended June 30, 2019 and 2018, respectively.

(4)
"Other income assumed" includes $(1) million and $(0.1) million of unaffiliated activity for the three months ended June 30, 2019 and 2018, respectively, and $(2) million and $(0.2) million for the six months ended June 30, 2019 and 2018, respectively.

(5)
“Realized investment gains (losses), net ceded” includes $42 million and $(10) million of unaffiliated activity for the three months ended June 30, 2019 and 2018, respectively, and $56 million and $(48) million for the six months ended June 30, 2019 and 2018, respectively.

(6)
"Policyholders' benefits (including change in reserves) assumed" includes $0 million of unaffiliated activity for both the three months ended June 30, 2019 and 2018, respectively, and $(0.2) million and $(0.1) million for the six months ended June 30, 2019, and 2018, respectively.

(7)
"Policyholders' benefits (including change in reserves) ceded" includes $(2) million of unaffiliated activity for both the three months ended June 30, 2019 and 2018, and $(4) million for both the six months ended June 30, 2019 and 2018.

The gross and net amounts of life insurance face amount in force as of June 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Direct gross life insurance face amount in force	$966,542,451	$908,332,587
Assumed gross life insurance face amount in force	40,382,452	41,317,052
Reinsurance ceded	(925,430,727)	(876,823,569)
Net life insurance face amount in force	$81,494,176	$72,826,070

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

PALAC

Effective April 1, 2016, the Company entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to PALAC, excluding the PLNJ business, which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally.

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

Effective April 1, 2016, PLNJ entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiaries, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2019, $3.1 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(51.5) million, or (60.03)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first six months of 2019, compared to $(15.7) million, or (47.60)%, in the first six months of 2018. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	7,007	332,927	339,934
Amounts reclassified from AOCI	0	10,672	10,672
Income tax benefit (expense)	2	(72,147)	(72,145)
Balance, June 30, 2019	$(10,439)	$260,604	$250,165

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(6,590)	(223,420)	(230,010)
Amounts reclassified from AOCI	0	(3,634)	(3,634)
Income tax benefit (expense)	1,384	47,679	49,063
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,499	30,449
Balance, June 30, 2018	$(5,490)	$15,165	$9,675

(1)
Includes cash flow hedges of $29 million and $(18) million as of June 30, 2019 and December 31, 2018, respectively, and $(9) million and $41 million as of June 30, 2018 and December 31, 2017, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(4,393)	$7,442	$(3,999)	$7,761
Net unrealized investment gains (losses) on available-for-sale securities	(2,489)	(3,318)	(6,673)	(4,127)
Total net unrealized investment gains (losses)(4)	(6,882)	4,124	(10,672)	3,634
Total reclassifications for the period	$(6,882)	$4,124	$(10,672)	$3,634

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(689)	$(152)	$37	$(192)	$(996)
Net investment gains (losses) on investments arising during the period	1,568	0	0	(329)	1,239
Reclassification adjustment for (gains) losses included in net income	(137)	0	0	29	(108)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(207)	0	0	43	(164)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	105	0	(22)	83
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(127)	27	(100)
Balance, June 30, 2019	$535	$(47)	$(90)	$(444)	$(46)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(16,632)	$(65,743)	$68,005	$4,518	$(9,852)
Net investment gains (losses) on investments arising during the period	375,628	0	0	(78,873)	296,755
Reclassification adjustment for (gains) losses included in net income	10,809	0	0	(2,270)	8,539
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	207	0	0	(43)	164
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	176,301	0	(37,019)	139,282
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(220,548)	46,310	(174,238)
Balance, June 30, 2019	$370,012	$110,558	$(152,543)	$(67,377)	$260,650

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.6 million and $0.5 million for the three months ended June 30, 2019, and 2018, respectively, and $0.7 million for both the six months ended June 30, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $1 million and $2 million for the three months ended June 30, 2019 and 2018, respectively, and $4 million for both the six months ended June 30, 2019 and 2018.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $5 million and $6 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $12 million for the six months ended June 30, 2019 and 2018, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $6 million and $7 million for the three months ended June 30, 2019 and 2018, respectively, and $12 million and $15 million for the six months ended June 30, 2019 and 2018, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $3 million for the three months ended June 30, 2019 and 2018, respectively, and $5 million for both the six months ended June 30, 2019 and 2018.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $197 million and $189 million for the three months ended June 30, 2019 and 2018, respectively, and $376 million and $363 million for the six months ended June 30, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $20 million and $19 million for the three months ended June 30, 2019 and 2018, respectively, and $37 million for both the six months ended June 30, 2019 and 2018.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,142 million at June 30, 2019 and $3,631 million at December 31, 2018. Fees related to these COLI policies were $11 million for both the three months ended June 30, 2019 and 2018, and $24 million and $23 million for the six months ended June 30, 2019 and 2018, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $4 million for the three months ended June 30, 2019 and 2018, respectively, and $7 million for both the six months ended June 30, 2019 and 2018. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $102 million and $88 million as of June 30, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes a gain of $2 million for both the three months ended June 30, 2019 and 2018, and $7 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $84 million and $83 million for the three months ended June 30, 2019 and 2018, respectively, and $165 million and $167 million for the six months ended June 30, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million for both the three months ended June 30, 2019 and 2018, and $5 million for both the six months ended June 30, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2019 and December 31, 2018 were as follows:

	Maturity Dates			Interest Rates			June 30, 2019	December 31, 2018
							(in thousands)
U.S. dollar floating rate notes	2028			3.74%	-	4.03%	$0	$6,502
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	127,862	128,140
Total notes receivable - affiliated(1)							$127,862	$134,642

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $1 million at both June 30, 2019 and December 31, 2018, and is included in “Other assets”. Revenues related to these assets were $1 million for both the three months ended June 30, 2019 and 2018, and $2 million for both the six months ended June 30, 2019 and 2018, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
DART	January 2018	Purchase	Other Invested Assets	$21,457	$21,457	$0	$0
PALAC	April 2018	Purchase	Fixed Maturities	$64,313	$64,313	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$87,486	$87,486	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$37,921	$37,921	$0	$0
Prudential Realty Securities, Inc.	November 2018	Purchase	Commercial Mortgages	$3,259	$3,425	$0	$(167)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$4,995	$5,000	$(4)	$0
PALAC	April 2019	Sale	Equity Securities	$14,525	$13,466	$0	$1,059

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of June 30, 2019 and December 31, 2018, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.6 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Contributed Capital and Dividends

Through June 2019, the Company did not receive any capital contributions from Prudential Insurance. In March 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.

Through June 2019, the Company did not pay any dividends to Prudential Insurance. In 2018, the Company did not pay any dividends.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2019 and December 31, 2018, the outstanding balances on these commitments were $60 million and $14 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2019 and December 31, 2018, $265 million and $257 million, respectively, of these commitments were outstanding.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2019, compared with December 31, 2018, and its consolidated results of operations for the three and six months ended June 30, 2019 and 2018. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

In July 2017, the Company announced the formation of a joint venture with CT Corp to provide life insurance solutions in Indonesia. CT Corp controls one of Indonesia’s largest and most prominent business groups with primary areas of focus in the financial services, media, retail, property, lifestyle and entertainment sectors. The joint venture, in which the Company owns a 49% interest, uses a multi-product and multi-channel distribution approach and leverages CT Corp’s existing businesses and strategic partnerships to offer insurance products to customers. While this transaction is expected to provide long-term growth potential, it is not currently significant to the operating results of the Company.

Regulatory Developments

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impact of the new standards and believe that they will apply to recommendations to purchase certain of our products, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.

SECURE Act

In May 2019, the U.S. House of Representatives passed the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. If enacted into law in its current form, the SECURE Act would help promote retirement plan coverage by expanding access to and use of Multiple Employer Plans; facilitate access to lifetime income disclosures for plan participants to better understand how their retirement savings translate into monthly lifetime income in retirement; improve upon the current annuity selection safe harbor; and provide lifetime income portability. We cannot predict whether the SECURE Act will ultimately be adopted, or its impact on our business.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our market experience updates, in the second quarter of 2019, we updated our near-term projections of interest rates to reflect a decrease in current rates.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

June 30, 2019 versus December 31, 2018

Total assets increased $18.8 billion, from $164.7 billion at December 31, 2018 to $183.5 billion at June 30, 2019. Significant components were:

•	Separate account assets increased $13.6 billion, primarily driven by favorable market performance and sales partially offset by outflows to policyholders and policy charges;

•
Reinsurance recoverables increased $4.2 billion, primarily driven by an increase in the annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by the decline in interest rates and non-performance risk ("NPR") spread tightening, partially offset by favorable equity markets, as well as continued universal and term life business growth and impact from our annual reviews and update of assumptions and other refinements;

•
Total investments and cash and cash equivalents increased $0.8 billion primarily driven by universal, term and variable life business growth and unrealized investment gains due to declining interest rates; and

Total liabilities increased $18.5 billion, from $161.9 billion at December 31, 2018 to $180.4 billion at June 30, 2019. Significant components were:

•	Separate account liabilities increased $13.6 billion, corresponding to the increase in separate account assets described above;

•
Future policy benefits increased $4.7 billion, primarily driven by an increase in the annuity reinsured living benefit liabilities, as well as growth in term and universal life business, as discussed above, an unfavorable impact from our annual reviews and update of assumptions and other refinements and the impact of unrealized gains on guaranteed minimum death benefits reserves;

Total equity increased $0.4 billion, from $2.7 billion at December 31, 2018 to $3.1 billion at June 30, 2019, primarily driven by an accumulated other comprehensive income increase of $0.3 billion driven by unrealized investment gains and an increase of $0.1 billion from after tax net income.

Results of Operations

Income (loss) from Operations before Income Taxes

2019 to 2018 Three Months Comparison

Income (loss) from operations before income taxes decreased $9 million from $23 million for the three months ended June 30, 2018 to $14 million for the three months ended June 30, 2019, including an unfavorable comparative net impact of $33 million from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2019 included a $15 million net charge from this annual review, mainly driven by unfavorable impacts related to insurance assumption updates. Results for the second quarter of 2018 included a $18 million net benefit from this annual review, mainly driven by favorable impacts related to mortality and investment assumption updates. Excluding this item, income (loss) from operations before income taxes increased $24 million, primarily driven by higher Policy charges and fee income as a result of business growth and higher profits on products that are subject to principle-based reserving (PBR) and retained in the Company and not reinsured to our affiliated captive reinsurance companies, as well as, higher Net investment income primarily driven by higher income on non-coupon investments. Partially offsetting the increases to net income is an unfavorable impact of Realized gains (losses) as a result of realized losses on derivatives and fixed maturities. For more information on PBR products, please see the "Term and Universal Life Reserve Financing" section within the "Liquidity and Capital Resources" section below.

2019 to 2018 Six Months Comparison

Income (loss) from operations before income taxes increased $53 million from $33 million for the first six months of 2018 to $86 million for the first six months of 2019, including an unfavorable comparative net impact of $33 million from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, income (loss) from operations before income taxes increased $86 million, primarily driven by higher Policy charges and fee income as a result of business growth and higher profits on PBR products that are retained in the Company and not reinsured to our affiliated captive reinsurance companies as well as higher Net investment income primarily driven by higher income on non-coupon investments. Also contributing to the increase in net income is a decrease in General, administrative, and other expenses primarily driven by the favorable impact from deferred reinsurance activity in the annuities business. Partially offsetting the increases to net income is an unfavorable impact of Realized gains (losses) as a result of realized losses on derivatives and fixed maturities.

Revenues, Benefits and Expenses

2019 to 2018 Three Months Comparison

Revenues decreased $15 million from $248 million for the three months ended June 30, 2018 to $233 million for the three months ended June 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased by $38 million primarily driven by higher Policy charges and fee income of $38 million as a result of business growth and higher profits on PBR products and higher Net investment income of $24 million driven by higher income on non-coupon investments, partially offset by an unfavorable impact of Realized gains (losses) of $21 million as a result of realized losses of on derivatives and fixed maturities, as discussed above.

Benefits and expenses decreased $6 million from $225 million for the three months ended June 30, 2018 to $219 million for the three months ended June 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased by $14 million primarily driven by higher Interest credited to policyholders' account balances of $8 million primarily driven by business growth in universal life products and the impact from PBR products being fully retained in the Company. Also contributing to the increase, is higher amortization of Deferred policy acquisition costs of $4 million primarily driven by unfavorable mortality and the impact from new business.

2019 to 2018 Six Months Comparison

Revenues increased $19 million from $437 million for the six months ended June 30, 2018 to $456 million for the six months ended June 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $72 million primarily driven by higher Policy charges and fee income of $48 million, as a result of business growth and higher profits on PBR products and higher Net investment income of $39 million driven by higher income on non-coupon investments, partially offset by an unfavorable impact of Realized gains (losses) of $18 million as a result of realized losses of on derivatives and fixed maturities, as discussed above.

Benefits and expenses decreased $34 million from $404 million for the six months ended June 30, 2018 to $370 million for the six months ended June 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $14 million resulting from a decrease in General, administrative, and other expenses primarily driven by a favorable impact from deferred reinsurance activity in the annuities business, as discussed above.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial currently manages our exposure to certain risks driven by capital markets fluctuations primarily through a combination of product design features, an Asset Liability Management ("ALM") Strategy and External Reinsurance.

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
External Reinsurance
As of June 30, 2019, the living benefit guarantees associated with $3.1 billion of HDI v3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions, our ability to borrow from affiliates and our access to the capital markets through affiliates as described herein.

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

Capital Protection Framework

Prudential Financial and the Company employ a Capital Protection Framework (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses and foreign currency exchange rates.

The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, capacity, and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization.

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our use of captive reinsurance companies.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity is considered in the internal liquidity measures of the Company.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and returns of capital to the parent company, hedging and reinsurance activity and payments in connection with financing activities.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2019 and December 31, 2018 the Company had liquid assets of $6,439 million and $5,695 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $416 million and $417 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $5,595 million, or 94%, of the fixed maturity investments in company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of June 30, 2019, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.7 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $11.5 billion of surplus notes was outstanding as of June 30, 2019. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2018.
As of June 30, 2019, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of June 30, 2019, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.
The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt PBR by January 1, 2020. During 2017, the Company adopted PBR for its guaranteed universal life products and introduced updated versions of these products. The guaranteed universal life updated products support the principle-based statutory reserve level without the need for captive reserve financing. The Company is continuing to assess the impact of current and proposed amendments to PBR on projected statutory reserve levels and product pricing. The Company is on track to adopt principle-based reserving for its remaining portfolio of individual life product offerings by January 1, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2019