Form 10-Q
period 2019-09-30
PRUCO LIFE INSURANCE CO
filed 2019-11-13
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 13, 2019, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2019 and December 31, 2018	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018	5

	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	8

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	10

	3. Investments	12

	4. Derivative Instruments	21

	5. Fair Value of Assets and Liabilities	27

	6. Reinsurance	39

	7. Income Taxes	44

	8. Equity	45

	9. Related Party Transactions	47

	10. Commitments and Contingent Liabilities	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II—OTHER INFORMATION		62

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 6.	Exhibits	63

SIGNATURES		64

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2019 and December 31, 2018 (in thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2019 – $5,418,988; 2018 – $5,244,903)	$5,856,022	$5,199,595
Fixed maturities, trading, at fair value (amortized cost: 2019 – $59,995; 2018 – $44,759)	57,184	41,627
Equity securities, at fair value (cost: 2019 – $12,454; 2018 – $31,824)	18,063	36,922
Policy loans	1,283,214	1,236,077
Short-term investments	456	0
Commercial mortgage and other loans	1,230,059	1,209,150
Other invested assets (includes $107,694 and $120,717 measured at fair value at September 30, 2019 and December 31, 2018, respectively)	420,804	377,429
Total investments	8,865,802	8,100,800
Cash and cash equivalents	548,588	416,840
Deferred policy acquisition costs	1,730,067	1,613,922
Accrued investment income	89,822	88,278
Reinsurance recoverables	42,921,981	34,682,127
Receivables from parent and affiliates	286,694	289,580
Income taxes receivable	91,557	46,102
Other assets	457,574	365,219
Separate account assets	133,175,062	119,077,916
TOTAL ASSETS	$188,167,147	$164,680,784
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$27,739,084	$19,476,394
Policyholders’ account balances	22,365,364	22,059,692
Cash collateral for loaned securities	7,759	11,063
Payables to parent and affiliates	180,261	229,345
Other liabilities	1,429,374	1,093,143
Separate account liabilities	133,175,062	119,077,916
Total liabilities	184,896,904	161,947,553
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,147,732	1,146,592
Retained earnings	1,790,917	1,612,435
Accumulated other comprehensive income (loss)	329,094	(28,296)
Total equity	3,270,243	2,733,231
TOTAL LIABILITIES AND EQUITY	$188,167,147	$164,680,784

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2019 and 2018 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Premiums	$2,358	$14,151	$28,769	$36,969
Policy charges and fee income	110,629	106,926	398,489	405,085
Net investment income	95,256	86,186	294,068	245,750
Asset administration fees	4,136	3,727	11,754	10,744
Other income	21,242	21,763	57,197	57,137
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,296)	(1,226)	(5,080)	(1,877)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0	(379)	0
Other realized investment gains (losses), net	41,880	(48,197)	(55,842)	(133,478)
Total realized investment gains (losses), net	39,584	(49,423)	(61,301)	(135,355)
TOTAL REVENUES	273,205	183,330	728,976	620,330
BENEFITS AND EXPENSES
Policyholders’ benefits	45,890	9,823	131,659	102,000
Interest credited to policyholders’ account balances	79,407	44,709	174,314	128,062
Amortization of deferred policy acquisition costs	31,167	14,738	92,018	103,199
General, administrative and other expenses	78,104	97,490	206,612	237,949
TOTAL BENEFITS AND EXPENSES	234,568	166,760	604,603	571,210
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	38,637	16,570	124,373	49,120
Income tax expense (benefit)	(6,341)	(2,760)	(57,806)	(18,471)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	44,978	19,330	182,179	67,591
Equity in earnings of operating joint venture, net of taxes	(1,605)	(605)	(2,583)	(1,336)
NET INCOME (LOSS)	$43,373	$18,725	$179,596	$66,255
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,027)	(5,789)	5,980	(12,379)
Net unrealized investment gains (losses)	101,103	(32,729)	444,702	(259,783)
Total	100,076	(38,518)	450,682	(272,162)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	21,147	(8,093)	93,292	(57,156)
Other comprehensive income (loss), net of taxes	78,929	(30,425)	357,390	(215,006)
Comprehensive income (loss)	$122,302	$(11,700)	$536,986	$(148,751)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
Cumulative effect of adoption of accounting changes(1)			(1,114)	0	(1,114)
Contributed (distributed) capital-parent/child asset transfers		(4)			(4)
Comprehensive income (loss):
Net income (loss)			87,788		87,788
Other comprehensive income (loss), net of tax				132,501	132,501
Total comprehensive income (loss)					220,289
Balance, March 31, 2019	2,500	1,146,588	1,699,109	104,205	2,952,402
Comprehensive income (loss):
Net income (loss)			48,435		48,435
Other comprehensive income (loss), net of taxes				145,960	145,960
Total comprehensive income (loss)					194,395
Balance, June 30, 2019	2,500	1,146,588	1,747,544	250,165	3,146,797
Contributed (distributed) capital-parent/child asset transfers		1,144			1,144
Comprehensive income (loss):
Net income (loss)			43,373		43,373
Other comprehensive income (loss), net of taxes				78,929	78,929
Total comprehensive income (loss)					122,302
Balance, September 30, 2019	$2,500	$1,147,732	$1,790,917	$329,094	$3,270,243

(1)	Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity - Continued
Three and Nine Months Ended September 30, 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$1,141,092	$1,526,310	$165,346	$2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,399)	30,399	0
Contributed capital		5,500			5,500
Comprehensive income (loss):
Net income (loss)			11,304		11,304
Other comprehensive income (loss), net of tax				(115,274)	(115,274)
Total comprehensive income (loss)					(103,970)
Balance, March 31, 2018	2,500	1,146,592	1,515,151	78,932	2,743,175
Cumulative effect of adoption of ASU 2018-02			(50)	50	0
Contributed capital		(113)			(113)
Comprehensive income (loss):
Net income (loss)			36,226		36,226
Other comprehensive income (loss), net of tax				(69,307)	(69,307)
Total comprehensive income (loss)					(33,081)
Balance, June 30, 2018	2,500	1,146,479	1,551,327	9,675	2,709,981
Contributed capital		113			113
Comprehensive income (loss):
Net income (loss)			18,725		18,725
Other comprehensive income (loss), net of tax				(30,425)	(30,425)
Total comprehensive income (loss)					(11,700)
Balance, September 30, 2018	$2,500	$1,146,592	$1,570,052	$(20,750)	$2,698,394

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$179,596	$66,255
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(238,049)	(97,276)
Interest credited to policyholders’ account balances	174,314	128,062
Realized investment (gains) losses, net	61,301	135,355
Amortization and other non-cash items	(68,773)	(35,790)
Change in:
Future policy benefits	1,987,943	1,392,199
Reinsurance recoverables	(2,146,635)	(1,304,316)
Accrued investment income	(1,544)	(5,021)
Net payables to/receivables from parent and affiliates	(55,072)	(74,887)
Deferred policy acquisition costs	(214,346)	(130,401)
Income taxes	(138,753)	10,708
Derivatives, net	136,937	4,552
Other, net	(7,552)	(70,025)
Cash flows from (used in) operating activities	(330,633)	19,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	604,255	368,906
Fixed maturities, trading	0	0
Equity securities	21,656	218
Policy loans	116,157	113,736
Ceded policy loans	(9,001)	(10,523)
Short-term investments	50,342	12,580
Commercial mortgage and other loans	92,710	57,568
Other invested assets	14,415	11,997
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(751,200)	(663,519)
Fixed maturities, trading	(15,235)	0
Equity securities	(110)	(5,039)
Policy loans	(129,878)	(135,070)
Ceded policy loans	14,334	12,619
Short-term investments	(50,794)	(13,032)
Commercial mortgage and other loans	(117,743)	(158,163)
Other invested assets	(48,504)	(53,428)
Notes receivable from parent and affiliates, net	12,136	4,594
Derivatives, net	(1,173)	2,947
Other, net	(4,902)	(4,916)
Cash flows from (used in) investing activities	(202,535)	(458,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	4,119,950	3,572,484
Ceded policyholders’ account deposits	(2,694,445)	(2,336,157)
Policyholders’ account withdrawals	(2,613,749)	(2,173,295)
Ceded policyholders’ account withdrawals	1,839,709	1,445,661
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(3,304)	(25,584)
Contributed (distributed) capital - parent/child asset transfers	1,443	0
Net change in financing arrangements (maturities 90 days or less)	0	1,744
Drafts outstanding	15,312	(3,056)
Cash flows from (used in) financing activities	664,916	481,797
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,748	42,687
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	416,840	212,569
CASH AND CASH EQUIVALENTS, END OF PERIOD	$548,588	$255,256

Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2019 and 2018.

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

Out of Period Adjustments

During the third quarter of 2019, the Company recorded an out of period adjustment which increased “Realized investment gains (losses), net” by $13 million, with a corresponding increase to “Interest credited to policyholders’ account balances”, which had related impacts resulting in a decrease of $5 million to "Income (loss) from operations before income taxes and equity in earnings of operating joint venture" for the three months ended September 30, 2019. This adjustment relates to a refinement to the embedded derivative reserve methodology used for the indexed universal life product that should have been recorded during second quarter of 2019.

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

ASU adopted during the nine months ended September 30, 2019.

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

ASU issued but not yet adopted as of September 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s non-performance risk ("NPR") recognized in OCI.
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

Other ASU issued but not yet adopted as of September 30, 2019

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

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.

The Company continues to test and refine its expected credit loss models and related systems, processes and controls for assets held on the Consolidated Statement of Financial Position at amortized cost. We currently estimate the cumulative impact of the adoption to retained earnings, primarily attributable to the reserves for commercial mortgage and other loans, to be immaterial.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$81,262	$3,184	$0	$84,446	$0
Obligations of U.S. states and their political subdivisions	532,585	51,406	0	583,991	0
Foreign government bonds	197,207	27,558	1	224,764	0
U.S. public corporate securities	1,952,622	259,065	3,144	2,208,543	0
U.S. private corporate securities	894,674	47,961	2,868	939,767	0
Foreign public corporate securities	259,536	24,419	939	283,016	0
Foreign private corporate securities	919,260	32,440	30,095	921,605	0
Asset-backed securities(1)	124,717	1,090	346	125,461	(34)
Commercial mortgage-backed securities	391,828	24,168	4	415,992	0
Residential mortgage-backed securities(2)	65,297	3,155	15	68,437	(141)
Total fixed maturities, available-for-sale	$5,418,988	$474,446	$37,412	$5,856,022	$(175)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	554	0	652	1	1,206	1
U.S. public corporate securities	33,258	297	42,115	2,847	75,373	3,144
U.S. private corporate securities	28,929	2,123	35,908	745	64,837	2,868
Foreign public corporate securities	13,759	55	9,846	884	23,605	939
Foreign private corporate securities	101,087	3,108	197,638	26,987	298,725	30,095
Asset-backed securities	74,051	234	21,475	112	95,526	346
Commercial mortgage-backed securities	6,763	4	0	0	6,763	4
Residential mortgage-backed securities	2,996	6	723	9	3,719	15
Total fixed maturities, available-for-sale	$261,397	$5,827	$308,357	$31,585	$569,754	$37,412

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$630	$6	$630	$6
Obligations of U.S. states and their political subdivisions	124,776	1,571	31,215	780	155,991	2,351
Foreign government bonds	77,055	3,184	59,700	5,015	136,755	8,199
U.S. public corporate securities	784,916	37,635	213,147	16,766	998,063	54,401
U.S. private corporate securities	263,934	9,159	287,031	9,432	550,965	18,591
Foreign public corporate securities	124,764	6,286	72,725	5,865	197,489	12,151
Foreign private corporate securities	424,921	22,605	127,201	17,417	552,122	40,022
Asset-backed securities	112,527	650	6,523	100	119,050	750
Commercial mortgage-backed securities	49,616	434	116,786	4,093	166,402	4,527
Residential mortgage-backed securities	34,249	240	32,432	827	66,681	1,067
Total fixed maturities, available-for-sale	$1,996,758	$81,764	$947,390	$60,301	$2,944,148	$142,065

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $24.6 million and $121.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $12.8 million and $20.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2019, the $31.6 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and consumer non-cyclical sectors. As of December 31, 2018, the $60.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$149,506	$150,990
Due after one year through five years	710,210	713,547
Due after five years through ten years	1,053,548	1,089,987
Due after ten years	2,923,882	3,291,608
Asset-backed securities	124,717	125,461
Commercial mortgage-backed securities	391,828	415,992
Residential mortgage-backed securities	65,297	68,437
Total fixed maturities, available-for-sale	$5,418,988	$5,856,022

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$360,476	$4,478	$413,494	$138,565
Proceeds from maturities/prepayments	65,915	90,432	194,344	230,550
Gross investment gains from sales and maturities	29,978	394	29,543	508
Gross investment losses from sales and maturities	(264)	(216)	(3,339)	(3,806)
OTTI recognized in earnings(2)	(2,296)	(1,226)	(5,459)	(1,877)

(1)	Includes $3.6 million and $0.2 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2019 and 2018, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Credit loss impairments:
Balance in OCI, beginning of period	$3,586	$1,982	$1,291	$4,374
New credit loss impairments	0	0	3,022	0
Increases due to the passage of time on previously recorded credit losses	1	463	31	510
Reductions for securities which matured, paid down, prepaid or were sold during the period	(26)	(15)	(652)	(1,975)
Reductions for securities impaired to fair value during the period(1)	(3,040)	0	(3,040)	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6)	(6)	(137)	(485)
Balance in OCI, end of period	$515	$2,424	$515	$2,424

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.3 million and $(0.2) million during the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $(2.1) million during the nine months ended September 30, 2019 and 2018, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$376,650	30.5%	$362,811	29.9%
Hospitality	19,162	1.6	16,083	1.3
Industrial	298,108	24.2	263,999	21.8
Office	194,300	15.8	187,450	15.5
Other	127,687	10.4	131,961	10.9
Retail	193,474	15.7	193,473	16.0
Total commercial mortgage loans	1,209,381	98.2	1,155,777	95.4
Agricultural property loans	22,583	1.8	55,438	4.6
Total commercial mortgage and agricultural property loans by property type	1,231,964	100.0%	1,211,215	100.0%
Allowance for credit losses	(1,905)		(2,065)
Total commercial mortgage and other loans	$1,230,059		$1,209,150

As of September 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (19%), Texas (14%) and New York (7%)) and included loans secured by properties in Europe (6%), Australia (4%) and Mexico (2%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$1,728	$66	$1,794
Addition to (release of) allowance for credit losses	298	(27)	271
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	2,026	39	2,065
Addition to (release of) allowance for credit losses	(146)	(14)	(160)
Charge-offs, net of recoveries	0	0	0
Balance at September 30, 2019	$1,880	$25	$1,905

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,880	25	1,905
Total ending balance(1)	$1,880	$25	$1,905
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,209,381	22,583	1,231,964
Total ending balance(1)	$1,209,381	$22,583	$1,231,964

(1)	As of September 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,026	39	2,065
Total ending balance(1)	$2,026	$39	$2,065
Recorded investment(2):
Individually evaluated for impairment	$0	$816	$816
Collectively evaluated for impairment	1,155,777	54,622	1,210,399
Total ending balance(1)	$1,155,777	$55,438	$1,211,215

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$671,121	$20,619	$815	$692,555
60%-69.99%	348,053	10,844	0	358,897
70%-79.99%	152,603	27,683	0	180,286
80% or greater	0	226	0	226
Total commercial mortgage and agricultural property loans	$1,171,777	$59,372	$815	$1,231,964

	December 31, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$696,507	$12,771	$80	$709,358
60%-69.99%	321,586	18,525	0	340,111
70%-79.99%	105,727	27,790	0	133,517
80% or greater	28,000	229	0	28,229
Total commercial mortgage and agricultural property loans	$1,151,820	$59,315	$80	$1,211,215

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,209,381	$0	$0	$0	$1,209,381	$0
Agricultural property loans	22,583	0	0	0	22,583	0
Total	$1,231,964	$0	$0	$0	$1,231,964	$0

(1)	As of September 30, 2019, there were no loans in this category accruing interest.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and nine months ended September 30, 2019 and 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended September 30, 2019, there were no commercial mortgage loans sold, and for the nine months ended September 30, 2019, there were $5 million of commercial mortgage and other loans sold. For the three and nine months ended September 30, 2018, there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Company’s investment in separate accounts	$45,038	$40,126
LPs/LLCs:
Equity method:
Private equity	186,657	149,164
Hedge funds	61,061	57,171
Real estate-related	20,354	10,251
Subtotal equity method	268,072	216,586
Fair value:
Private equity	62,353	60,118
Hedge funds	690	762
Real estate-related	12,881	9,024
Subtotal fair value	75,924	69,904
Total LPs/LLCs	343,996	286,490
Derivative instruments	31,770	50,813
Total other invested assets	$420,804	$377,429

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$61,889	$55,109	$177,525	$163,564
Fixed maturities, trading	345	271	979	809
Equity securities, at fair value	222	222	664	664
Commercial mortgage and other loans	13,296	12,462	39,222	37,170
Policy loans	17,863	16,628	50,828	48,861
Short-term investments and cash equivalents	2,440	952	6,590	1,389
Other invested assets	3,772	5,169	31,743	7,027
Gross investment income	99,827	90,813	307,551	259,484
Less: investment expenses	(4,571)	(4,627)	(13,483)	(13,734)
Net investment income	$95,256	$86,186	$294,068	$245,750

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities(1)	$27,418	$(1,048)	$20,745	$(5,175)
Commercial mortgage and other loans	54	16	160	22
LPs/LLCs	0	0	12	849
Derivatives	12,129	(48,393)	(82,194)	(131,034)
Short-term investments and cash equivalents	(17)	2	(24)	(17)
Realized investment gains (losses), net	$39,584	$(49,423)	$(61,301)	$(135,355)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$1,349	$(689)
Fixed maturity securities, available-for-sale—all other	435,685	(44,619)
Derivatives designated as cash flow hedges(1)	54,238	22,122
Affiliated notes	4,074	810
Other investments	(222)	5,055
Net unrealized gains (losses) on investments	$495,124	$(17,321)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$8,169	$0	$8,169
U.S. public corporate securities	5,231	0	5,231	628	0	628
Foreign public corporate securities	2,528	0	2,528	2,266	0	2,266
Total cash collateral for loaned securities(1)	$7,759	$0	$7,759	$11,063	$0	$11,063

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
• Interest rate contracts: futures, swaps, options, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

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

	September 30, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$763,337	$62,876	$(3,766)	$719,476	$38,333	$(16,638)
Total Derivatives Designated as Hedge Accounting Instruments	$763,337	$62,876	$(3,766)	$719,476	$38,333	$(16,638)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$569,925	$46,055	$(7,834)	$246,925	$15,665	$(3,174)
Foreign Currency
Foreign Currency Forwards	21,326	356	(116)	23,043	277	(20)
Credit
Credit Default Swaps	0	0	0	756	0	(9)
Currency/Interest Rate
Foreign Currency Swaps	154,207	12,308	(310)	98,363	6,303	(2,109)
Equity
Equity Options	2,459,723	113,110	(37,620)	1,981,693	17,312	(4,912)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$3,205,181	$171,829	$(45,880)	$2,350,780	$39,557	$(10,224)
Total Derivatives(1)(2)	$3,968,518	$234,705	$(49,646)	$3,070,256	$77,890	$(26,862)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $11,303 million and $5,589 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables" or "Other liabilities," was a net asset of $11,314 million and $5,600 million as of September 30, 2019 and December 31, 2018, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from Prudential Annuities Life Assurance Corporation ("PALAC") and Prudential Insurance was a net asset of $11,155 million and $5,585 million and the fair value related to the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income ("HDI") v.3.0 from Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, was a net asset of $159 million and $15 million as of September 30, 2019 and December 31, 2018, respectively. See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $876 million and $13 million as of September 30, 2019 and December 31, 2018, respectively. There were no related reinsurance recoverables at each respective period.

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

	September 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$234,702	$(202,935)	$31,767	$(25,686)	$6,081
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$234,702	$(202,935)	$31,767	$(25,686)	$6,081
Offsetting of Financial Liabilities:
Derivatives(1)	$49,646	$(49,646)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$49,646	$(49,646)	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$77,887	$(27,078)	$50,809	$(7,307)	$43,502
Securities purchased under agreements to resell	143,000	0	143,000	(143,000)	0
Total Assets	$220,887	$(27,078)	$193,809	$(150,307)	$43,502
Offsetting of Financial Liabilities:
Derivatives(1)	$26,862	$(26,862)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$26,862	$(26,862)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$695	$2,308	$4,661	$25,481
Total cash flow hedges	695	2,308	4,661	25,481
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	12,731	0	0	0
Currency	903	0	0	0
Currency/Interest Rate	6,304	0	37	0
Credit	0	0	0	0
Equity	3,956	0	0	0
Embedded Derivatives	(12,460)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	11,434	0	37	0
Total	$12,129	$2,308	$4,698	$25,481

	Nine Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$447	$6,589	$4,627	$32,143
Total cash flow hedges	447	6,589	4,627	32,143
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	28,028	0	0	0
Currency	1,226	0	0	0
Currency/Interest Rate	9,407	0	42	0
Credit	(1)	0	0	0
Equity	45,485	0	0	0
Embedded Derivatives	(166,786)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(82,641)	0	42	0
Total	$(82,194)	$6,589	$4,669	$32,143

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(957)	$1,767	$1,872	$1,454
Total cash flow hedges	(957)	1,767	1,872	1,454
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,543)	0	0	0
Currency	230	0	0	0
Currency/Interest Rate	264	0	18	0
Credit	0	0	0	0
Equity	20,901	0	0	0
Embedded Derivatives	(64,288)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(47,436)	0	18	0
Total	$(48,393)	$1,767	$1,890	$1,454

	Nine Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(1,390)	$4,916	$6,917	$10,111
Total cash flow hedges	(1,390)	4,916	6,917	10,111
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(17,068)	0	0	0
Currency	895	0	0	0
Currency/Interest Rate	1,773	0	33	0
Credit	(2)	0	0	0
Equity	23,725	0	0	0
Embedded Derivatives	(138,967)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(129,644)	0	33	0
Total	$(131,034)	$4,916	$6,950	$10,111

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$22,122
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	(27)
Amount recorded in AOCI
Currency/Interest Rate	43,806
Total amount recorded in AOCI	43,806
Amount reclassified from AOCI to income
Currency/Interest Rate	(11,663)
Total amount reclassified from AOCI to income	(11,663)
Balance, September 30, 2019	$54,238

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2019 values, it is estimated that a pre-tax gain of $8 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2020, offset by amounts pertaining to the hedged items.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of September 30, 2019 and December 31, 2018.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $1 million reported as of September 30, 2019 and December 31, 2018, respectively, with a fair value of $0 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by a counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

	As of September 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,207	$36,239	$0	$84,446
Obligations of U.S. states and their political subdivisions	0	583,991	0	0	583,991
Foreign government bonds	0	224,600	164	0	224,764
U.S. corporate public securities	0	2,205,969	2,574	0	2,208,543
U.S. corporate private securities	0	897,271	42,496	0	939,767
Foreign corporate public securities	0	282,829	187	0	283,016
Foreign corporate private securities	0	908,005	13,600	0	921,605
Asset-backed securities(2)	0	123,089	2,372	0	125,461
Commercial mortgage-backed securities	0	415,992	0	0	415,992
Residential mortgage-backed securities	0	66,775	1,662	0	68,437
Subtotal	0	5,756,728	99,294	0	5,856,022
Fixed maturities, trading	0	56,591	593	0	57,184
Equity securities	131	561	17,371	0	18,063
Short-term investments	0	0	456	0	456
Cash equivalents	99,743	368,965	0	0	468,708
Other invested assets(3)	0	234,701	4	(202,935)	31,770
Reinsurance recoverables	0	0	11,313,614	0	11,313,614
Receivables from parent and affiliates	0	121,087	4,682	0	125,769
Subtotal excluding separate account assets	99,874	6,538,633	11,436,014	(202,935)	17,871,586
Separate account assets(4)(5)	0	128,566,376	0	0	128,566,376
Total assets	$99,874	$135,105,009	$11,436,014	$(202,935)	$146,437,962
Future policy benefits(6)	$0	$0	$11,302,531	$0	$11,302,531
Policyholders' account balances	0	0	875,975	0	875,975
Payables to parent and affiliates	0	49,646	0	(49,646)	0
Total liabilities	$0	$49,646	$12,178,506	$(49,646)	$12,178,506

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,654	$29,816	$0	$77,470
Obligations of U.S. states and their political subdivisions	0	622,758	0	0	622,758
Foreign government bonds	0	201,947	0	0	201,947
U.S. corporate public securities	0	1,731,623	2	0	1,731,625
U.S. corporate private securities	0	838,497	44,841	0	883,338
Foreign corporate public securities	0	262,023	0	0	262,023
Foreign corporate private securities	0	815,634	11,745	0	827,379
Asset-backed securities(2)	0	151,040	6,556	0	157,596
Commercial mortgage-backed securities	0	346,396	0	0	346,396
Residential mortgage-backed securities	0	89,063	0	0	89,063
Subtotal	0	5,106,635	92,960	0	5,199,595
Fixed maturities, trading	0	41,627	0	0	41,627
Equity securities	131	20,794	15,997	0	36,922
Short-term investments	0	0	0	0	0
Cash equivalents	69,903	147,043	0	0	216,946
Other invested assets(3)	0	77,886	4	(27,078)	50,812
Reinsurance recoverables	0	0	5,600,008	0	5,600,008
Receivables from parent and affiliates	0	125,381	9,261	0	134,642
Subtotal excluding separate account assets	70,034	5,519,366	5,718,230	(27,078)	11,280,552
Separate account assets(4)(5)	0	114,947,872	0	0	114,947,872
Total assets	$70,034	$120,467,238	$5,718,230	$(27,078)	$126,228,424
Future policy benefits(6)	$0	$0	$5,588,840	$0	$5,588,840
Policyholders' account balances	0	0	13,015	0	13,015
Payables to parent and affiliates	0	26,862	0	(26,862)	0
Total liabilities	$0	$26,862	$5,601,855	$(26,862)	$5,601,855

(1)	“Netting” amounts represent cash collateral of $153.3 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2019 and December 31, 2018, the fair values of such investments were $76 million and $70 million, respectively.

(4)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). As of September 30, 2019 and December 31, 2018, the fair value of such investments was $4,609 million and $4,130 million, respectively.

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

(6)
As of September 30, 2019, the net embedded derivative liability position of $11,303 million includes $430 million of embedded derivatives in an asset position and $11,733 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $5,589 million includes $633 million of embedded derivatives in an asset position and $6,222 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$25,493	Discounted cash flow	Discount rate	5.86%		19.01%		10.59%		Decrease
		Market Comparables	EBITDA multiples(3)	5.7	X	5.7	X	5.7	X	Increase
Reinsurance recoverables	$11,313,614	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$11,302,531	Discounted cash flow	Lapse rate(6)	1%		18%				Decrease
			Spread over LIBOR(7)	0.16%		1.46%				Decrease
			Utilization rate(8)	43%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	14%		23%				Increase
Policyholders' account balances(5)	$875,975	Discounted cash flow	Lapse rate(6)	1%		6%				Decrease
			Spread over LIBOR(7)	0.16%		1.46%				Decrease
			Mortality rate(10)	0%		24%				Decrease
			Equity volatility curve	11%		24%				Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$31,503	Discounted cash flow	Discount rate	7%	20%	10.21%	Decrease
		Liquidation	Liquidation value	40.71%	40.71%	40.71%	Increase
Reinsurance recoverables	$5,600,008	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$5,588,840	Discounted cash flow	Lapse rate(6)	1%	13%		Decrease
			Spread over LIBOR(7)	0.36%	1.60%		Decrease
			Utilization rate(8)	50%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(10)
The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$34,392	$0	$1,847	$0	$0	$0	$0	$0	$0	$36,239	$0
Foreign government	165	(1)	0	0	0	0	0	0	0	164	0
Corporate securities(4)	54,014	(14)	796	(28)	0	(1,158)	0	5,247	0	58,857	(1,731)
Structured securities(5)	4,297	16	0	(101)	0	(178)	0	0	0	4,034	0
Other assets:
Fixed maturities, trading	605	(12)	0	0	0	0	0	0	0	593	(12)
Equity securities	17,105	266	0	0	0	0	0	0	0	17,371	266
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	94	0	606	0	0	(244)	0	0	0	456	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	8,485,905	2,567,927	259,782	0	0	0	0	0	0	11,313,614	2,653,797
Receivables from parent and affiliates	6,295	(35)	0	0	0	(1,578)	0	0	0	4,682	0
Liabilities:
Future policy benefits	(8,476,541)	(2,568,251)	0	0	(257,739)	0	0	0	0	(11,302,531)	(2,655,925)
Policyholders' account balances(6)	(786,969)	26,006	0	0	(115,012)	0	0	0	0	(875,975)	35,117
Other liabilities	0	0	0	0	0	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,549)	$0	$1,406	$144	$(1,731)	$0
Other assets:
Fixed maturities, trading	0	(12)	0	0	0	(12)
Equity securities	0	266	0	0	0	266
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	2,567,927	0	0	0	2,653,797	0
Receivables from parent and affiliates	0	0	0	(35)	0	0
Liabilities:
Future policy benefits	(2,568,251)	0	0	0	(2,655,925)	0
Policyholders' account balances	26,006	0	0	0	35,117	0
Other liabilities	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$6,423	$0	$0	$0	$0	$0	$0	$36,239	$0
Foreign government	0	5	0	0	0	0	0	159	0	164	0
Corporate securities(4)	56,588	(3,192)	2,918	(81)	0	(10,839)	0	13,463	0	58,857	(4,893)
Structured securities(5)	6,556	1,326	0	(103)	0	(4,334)	0	77,660	(77,071)	4,034	0
Other assets:
Fixed maturities, trading	0	(158)	0	0	0	0	0	751	0	593	(158)
Equity securities	15,997	1,374	0	0	0	0	0	0	0	17,371	1,374
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	1,069	0	0	(613)	0	0	0	456	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	5,600,008	4,974,433	739,173	0	0	0	0	0	0	11,313,614	5,127,527
Receivables from parent and affiliates	9,261	158	0	0	0	(4,737)	0	0	0	4,682	0
Liabilities:
Future policy benefits	(5,588,840)	(4,980,450)	0	0	(733,241)	0	0	0	0	(11,302,531)	(5,133,545)
Policyholders' account balances(6)	(13,015)	(699,535)	0	0	(163,425)	0	0	0	0	(875,975)	(689,872)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(4,616)	$0	$2,248	$507	$(4,893)	$0
Other assets:
Fixed maturities, trading	0	(158)	0	0	0	(158)
Equity securities	0	1,374	0	0	0	1,374
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	4,974,433	0	0	0	5,127,527	0
Receivables from parent and affiliates	0	0	0	158	0	0
Liabilities:
Future policy benefits	(4,980,450)	0	0	0	(5,133,545)	0
Policyholders' account balances	(699,535)	0	0	0	(689,872)	0
Other liabilities	0	0	0	0	0	0

	Three Months Ended September 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$24,411	$0	$935	$0	$0	$0	$0	$0	$0	$25,346	$0
Foreign government	160	0	0	0	0	0	(1)	0	0	159	0
Corporate securities(4)	62,418	(2,917)	669	0	0	(12,767)	0	0	(3,936)	43,467	(1,310)
Structured securities(5)	19,661	(424)	20,229	(10,648)	0	(2,138)	0	0	0	26,680	0
Other assets:
Equity securities	16,625	(223)	0	(75)	0	0	0	0	0	16,327	(222)
Other invested assets	5	4	0	0	0	0	0	0	(9)	0	4
Short-term investments	333	0	5,440	0	0	(5,316)	(1)	0	0	456	(1)
Cash equivalents	564	0	0	0	0	(564)	0	0	0	0	0
Reinsurance recoverables	3,943,881	(1,210,408)	224,620	0	0	0	0	0	0	2,958,093	(1,174,501)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(3,916,973)	1,240,116	0	0	(231,467)	0	0	0	0	(2,908,324)	1,204,459
Policyholders' account balances(6)	(41,946)	(21,841)	0	0	0	2,940	0	0	0	(60,847)	(21,841)
Other liabilities	(17,610)	(32,501)	8,778	0	0	0	0	0	0	(41,333)	(32,750)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(809)	$0	$(2,675)	$143	$(1,310)	$0
Other assets:
Equity securities	0	(223)	0	0	0	(222)
Other invested assets	4	0	0	0	4	0
Short-term investments	0	0	0	0	(1)	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	(1,210,408)	0	0	0	(1,174,501)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	1,240,116	0	0	0	1,204,459	0
Policyholders' account balances	(21,841)	0	0	0	(21,841)	0
Other liabilities	(32,501)	0	0	0	(32,750)	0

	Nine Months Ended September 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$19,204	$0	$6,142	$0	$0	$0	$0	$0	$0	$25,346	$0
Foreign government	0	(14)	0	0	0	0	173	0	0	159	0
Corporate securities(4)	75,421	(3,628)	4,816	(201)	0	(32,838)	14	4,028	(4,145)	43,467	(1,385)
Structured securities(5)	111,028	(477)	31,067	(10,844)	0	(10,204)	0	13,513	(107,403)	26,680	0
Other assets:
Equity securities	17,525	(1,123)	0	(75)	0	0	0	0	0	16,327	(1,123)
Other invested assets	0	0	0	0	0	0	0	9	(9)	0	0
Short-term investments	1,339	(18)	10,710	0	0	(11,560)	(15)	0	0	456	(19)
Cash equivalents	0	0	2,550	0	0	(2,550)	0	0	0	0	0
Reinsurance recoverables	5,457,649	(3,164,957)	665,401	0	0	0	0	0	0	2,958,093	(3,000,498)
Receivables from parent and affiliates	0	(20)	0	0	0	0	0	6,551	(6,531)	0	0
Liabilities:
Future policy benefits	(5,452,583)	3,230,314	0	0	(686,055)	0	0	0	0	(2,908,324)	3,065,835
Policyholders' account balances(6)	(46,651)	(24,687)	0	0	0	10,491	0	0	0	(60,847)	(24,688)
Other liabilities	0	(67,816)	26,483	0	0	0	0	0	0	(41,333)	(67,796)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,044)	$0	$(3,382)	$307	$(1,385)	$0
Other assets:
Equity securities	0	(1,123)	0	0	0	(1,123)
Other invested assets	0	0	0	0	0	0
Short-term investments	(18)	0	0	0	(19)	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	(3,164,957)	0	0	0	(3,000,498)	0
Receivables from parent and affiliates	0	(20)	0	0	0	0
Liabilities:
Future policy benefits	3,230,314	0	0	0	3,065,835	0
Policyholders' account balances	(24,687)	0	0	0	(24,688)	0
Other liabilities	(67,816)	0	0	0	(67,796)	0

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

	September 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,288,280	$1,288,280	$1,230,059
Policy loans	0	0	1,283,214	1,283,214	1,283,214
Cash and cash equivalents	79,880	0	0	79,880	79,880
Accrued investment income	0	89,822	0	89,822	89,822
Reinsurance recoverables	0	0	210,484	210,484	209,265
Receivables from parent and affiliates	0	160,926	0	160,926	160,925
Other assets	0	31,912	0	31,912	31,912
Total assets	$79,880	$282,660	$2,781,978	$3,144,518	$3,085,077
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,242,610	$278,115	$1,520,725	$1,519,506
Cash collateral for loaned securities	0	7,759	0	7,759	7,759
Payables to parent and affiliates	0	180,261	0	180,261	180,261
Other liabilities	0	368,759	0	368,759	368,759
Total liabilities	$0	$1,799,389	$278,115	$2,077,504	$2,076,285

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,214,350	$1,214,350	$1,209,150
Policy loans	0	0	1,236,077	1,236,077	1,236,077
Cash and cash equivalents	56,894	143,000	0	199,894	199,894
Accrued investment income	0	88,278	0	88,278	88,278
Reinsurance recoverables	0	0	0	0	0
Receivables from parent and affiliates	0	154,938	0	154,938	154,938
Other assets	0	28,950	0	28,950	28,950
Total assets	$56,894	$415,166	$2,450,427	$2,922,487	$2,917,287
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,206,747	$272,322	$1,479,069	$1,486,929
Cash collateral for loaned securities	0	11,063	0	11,063	11,063
Payables to parent and affiliates	0	229,345	0	229,345	229,345
Other liabilities	0	372,997	0	372,997	372,997
Total liabilities	$0	$1,820,152	$272,322	$2,092,474	$2,100,334

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables	$42,921,981	$34,682,127
Policy loans	(138,789)	(130,502)
Deferred policy acquisition costs	(6,862,482)	(7,267,847)
Deferred sales inducements	(528,629)	(562,052)
Other assets(1)	269,342	185,573
Policyholders’ account balances	4,950,024	5,004,112
Future policy benefits	4,173,094	3,376,048
Other liabilities(2)	921,850	621,856

(1)	Includes $0.0 million and $0.1 million of unaffiliated activity as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $39 million and $27 million of unaffiliated activity as of September 30, 2019 and December 31, 2018, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2019	December 31, 2018
	(in thousands)
PAR U	$12,277,299	$11,444,032
PALAC	14,077,766	8,828,190
PURC	4,510,249	4,127,455
PARCC	2,666,372	2,527,690
GUL Re	2,211,909	2,017,810
PAR Term	1,827,497	1,678,745
Prudential Insurance	1,975,165	1,226,917
Prudential of Taiwan	1,439,389	1,414,669
Term Re	1,456,210	1,259,141
DART	275,156	119,946
Unaffiliated	204,969	37,532
Total reinsurance recoverables	$42,921,981	$34,682,127

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Premiums:
Direct	$468,900	$451,790	$1,408,157	$1,343,358
Assumed(1)	51	57	157	175
Ceded(2)	(466,593)	(437,696)	(1,379,545)	(1,306,564)
Net premiums	2,358	14,151	28,769	36,969
Policy charges and fee income:
Direct	896,151	843,551	2,856,071	2,407,062
Assumed	130,113	125,079	385,820	369,483
Ceded(3)	(915,635)	(861,704)	(2,843,402)	(2,371,460)
Net policy charges and fee income	110,629	106,926	398,489	405,085
Net investment income:
Direct	96,424	87,260	297,931	249,366
Assumed	427	404	1,230	1,162
Ceded	(1,595)	(1,478)	(5,093)	(4,778)
Net investment income	95,256	86,186	294,068	245,750
Asset administration fees:
Direct	90,797	88,721	262,616	262,449
Assumed	0	0	0	0
Ceded	(86,661)	(84,994)	(250,862)	(251,705)
Net asset administration fees	4,136	3,727	11,754	10,744
Other income:
Direct	19,631	20,432	59,459	49,778
Assumed(4)	438	57	(1,033)	(133)
Ceded	(7)	(219)	(69)	(46)
Amortization of reinsurance income	1,180	1,493	(1,160)	7,538
Net other income	21,242	21,763	57,197	57,137
Realized investment gains (losses), net:
Direct	(2,500,567)	1,234,853	(4,920,019)	3,213,137
Assumed	0	0	0	0
Ceded(5)	2,540,151	(1,284,276)	4,858,718	(3,348,492)
Realized investment gains (losses), net	39,584	(49,423)	(61,301)	(135,355)
Policyholders’ benefits (including change in reserves):
Direct	874,424	636,021	2,671,720	1,932,194
Assumed(6)	252,424	122,727	747,135	381,934
Ceded(7)	(1,080,958)	(748,925)	(3,287,196)	(2,212,128)
Net policyholders’ benefits (including change in reserves)	45,890	9,823	131,659	102,000
Interest credited to policyholders’ account balances:
Direct	163,479	137,309	376,590	383,521
Assumed	35,575	34,414	100,744	105,780
Ceded	(119,647)	(127,014)	(303,020)	(361,239)
Net interest credited to policyholders’ account balances	79,407	44,709	174,314	128,062
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(475,041)	(420,813)	(1,393,034)	(1,200,005)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes $0.1 million of unaffiliated activity for both the three months ended September 30, 2019 and 2018 and $0.2 million for both the nine months ended September 30, 2019 and 2018.

(2)
Includes $(0.1) million of unaffiliated activity for both the three months ended September 30, 2019, and 2018 and $(0.3) million and $(0.1) million for the nine months ended September 30, 2019 and 2018, respectively.

(3)
Includes $(13) million and $(8) million of unaffiliated activity for the three months ended September 30, 2019 and 2018, respectively, and $(25) million and $(14) million for the nine months ended September 30, 2019 and 2018, respectively.

(4)
Includes $1 million and $(0.1) million of unaffiliated activity for the three months ended September 30, 2019 and 2018, respectively, and $(1) million and $(0.1) million for the nine months ended September 30, 2019 and 2018, respectively.

(5)
Includes $61 million and $(33) million of unaffiliated activity for the three months ended September 30, 2019 and 2018, respectively, and $117 million and $(81) million for the nine months ended September 30, 2019 and 2018, respectively.

(6)
Includes $1 million and $0.1 million of unaffiliated activity for the three months ended September 30, 2019 and 2018, respectively, and $1 million and $0 million for the nine months ended September 30, 2019, and 2018, respectively.

(7)
Includes $(8) million and $(4) million of unaffiliated activity for the three months ended September 30, 2019 and 2018, respectively, and $(12) million and $(8) million for the nine months ended September 30, 2019 and 2018, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Direct gross life insurance face amount in force	$979,079,094	$922,386,427
Assumed gross life insurance face amount in force	40,137,874	41,088,914
Reinsurance ceded	(954,117,728)	(889,021,800)
Net life insurance face amount in force	$65,099,240	$74,453,541

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

PARCC

Prior to July 1, 2019, the Company reinsured 90% of the risks under its term life insurance policies, with effective dates prior to January 1, 2010 through an automatic coinsurance agreement with PARCC. Effective July 1, 2019, the Company amended the coinsurance agreement to increase the percentage from 90% to 100% of the policy risk amount reinsured, which resulted in an initial transfer of $476 million in premiums and $409 million in expenses ceded with the difference being deferred and subsequently amortized through income.

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

PAR Term

Prior to July 1, 2019, the Company reinsures 95% of the risks under its term life insurance policies with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR Term. Effective July 1, 2019, the Company amended the coinsurance agreement to increase the percentage from 95% to 100% of the policy risk amount reinsured, which resulted in an initial transfer of $150 million in premiums and $115 million in expenses ceded with the difference being deferred and subsequently amortized through income.

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

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement has been terminated for certain new business, primarily Universal Life insurance policies. Effective July 1, 2017, the Company reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, this agreement has been recaptured for certain term life insurance policies which are now reinsured to PARCC and PAR Term as noted above.

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

Effective April 1, 2016, PLNJ entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to Prudential Insurance. This reinsurance agreement covers new and in force business.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiaries, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2019, $3.1 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(57.8) million, or (46.48)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first nine months of 2019, compared to $(18.5) million, or (37.60)%, in the first nine months of 2018. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits. In addition, the first nine months of 2018 includes a $0.2 million increase in income tax expense primarily related to refinement of the Company’s provisional estimates related to the U.S. Tax Cuts and Jobs Act of 2017 and unique items described below that were recorded in the periods in which they occurred.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	5,980	453,784	459,764
Amounts reclassified from AOCI	0	(9,082)	(9,082)
Income tax benefit (expense)	87	(93,379)	(93,292)
Balance, September 30, 2019	$(11,381)	$340,475	$329,094

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(12,379)	(254,515)	(266,894)
Amounts reclassified from AOCI	0	(5,268)	(5,268)
Income tax benefit (expense)	2,599	54,557	57,156
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,499	30,449
Balance, September 30, 2018	$(10,064)	$(10,686)	$(20,750)

(1)
Includes cash flow hedges of $54 million and $(18) million as of September 30, 2019 and December 31, 2018, respectively, and $(8) million and $41 million as of September 30, 2018 and December 31, 2017, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(7,664)	$2,682	$(11,663)	$10,443
Net unrealized investment gains (losses) on available-for-sale securities	27,418	(1,048)	20,745	(5,175)
Total net unrealized investment gains (losses)(4)	19,754	1,634	9,082	5,268
Total reclassifications for the period	$19,754	$1,634	$9,082	$5,268

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(689)	$(152)	$37	$(192)	$(996)
Net investment gains (losses) on investments arising during the period	1,997	0	0	(419)	1,578
Reclassification adjustment for (gains) losses included in net income	248	0	0	(52)	196
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(207)	0	0	43	(164)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	262	0	(55)	207
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(278)	58	(220)
Balance, September 30, 2019	$1,349	$110	$(241)	$(617)	$601

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(16,632)	$(65,743)	$68,005	$4,518	$(9,852)
Net investment gains (losses) on investments arising during the period	519,530	0	0	(109,092)	410,438
Reclassification adjustment for (gains) losses included in net income	(9,330)	0	0	1,959	(7,371)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	207	0	0	(43)	164
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	388,750	0	(81,630)	307,120
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(456,477)	95,852	(360,625)
Balance, September 30, 2019	$493,775	$323,007	$(388,472)	$(88,436)	$339,874

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.2 million and $0.3 million for the three months ended September 30, 2019, and 2018, respectively, and $1 million for both the nine months ended September 30, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $1 million for both the three months ended September 30, 2019 and 2018, and $5 million and $6 million for the nine months ended September 30, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $5 million for both the three months ended September 30, 2019 and 2018, and $15 million and $17 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $6 million and $7 million for the three months ended September 30, 2019 and 2018, respectively, and $18 million and $21 million for the nine months ended September 30, 2019 and 2018, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended September 30, 2019 and 2018, and $7 million for both the nine months ended September 30, 2019 and 2018.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $198 million and $191 million for the three months ended September 30, 2019 and 2018, respectively, and $574 million and $554 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $18 million and $17 million for the three months ended September 30, 2019 and 2018, respectively, and $56 million and $54 million for the nine months ended September 30, 2019 and 2018, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,186 million at September 30, 2019 and $3,631 million at December 31, 2018. Fees related to these COLI policies were $12 million and $11 million for the three months ended September 30, 2019 and 2018, respectively, and $36 million and $34 million for the nine months ended September 30, 2019 and 2018, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and for both the three months ended September 30, 2019 and 2018, and $10 million for both the nine months ended September 30, 2019 and 2018. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $98 million and $88 million as of September 30, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes a gain of $0 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $8 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $87 million and $85 million for the three months ended September 30, 2019 and 2018, respectively, and $252 million for both the nine months ended September 30, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million for both the three months ended September 30, 2019 and 2018, and $8 million and $7 million for the nine months ended September 30, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2019 and December 31, 2018 were as follows:

	Maturity Dates			Interest Rates			September 30, 2019	December 31, 2018
							(in thousands)
U.S. dollar floating rate notes	2028			3.83%	-	4.25%	$0	$6,502
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	125,769	128,140
Total notes receivable - affiliated(1)							$125,769	$134,642

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $1 million at both September 30, 2019 and December 31, 2018 and is included in “Other assets”. Revenues related to these assets were $1 million for both the three months ended September 30, 2019 and 2018, and $3 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
DART	January 2018	Purchase	Other Invested Assets	$21,457	$21,457	$0	$0
PALAC	April 2018	Purchase	Fixed Maturities	$64,313	$64,313	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$87,486	$87,486	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$37,921	$37,921	$0	$0
Prudential Realty Securities, Inc.	November 2018	Purchase	Commercial Mortgages	$3,259	$3,425	$0	$(167)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$4,995	$5,000	$(4)	$0
PALAC	April 2019	Sale	Equity Securities	$14,525	$13,466	$0	$1,059
Term Re	September 2019	Sale	Fixed Maturities	$9,178	$8,135	$0	$1,043
PURC	September 2019	Sale	Fixed Maturities	$8,399	$7,455	$0	$944
PAR U	September 2019	Sale	Fixed Maturities	$31,466	$28,146	$0	$3,320
Prudential Insurance	September 2019	Sale	Fixed Maturities	$10,702	$9,254	$1,144	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of September 30, 2019 and December 31, 2018, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.9 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Contributed Capital and Dividends

Through September of 2019, the Company did not receive any capital contributions. In March of 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.

Through September of 2019 and December of 2018, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2019 and December 31, 2018, the outstanding balances on these commitments were $28 million and $14 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2019 and December 31, 2018, $259 million and $257 million, respectively, of these commitments were outstanding.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Behfarin v. Pruco Life

In October 2019, plaintiff filed: (1) the First Amended Complaint adding Prudential Insurance Company of America and Pruco Life Insurance Company of New Jersey as defendants; and (2) a motion seeking preliminary certification of a settlement class, appointment of a class representative and class counsel, and preliminary approval of the proposed class action settlement.

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

The DOL’s review of the securities lending matter is closed. In September 2019, Prudential Financial reached a settlement of these matters with the SEC. As part of the settlement Prudential Financial agreed to pay a fine of $5 million and disgorgement of $27.6 million, and consented to the entry of an Administrative Order containing findings that two of its subsidiaries violated certain sections of the Investment Advisers Act of 1940 and the Investment Advisers Act Rules and ordering the subsidiaries to cease and desist from committing or causing any violations and any future violations of those provisions. In reaching this settlement, Prudential Financial neither admitted nor denied the SEC’s findings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2019, compared with December 31, 2018, and its consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impacts of the new standards and have begun to implement them. We believe that the new standards will apply to recommendations to purchase certain of our products, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings. Conversely, if interest rates were to decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. See Note 2 to our Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $23.5 billion, from $164.7 billion at December 31, 2018 to $188.2 billion at September 30, 2019. Significant components were:

•	Separate account assets increased $14.1 billion, primarily driven by favorable market performance partially offset by net outflows and policy charges;

•
Reinsurance recoverables increased $8.2 billion, primarily driven by an increase in the variable annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by declining interest rates partially offset by favorable equity markets, as well as continued universal and term life business growth and a favorable impact from our annual reviews and update of assumptions and other refinements; and

•
Total investments and Cash and cash equivalents increased $0.9 billion primarily driven by universal, term and variable life business growth and unrealized investment gains due to declining interest rates.

Total liabilities increased $23.0 billion, from $161.9 billion at December 31, 2018 to $184.9 billion at September 30, 2019. Significant components were:

•	Separate account liabilities increased $14.1 billion, corresponding to the increase in separate account assets described above; and

•
Future policy benefits increased $8.3 billion, primarily driven by an increase in the variable annuity living benefit liabilities, as well as growth in term and universal life business, as discussed above, the impact of unrealized gains on guaranteed minimum death benefits reserves and an unfavorable impact from our annual reviews and update of assumptions and other refinements.

Total equity increased $0.6 billion, from $2.7 billion at December 31, 2018 to $3.3 billion at September 30, 2019, primarily driven by unrealized investment gains due to declining interest rates and by net income.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $22 million from $17 million for the three months ended September 30, 2018 to $39 million for the three months ended September 30, 2019, primarily driven by Total realized investment gains / (losses), net reflecting higher gains from investment dispositions and derivative gains as a result of declining interest rates and higher commission and expense allowance ceded in the annuities business partially offset by higher Policyholders' benefits, Interest credited to policyholders’ account balances and amortization of Deferred policy acquisition costs, as discussed below.

Nine Months Comparison

Income (loss) from operations before income taxes increased $75 million from $49 million for the nine months ended September 30, 2018 to $124 million for the nine months ended September 30, 2019, which includes an unfavorable comparative net impact of $33 million from our annual reviews and update of assumptions and other refinements. Excluding this item, income (loss) from operations before income taxes increased $108 million, primarily driven by higher Policy charges and fee income as a result of business growth and higher profits on principle-based reserving ("PBR") products that are retained in the Company and not reinsured to our affiliated captive reinsurance companies as well as higher Net investment income primarily driven by business growth and higher income on non-coupon investments. Also contributing to the increase in pre-tax income is a favorable impact from commission and expense allowance ceded and deferred reinsurance activity in the annuities business. Partially offsetting these increases is higher Interest credited to policyholders’ account balances, as discussed below. For more information on PBR products, please see the "Term and Universal Life Reserve Financing" section within the "Liquidity and Capital Resources" section below.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $90 million from $183 million for the three months ended September 30, 2018 to $273 million for the three months ended September 30, 2019, primarily driven by Total realized investment gains / (losses), net of $89 million reflecting higher gains from investment dispositions and derivative gains as a result of declining interest rates, higher Net investment income of $9 million driven by business growth and higher income on non-coupon investments. Partially offsetting these increases is lower premiums of $12 million as a result of a reinsurance transaction to coinsure the remaining term life business related to two affiliated captives. For more information regarding the affiliated reinsurance transaction, please refer to Note 6 within the Unaudited Interim Consolidated Financial Statements.

Benefits and expenses increased $68 million from $167 million for the three months ended September 30, 2018 to $235 million for the three months ended September 30, 2019, primarily driven by an unfavorable impact to Policyholders' benefits of $36 million primarily reflecting business growth and an increase in guaranteed minimum death benefits ("GMDB") reserves, higher Interest credited to policyholders’ account balances of $35 million driven by business growth, and higher amortization of Deferred policy acquisition costs of $16 million primarily driven by the impact from new business. Partially offsetting these increases is lower General, administrative and other expenses of $19 million driven by favorable commission and expense allowance ceded, as discussed above.

Nine Months Comparison

Revenues increased $109 million from $620 million for the nine months ended September 30, 2018 to $729 million for the nine months ended September 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $161 million driven by Total realized investment gains / (losses), net of $68 million reflecting higher gains from investment dispositions and derivative gains as a result of declining interest rates, higher Policy charges and fee income of $51 million, as a result of business growth and higher profits on PBR products and higher Net investment income of $48 million driven by business growth and higher income on non-coupon investments.

Benefits and expenses increased $34 million from $571 million for the nine months ended September 30, 2018 to $605 million for the nine months ended September 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $53 million resulting from higher Interest credited to policyholders’ account balances of $46 million as a result of business growth and an unfavorable impact to Policyholders' benefits of $26 million primarily reflecting business growth and an increase in GMDB reserves. Partially offsetting these increases is a decrease in General, administrative, and other expenses of $33 million primarily driven by favorable impacts from commission and expense allowance ceded and deferred reinsurance activity in the annuities business, as discussed above.

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

External Reinsurance
As of September 30, 2019, the living benefit guarantees associated with $3.1 billion of HDI v3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The current ALM strategy conducted within PALAC and Prudential Insurance utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded, cleared, and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

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

Risk Appetite Framework

Prudential Financial manages capital consistent with our Risk Appetite Framework (“RAF”) to determine the amount of capital it needs to hold given its risk profile. The RAF is designed to ensure that all risks taken across the enterprise align with our capacity and willingness to take those risks. It allows for a cohesive assessment of risk and available resources and supports management’s decision-making. The RAF is supported by our comprehensive stress testing framework to provide a dynamic assessment of stress impacts and the resources available to absorb those impacts under stress scenarios. It incorporates the objectives of what we previously referred to as our Capital Protection Framework.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and return of capital to the parent company, hedging and reinsurance activity and payments in connection with financing activities.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2019 and December 31, 2018 the Company had liquid assets of $6,480 million and $5,695 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $549 million and $417 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $5,509 million, or 94%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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
As of September 30, 2019, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.7 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $11.6 billion of surplus notes was outstanding as of September 30, 2019. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2018.
As of September 30, 2019, our affiliated captive reinsurance companies had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of September 30, 2019, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.
The Company has introduced updated versions of its individual life insurance products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020.  These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.  Certain elements of the implementation of principle-based reserving are yet to be finalized by the NAIC and may have a material impact on statutory reserves.  The Company continues to assess the impact of the implementation of principle-based reserving on projected statutory reserve levels, product pricing and the use of financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pruco Life Insurance Company

By:	/s/ John Chieffo
Name:	John Chieffo
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 13, 2019