Form 10-K
period 2019-12-31
PRUCO LIFE INSURANCE CO
filed 2020-03-05
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

213 Washington Street, Newark, NJ 07102
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 5, 2020, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2019.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (I) (1) (a) and (b) of Form 10-K
and is therefore filing this Form with the reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

Part 1
Item 1. Business
Overview
Pruco Life Insurance Company (the “Company”, “Pruco Life”, “we”, or “our”) is a wholly-owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”), which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). See Note 1 to the Consolidated Financial Statements for additional information.
Pruco Life has one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey (“PLNJ”). Pruco Life and its subsidiary are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.
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
Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated company, Pruco Reinsurance, Ltd. (“Pruco Re”). Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Annuities Life Assurance Corporation (“PALAC”), excluding the PLNJ business, which was reinsured to Prudential Insurance. These reinsurance agreements cover new and in force business and exclude business reinsured externally. The product risks related to the reinsured business are being managed in PALAC and Prudential Insurance, as applicable.

The Company sells variable annuities, variable life, universal life and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Products
Annuities
We offer a variety of products to serve different retirement needs and goals.
Variable Annuities
•
The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit.
•
Prudential Defined Income® (“PDI”) Variable Annuity provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to total purchase payments made to the contracts, subject to annual roll-up increases until lifetime withdrawals commence, but does not have a highest daily benefit feature as discussed above.
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
•
MyRockSM Advisor, a fee-based variable annuity launched in August 2019, offers an elective Defined Income Benefit (“DIB”) rider which provides for specified lifetime income withdrawal rates applied to the purchase payments made to the contracts, subject to annual roll-up increases until lifetime withdrawals commence. In addition, the product offers both a basic death benefit, or a Return of Purchase Payment Death Benefit (“ROP”). Both the DIB and the ROP are available for an additional fee.

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
•
Independent financial planners
•
Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization
•
LINK by Prudential, a direct-to-consumer advisory platform, that connects to customers, with the help of insurance professionals, through various channels (online, phone, video chat, or in person)
We primarily distribute our individual life products through the following three channels:

•
Third-party distribution
◦
Independent brokers
◦
Banks and wirehouses
◦
General agencies and producer groups
•
Prudential Advisors
◦
Prudential’s proprietary nationwide sales organization that distributes Prudential life insurance, annuities and investment products with proprietary and non-proprietary investment options as well as select insurance, annuities and investment products from other carriers.
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
•
LINK by Prudential, a direct-to-consumer advisory platform, that connects to customers, with the help of insurance professionals, through various channels (online, phone, video chat, or in person).

Revenues and Profitability
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

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Annuities		Impact of annual assumption update (1)		Higher expenses (2)
Life Insurance	Lowest underwriting gains	Impact of annual assumption update (1)	Highest underwriting gains	Higher expenses (2)
(1) Impact of annual reviews and update of actuarial assumptions and other refinements.
(2) Expenses are typically higher than the quarterly average in the fourth quarter.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. As an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our variable annuity, term and universal life products. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

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

In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain corporate-owned life insurance policies. See Note 13 to the Consolidated Financial Statements for more information related to these policies.

Regulation
Overview
Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks, applicable to our businesses.

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

The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below under the following section headings:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

◦	Rescission of Designation

◦	Initiatives Regarding Dodd-Frank and Financial Regulation

•	ERISA

•	Fiduciary Rules and other Standards of Care

•	State Insurance Holding Company Regulation

•	Insurance Operations

◦	State Insurance Regulation

◦	Federal and State Securities Regulation Affecting Insurance Operations

•	SECURE Act

•	Derivatives Regulation

•	Privacy and Cybersecurity Regulation

•	Anti-Money Laundering and Anti-Bribery Laws

•	Unclaimed Property Laws

•	Taxation

•	International and Global Regulatory Initiatives
Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2019.

Existing and future accounting rules may also impact our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 to the Consolidated Financial Statements.

Dodd-Frank Wall Street Reform and Consumer Protection Act
Rescission of Designation
In October 2018, the Financial Stability Oversight Council (the “Council”) rescinded Prudential Financial’s designation as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result of the Council’s rescission of Prudential Financial’s Designated Financial Company status, Prudential Financial is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. Accordingly, Prudential Financial will no longer incur FRB supervisory fees or certain consulting and other costs associated with FRB supervision.

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
Initiatives Regarding Dodd-Frank and Financial Regulation
In November 2017, the U.S. Department of the Treasury released a report titled “Financial Stability Oversight Council Designations,” with recommendations on the Council’s standards and processes for the designation and continued designation of Designated Financial Companies. In addition, in October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, the Council adopted interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach the Council intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes the Council intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

We cannot predict whether the Treasury reports, interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.
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
Fiduciary Rules and Other Standards of Care
The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these rules have been revised or reexamined, as described below. We cannot predict whether any proposed or new amendments to the existing regulatory framework will ultimately become applicable to our businesses. Any new standards issued by the U.S. Department of Labor (“DOL”), the Securities and Exchange Commission (“SEC”), the National Association of Insurance Commissioners (“NAIC”) or state regulators may affect our businesses, results of operations, cash flows and financial condition.

DOL Fiduciary Rules
In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. We cannot predict whether the DOL will issue any new fiduciary rules or what impact they would have on the Company.
SEC Best Interest Regulation
In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impacts of the new standards and have begun to implement them. We believe that the new standards will apply to recommendations to purchase certain of our products and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.
State Standard of Care Regulation
In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation states the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the New York State Department of Financial Services (“NY DFS”) issued an amendment to its suitability regulations which imposes a best-interest standard on the sale of annuity and life insurance products in New York. The amendments became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. In addition, in October 2018 the New Jersey Bureau of Securities issued a proposal that would impose a fiduciary standard on all New Jersey investment professionals.
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
Group-Wide Supervision
NJDOBI acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups (“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:
•Group Capital Calculation. The NAIC has formed a working group to develop a U.S. group capital calculation using a risk-based capital (“RBC”) aggregation methodology. In constructing the calculation, the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”). The working group field tested a proposed calculation in 2019, and may seek to adopt a final version in 2020.

•Macroprudential Framework. The NAIC has established a new initiative to develop a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC is currently developing a liquidity stress testing framework.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In June 2018, AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. The NAIC’s Investment Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets including expanding, for RBC purposes, the current NAIC designations from six to twenty.

•Longevity/Mortality Risk. The NAIC’s Longevity Risk Subgroup of the Life Insurance and Annuities Committee and Financial Condition Committee is developing recommendations to recognize longevity risk in statutory reserves and/or risk-based capital related to annuities. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC. In 2019, the American Academy of Actuaries issued a report at the request of the NAIC recommending implementation of a new longevity risk factor concurrently with a correlation adjustment for mortality risk.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for year-end 2018 RBC formulas and is continuing to consider whether to add an explicit growth risk charge to the RBC formula. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following areas:

•Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principle-based reserving approach had a three-year phase-in period. Principle-based reserving will not affect reserves for policies in force prior to January 1, 2017.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing. Certain elements of the implementation of principle-based reserving are yet to be finalized by the NAIC and may have a material impact on statutory reserves. The Company continues to assess the impact of the implementation of principle-based reserving on projected statutory reserve levels, product pricing and the use of financing.

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (VM-21), Actuarial Guideline 43 (“AG 43”), and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) reforming standard scenarios for AG 43 and C3 Phase II; and (iii) standardizing capital market assumptions and aligning total asset requirements and reserves. The Company does not expect material impacts to target capital levels from the revised framework. The NAIC is considering further changes to the Valuation Manual for future years.

•New York Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding PLNJ's reserving methodologies for certain life insurance products, PLNJ holds additional statutory reserves on a New York basis, which reduces PLNJ's New York statutory surplus. PLNJ is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, its state of domicile, and therefore do not impact PLNJ's RBC ratio; however, the agreed reserve methodology may require PLNJ to hold additional New York statutory reserves in the future. If PLNJ were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, PLNJ's ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

•Reinsurance. The NAIC’s Life Actuarial Task Force is also evaluating changes to its Valuation Manual in respect of yearly renewable term reinsurance. Certain changes currently under consideration could adversely impact statutory reserve credit. The NAIC has adopted interim changes effective in 2020 that are expected to adversely impact statutory reserve credit for yearly renewable term reinsurance related to our individual life insurance products being reserved using a principle-based approach though the final Valuation Manual revisions are still being developed.

•Surplus Notes. The NAIC’s Statutory Accounting Principles Working Group is evaluating changes to the accounting rules regarding surplus notes with linked assets. This change could result in the classification of the surplus notes as debt instead of surplus and require linked assets to be treated as non-admitted assets. These changes would materially adversely impact the statutory financial position of the Company’s captive reinsurance affiliates that use credit-linked note structures to finance Regulation XXX and Guideline AXXX reserves. During 2019 the working group approved a data call to obtain surplus note financing information from insurers.

Captive Reinsurance Companies.

We use captive reinsurance affiliates to finance the portion of the statutory reserves for term and universal life policies that we consider to be non-economic for policies written prior to the implementation of principle-based reserving. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing.

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

Data and Underwriting

During 2019 the NAIC Big Data Working Group began reviewing accelerated or non-traditional underwriting models and predictive elements in the context of life insurance. In 2019 the NAIC also formed the Accelerated Underwriting Working Group, which is charged with studying key issues and, if appropriate, drafting guidance for states. It will review insurers’ use of external data and data analytics in accelerated underwriting.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the line of business written by all member insurers in the state. While we cannot predict the amount and timing of future assessments on the Company under these laws, Prudential Financial has established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

SECURE Act
In December 2019, Congress enacted the Setting Every Community Up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is expected to help promote retirement plan coverage by expanding access to and use of Multiple Employer Plans; facilitate access to lifetime income disclosures for plan participants to better understand how their retirement savings translate into monthly lifetime income in retirement; improve upon the current annuity selection safe harbor; and provide lifetime income portability. The SECURE Act made significant changes to provisions of existing law governing retirement plans and IRAs. These changes, which involve both ERISA and the Internal Revenue Code, include:

•	increasing the required minimum distribution age from 70 ½ to 72;

•	allowing contributions to traditional IRAs after attaining age 70 ½;

•	allowing up to $5,000 of withdrawals from a defined contribution plan or IRA for the birth or adoption of a child;

•	allowing completely unrelated small employers to participate in an open Multiple Employer Plan;

•	facilitating portability of lifetime income products held in retirement plans;

•	requiring defined contribution plans to provide an annual lifetime income disclosure;

•	limiting the ability of plan and IRA beneficiaries to stretch benefits over their life; and

•	creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider.

Some of the changes in law made by the SECURE Act are complex and unclear in application. Moreover, many of the provisions were effective on January 1, 2020, while other provisions are effective on later dates, including some that are not effective until action is taken to modify underlying retirement plan documents. We cannot predict what impact the SECURE Act will ultimately have on our businesses.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•	provide additional protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);

•	require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;

•	require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;

•	regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;

•	require oversight of third parties that have access to, and handle, personal information; and

•	prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the European Union's ("E.U.") General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S. the Federal government has proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act will be effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Internationally, a number of countries such as Brazil and Argentina have enacted or are considering enacting GDPR-like regulations.

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

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups, and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

Taxation

U.S. Taxation

Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

The United States Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") was enacted into law on December 22, 2017 and was generally effective starting in 2018. The Tax Act of 2017 changed the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company were: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; and (3) an increased capitalization and amortization period for acquisition costs related to certain products.

During 2018 and 2019, the Treasury Department and the Internal Revenue Service (“IRS”) promulgated Proposed and Final Regulations on a number of provisions within or impacted by the Tax Act of 2017. The Treasury and IRS have requested comments on the Proposed Regulations. Our analysis of these Proposed Regulations is on-going and further guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

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

The products we sell have different tax characteristics and, in some cases, generate tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on our investments supporting separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.

The profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing, increase our tax expense or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the Financial Stability Board (“FSB”), which consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.

In July 2013, Prudential Financial along with eight other global insurers, was designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Prudential Financial remained designated as a G-SII until November 2018, at which point the FSB announced that it would not engage in an identification of G-SIIs based on the IAIS’ progress with development of the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). The Holistic Framework, which was adopted by the IAIS in November 2019, focuses on employing an Activities Based approach (“ABA”) to assessing and managing potential sources of systemic risk through enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning. In addition to the ABA elements, the Holistic Framework preserves the IAIS’ annual data collection and monitoring process. Upon the IAIS’ adoption of the Holistic Framework, the FSB announced that it has suspended the annual identification of G-SIIs until November 2022, when it will review the need to either discontinue or re-establish the annual process based on the initial years of implementation of the Holistic Framework.

In addition to its post financial crisis work on systemic risk, the IAIS developed the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame were adopted by the IAIS in November 2019. Development of the ICS, which is the capital adequacy component of ComFrame, remains underway and will enter a five-year monitoring phase beginning in 2020. During the monitoring phase, IAIGs are encouraged to report ICS results to their group supervisory authorities to support the IAIS’ efforts to obtain feedback on the appropriateness of the framework. The IAIS will use input from supervisory authorities and IAIGs as well as stakeholder feedback on a public consultation and the results of an economic impact assessment to further improve the ICS. The IAIS is scheduled to adopt a final version of the ICS, which it expects its member supervisory authorities to implement, in 2025.

As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the ICS and proposed policy measures within the Holistic Framework. However, we could become subject to these policy measures if they were adopted by either our group supervisor or supervisors of Prudential Financial's international operations or companies, which could impact the manner in which Prudential Financial deploys its capital, structures and manages its businesses, and otherwise operates both within the U.S. and abroad.

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
Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality and policyholder behavior assumptions. We provide a variety of insurance products that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities.”

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
Our insurance and annuity products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. Some product liabilities are expected to have only modest risk related to interest rates because cash flows can be matched by available assets in the investable space. The interest rate risk emerges primarily from their tail cash flows (30 years or more), which cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.
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

For a discussion of the Company's liquidity and sources and uses of liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

Operational Risk
Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events.
An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes.
Operational Risk Types

•	Processes - Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices.

•	Systems - Failures during the development and implementation of new systems; systems failures.

•	People - Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.

•	External Events - External crime; cyber-attack; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.

•	Legal - Legal and regulatory compliance failures.
Potential Impacts

•	Financial losses - The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.

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
Key Enterprise Operational Risks - Key enterprise operational risks include the following:
We are subject to business continuation risk, which is the risk that our systems and data may be disrupted. We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. We may experience a business continuation event as a result of:

•	Severe pandemic, either naturally occurring or intentionally manipulated pathogens.

•	Geo-political risks, including armed conflict and civil unrest.

•	Terrorist events.

•	Significant natural or accidental disasters.

•	Cyber-attacks.
We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

•	Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks cannot be fully mitigated using technology or otherwise.

•
Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.

•	Insurance and retirement services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.

•
Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.

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

We may not adequately ensure the privacy of sensitive data. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.
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
Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through our captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of large numbers of decentralized sales personnel who are compensated based on commissions.  The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors.  Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs.  While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales risk accountability.

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and in recent years many of these rules have been revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus in regulatory examinations. These investigations and examinations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

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
Strategic Risk
We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, tactical risks may become strategic risks. For example, we must consider the impact of the prolonged low interest rate environment on new product development and continued sales of interest sensitive products.
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•	Financial sector regulatory reform.

•	U.S. federal, state and local tax laws.

•	Fiduciary rules and other standards of care.

•
Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, accounting rules, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.

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

Changes in technology and other external factors may be unsettling to our business model. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment which may have a significant impact on our business model.

•
Interaction with Customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences may drive a need to redesign products. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model.

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

The following items are examples of other factors which could have a meaningful impact on our business.

•
A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial's subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.

•
The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. It is expected that the U.K. Financial Conduct Authority will stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate ("SOFR") which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

•
The changing competitive landscape may adversely affect the Company. In our business we face intense competition from insurance companies and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, access to customer data or other changes in the marketplace may present opportunities for new or smaller companies without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies and companies in other industries with greater access to customers and data have the potential to disrupt industries globally, and many participants have been partially funded by industry players.

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

•
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
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 8 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums or gross profits, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits”. As of December 31, 2019, DAC for our life products was $1.9 billion. There were no DAC and DSI balances as of December 31, 2019 for our annuity products due to a series of reinsurance transactions that the Company entered into on April 1, 2016 with Prudential Annuities Life Assurance Corporation ("PALAC") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 1, Note 6 and Note 8 to the Consolidated Financial Statements for additional information.
Amortization methodologies
Gross Premiums. DAC associated with term life policies is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.
Gross Profits. DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as (i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances less (ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain businesses, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts, and index-linked crediting features of indexed universal life contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 9 and Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations”.

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
The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity and variable life contracts, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity and variable life contracts and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC and other costs for our variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of December 31, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.1% near-term mean reversion equity expected rate of return.
With regard to interest rate assumptions used in evaluating DAC and DSI, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.
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

•
For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, a liability is established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The result of the benefit ratio method is that the liability at any point in time represents an accumulation of the portion of assessments received to date expected to be needed to fund future excess payments, less any excess payments already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Consolidated Financial Statements.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity and policyholder behavior assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.

The following paragraphs provide additional details about the reserves we have established:
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
Policyholders’ Account Balances
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Our unearned revenue reserve (“URR”), also reported as a component of “Policyholders’ account balances”, gross of reinsurance with a partial offset in “Reinsurance recoverables”. The URR balance was $1,093 million as of December 31, 2019. This reserve primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product's estimated gross profits, similar to DAC and DSI as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2019 balances of changes in a single assumption and not changes in any combination of assumptions. Changes in current assumptions and the related impact that could result in the listed financial statement balances that are in excess of the amounts illustrated may occur in future periods. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided further above. For traditional long-duration and limited payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long duration and limited payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.
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

	December 31, 2019
	Increase (Decrease) in
	Deferred Policy Acquisition Costs	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances(1)(7)	Net Impact
	(in millions)
Hypothetical change in current
Long-term interest rate(2)
Increase by 25 basis points	$0	$(5)	$(5)	$0
Decrease by 25 basis points	$0	$0	$0	$0
Long-Term Equity Expected Rate of Return(3)
Increase by 50 basis points	$0	$(30)	$(30)	$0
Decrease by 50 basis points	$0	$35	$35	$0
NPR Credit Spread(4)
Increase by 50 basis points	$0	$(1,410)	$(1,465)	$55
Decrease by 50 basis points	$0	$1,550	$1,600	$(50)
Mortality(5)
Increase by 1%	$(5)	$(115)	$(120)	$0
Decrease by 1%	$5	$125	$125	$5
Lapse(6)
Increase by 10%	$15	$(445)	$(425)	$(5)
Decrease by 10%	$(10)	$485	$470	$5

(1)	Includes GMDB/GMIB reserves, embedded derivative liabilities for certain living benefit guarantees and index-linked interest crediting guarantees, and URR.

(2)	Represents the impact of a parallel shift in the long-term interest rate yield curve for the Individual Life Insurance business.

(3)	Represents the impact of an increase or decrease in the long-term equity expected rate of return for the Individual Annuities business.

(4)	Represents the impact of an increase or decrease in the NPR credit spread for the Individual Annuities and Individual Life Insurance businesses.

(5)	Represents the impact of an increase or decrease in mortality rates for the Individual Annuities and Individual Life Insurance businesses.

(6)	Represents the impact of an increase or decrease in lapse rates for the Individual Annuities and Individual Life Insurance businesses.

(7)	Balances are gross of reinsurance.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:

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
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, tax credits, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The Dividend Received Deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the U.S. federal statutory rate. The DRD is an estimate that incorporates the prior and current year information, as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
In December 2017, the Securities and Exchange Commission (“SEC”) staff issued “Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allowed the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 10 to the Consolidated Financial Statements for a discussion of provisional amounts related to The United States Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) included in “Income tax expense (benefit) before equity in earnings of operating joint ventures” in 2017 and adjustments to provisional amounts recorded in 2018.
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2019 "Income tax expense (benefit)" of $2 million.

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
Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
2019 to 2018 Annual Comparison
Total assets increased $26 billion from $165 billion at December 31, 2018 to $191 billion at December 31, 2019. Significant components were:

•	Separate account assets increased $19 billion primarily driven by favorable market performance, partially offset by net outflows and policy charges;

•
Reinsurance recoverables increased $6 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by declining interest rates and credit spreads tightening, partially offset by favorable equity markets, as well as continued universal and term life business growth and a favorable impact from our annual reviews and update of assumptions and other refinements; and

•
Total investments and Cash and cash equivalents increased $1 billion primarily driven by universal, term and variable life business growth and unrealized gains on investments due to declining interest rates.

Total liabilities increased $26 billion from $162 billion at December 31, 2018 to $188 billion at December 31, 2019. Significant components were:

•	Separate account liabilities increased $19 billion corresponding to the increase in separate account assets described above;

•
Future policy benefits increased $6 billion primarily driven by an increase in the variable annuity living benefit liabilities, as well as growth in term and universal life business, as discussed above, the impact of unrealized gains on guaranteed minimum death benefits reserves and an unfavorable impact from our annual reviews and update of assumptions and other refinements; and

•
Policyholders’ account balances increased $1 billion primarily driven by universal life business growth partially offset by a decrease in URR driven by market activity and an unfavorable impact from our annual reviews and update of assumptions and other refinements.

Total equity remained flat.
Results of Operations
Income (loss) from Operations before Income Taxes
2019 to 2018 Annual Comparison
Income (loss) from operations before income taxes increased $101 million from $58 million in 2018 to $159 million in 2019, which includes an unfavorable comparative net impact of $33 million from our annual reviews and update of assumptions and other refinements. Excluding this item, income (loss) from operations before income taxes increased $134 million, primarily driven by higher Net investment income as a result of business growth and higher income on non-coupon investments as well as higher Policy charges and fee income as a result of business growth and higher profits on principle-based reserving ("PBR") products that are retained in the Company and not reinsured to our affiliated captive reinsurance companies. Also contributing to the increase in pre-tax income were an increase in Total realized investment gains (losses), net, reflecting higher gains from investment dispositions and derivative gains as a result of declining interest rates in 2019, partially offset by embedded derivative realized losses on indexed-linked universal life products, as well as a favorable impact from commission and expense allowance ceded and deferred reinsurance activity in the annuities business. For more information on PBR products, see "Liquidity and Capital Resources—Financing Activities—Term and Universal Life Reserve Financing". Partially offsetting these increases were higher General, administrative and other expenses as a result of significant Prudential Financial growth initiative implementation costs.
Revenues, Benefits and Expenses
2019 to 2018 Annual Comparison
Revenues increased $120 million from $829 million in 2018 to $949 million in 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $172 million driven by higher Net investment income of $69 million driven by business growth, reinvestment of net investment income and higher income on non-coupon investments, as well as higher Policy charges and fee income of $69 million as a result of business growth, higher profits on PBR products and higher URR amortization as a result of the ongoing impact from our second quarter 2019 assumption update. Also contributing to the increase is higher Total realized investment gains (losses), net of $45 million reflecting higher gains from investment dispositions and derivative gains as a result of declining interest rates, partially offset by embedded derivative realized losses on indexed-linked universal life products, as discussed above. Partially offsetting these increases were a decrease in Premiums of $22 million as a result of a reinsurance transaction to coinsure the remaining term life business related to two affiliated captives.
Benefits and expenses increased $19 million from $772 million in 2018 to $791 million in 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $38 million resulting from higher General, administrative and other expenses of $21 million as a result of growth initiative implementation costs, partially offset by favorable impacts from commission and expense allowance ceded and deferred reinsurance activity in the annuities business, as discussed above. Also contributing to the increase was higher Interest credited to policyholders’ account balances of $15 million as a result of business growth.
Variable Annuity Risks and Risk Mitigants
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial currently manages our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features and Asset Liability Management Strategy, as discussed below. The Company also manages these risk exposures through reinsurance. For information on our reinsurance agreements, see “Business—Reinsurance” and Note 9 to the Consolidated Financial Statements.

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
Asset Liability Management ("ALM") Strategy (including fixed income instruments and derivatives)
PALAC and Prudential Insurance employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded and OTC equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.
Capital Hedge Program
A capital hedge program is employed within PALAC to further hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. Since the capital hedge program is conducted in PALAC, the results of the strategy do not directly impact the Company's results of operations or financial condition.
Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$33	$12	$60
Non-taxable investment income	(52)	(50)	(157)
Tax credits	(40)	(40)	(30)
Domestic production activities deduction, net	0	0	(10)
Changes in tax law	0	4	(20)
Settlements with taxing authorities	0	21	0
Reported income tax expense (benefit)	$(59)	$(53)	$(157)
Effective tax rate	(37.2)%	(91.1)%	(91.5)%

Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures." Our effective tax rate for fiscal years 2019, 2018 and 2017 was (37.2)%, (91.1)% and (91.5)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 10 to the Consolidated Financial Statements. The increase in the effective tax rate from (91.5)% in 2017 to (91.1)% in 2018 was primarily driven by the impacts of the Tax Act of 2017 in 2017. The increase from (91.1)% in 2018 to (37.2)% in 2019 was primarily driven by an increase in pre-tax income in 2019.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2019, 2018 and 2017 was $0 million, $0 million and $30 million, respectively. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that capital and liquidity resources are sufficient to satisfy the current capital and liquidity requirements of Prudential Insurance, Prudential Financial and the Company, including under reasonably foreseeable stress scenarios.
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see "Business—Regulation” and “Risk Factors”.
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
Risk Appetite Framework
Prudential Financial manages capital consistent with our Risk Appetite Framework ("RAF") to determine the amount of capital it needs to hold given its risk profile. The RAF is designed to ensure that all risks taken across the enterprise align with our capacity and willingness to take those risks. It allows for a cohesive assessment of risk and available resources and supports management’s decision-making. The RAF is supported by our comprehensive stress testing framework to provide a dynamic assessment of stress impacts and the resources available to absorb those impacts under stress scenarios. It incorporates the objectives of what we previously referred to as our Capital Protection Framework.
Affiliated Captive Reinsurance Companies
Prudential Financial and the Company use captive reinsurance companies for our individual life business to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with several of the captives in connection with financing arrangements.
Our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies to finance the portion of the reserves for this business that we consider to be non-economic as described below under “—Financing Activities—Term and Universal Life Reserve Financing.”
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

Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2019 and 2018, the Company had liquid assets of $6.3 billion and $5.7 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.6 billion and $0.4 billion as of December 31, 2019 and 2018, respectively. As of December 31, 2019, $5.4 billion, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
Financing Activities
Term and Universal Life Reserve Financing
For business written prior to the implementation of PBR, Regulation XXX and Guideline AXXX require domestic life insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life policies with similar guarantees. Many market participants believe that these levels of reserves are excessive relative to the levels reasonably required to maintain solvency for moderately adverse experience. The difference between the statutory reserve and the amount necessary to maintain solvency for moderately adverse experience is considered to be the non-economic portion of the statutory reserve.
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
As of December 31, 2019, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.7 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12 billion of surplus notes were outstanding as of December 31, 2019, as compared to an aggregate issuance capacity of $13.8 billion, of which $11.5 billion was outstanding as of December 31, 2018. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The affiliated captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the affiliated captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the affiliated captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in Prudential Financials’ total consolidated borrowings on a net basis.
As of December 31, 2019, our affiliated captive reinsurers also had outstanding an aggregate of $2.6 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves. In addition, as of December 31, 2019, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.
The Company has introduced updated versions of its products in phases over the course of the PBR implementation period and has transitioned all products by January 1, 2020. These updated products support the principle-based statutory reserve level without the need for captive reserve financing. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its entire portfolio of individual life product offerings. Certain elements of the implementation of PBR are yet to be finalized by the NAIC and may have a material impact on statutory reserves.

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
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2019 and 2018. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2019			December 31, 2018
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$5,742	$(512)		$5,241	$(449)
Policy loans		1,314	0		1,236	0
Commercial mortgage and other loans		1,289	(63)		1,214	(61)
Derivatives:
Swaps	$1,499	58	(15)	$1,066	38	(18)
Options	2,680	96	1	1,982	12	1
Forwards	22	(1)	0	23	0	0
Embedded derivatives (2)(3)		(9,397)	5,014		(5,574)	3,761
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		(1,542)	8		(1,479)	6
Net estimated potential gain (loss)(5)			$4,433			$3,240

(1)	Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(3)
Embedded derivatives relate to certain features associated with variable annuity and indexed universal life contracts. The fair value and hypothetical change in fair value of each is $(8,435) million and $4,828 million, and $(962) million and $186 million, respectively, as of December 31, 2019. Amounts as of December 31, 2018 relate primarily to embedded derivatives related to certain features associated with variable annuity contracts.

(4)
Excludes $46.6 billion and $40.0 billion as of December 31, 2019 and 2018, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

(5)
Excludes reinsurance recoverable which largely offsets the gains and losses of embedded derivatives related primarily to certain features associated with variable annuity contracts and "Policyholders' account balances-investment contracts."

Market Risk Related to Equity Prices
We have exposure to equity price risk through our investments in equity securities, equity-based derivatives and embedded derivatives associated with certain of the optional living benefit features of variable annuity and index-linked crediting features of indexed universal life contracts. As discussed above, our variable annuity optional living benefits accounted for as embedded derivatives are generally reinsured to affiliates and a third party reinsurer as part of our risk management strategy. Changes in equity prices may impact other items including, but not limited to, the following:

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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. As of December 31, 2019, excluding the embedded derivatives associated with variable annuity contracts (generally reinsured to an affiliate as part of our risk management strategy as discussed above), the impact from this hypothetical scenario was primarily from embedded derivatives associated with indexed universal life contracts of fair value and hypothetical change in fair value of $(962) million and $70 million, respectively. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets, it does represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such event.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiary, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2019, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
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
March 5, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Pruco Life Insurance Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiary (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Significant Transactions with Related Parties
As discussed in Note 13 to the consolidated financial statements, the Company has entered into significant transactions with The Prudential Insurance Company of America, its parent company, and other affiliates, who are related parties.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2020

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
As of December 31, 2019 and 2018 (in thousands, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2019 – $5,283,266; 2018 – $5,244,903)	$5,681,970	$5,199,595
Fixed maturities, trading, at fair value (amortized cost: 2019 – $59,995; 2018 – $44,759)	59,964	41,627
Equity securities, at fair value (cost: 2019 – $6,360; 2018 – $31,824)	10,494	36,922
Policy loans	1,314,064	1,236,077
Commercial mortgage and other loans	1,239,885	1,209,150
Other invested assets (includes $87,456 and $120,717 measured at fair value at December 31, 2019 and 2018, respectively)	429,558	377,429
Total investments	8,735,935	8,100,800
Cash and cash equivalents	563,199	416,840
Deferred policy acquisition costs	1,855,698	1,613,922
Accrued investment income	89,448	88,278
Reinsurance recoverables	40,710,159	34,682,127
Receivables from parent and affiliates	271,981	289,580
Income taxes receivable	102,652	46,102
Other assets	441,543	365,219
Separate account assets	138,387,772	119,077,916
TOTAL ASSETS	$191,158,387	$164,680,784
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$25,258,673	$19,476,394
Policyholders’ account balances	22,878,823	22,059,692
Cash collateral for loaned securities	7,529	11,063
Short-term debt to affiliates	2,845	0
Payables to parent and affiliates	216,842	229,345
Other liabilities	1,390,876	1,093,143
Separate account liabilities	138,387,772	119,077,916
Total liabilities	188,143,360	161,947,553
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,153,632	1,146,592
Retained earnings	1,577,453	1,612,435
Accumulated other comprehensive income (loss)	281,442	(28,296)
Total equity	3,015,027	2,733,231
TOTAL LIABILITIES AND EQUITY	$191,158,387	$164,680,784
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2019, 2018, and 2017 (in thousands)

	2019	2018	2017
REVENUES
Premiums	$28,544	$50,808	$54,706
Policy charges and fee income	544,156	533,327	275,693
Net investment income	393,797	325,287	352,410
Asset administration fees	16,056	14,368	17,593
Other income	83,560	72,964	67,749
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,655)	(3,710)	(8,374)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	(379)	0	995
Other realized investment gains (losses), net	(107,715)	(163,568)	(72,807)
Total realized investment gains (losses), net	(116,749)	(167,278)	(80,186)
TOTAL REVENUES	949,364	829,476	687,965
BENEFITS AND EXPENSES
Policyholders’ benefits	153,074	149,499	(18,416)
Interest credited to policyholders’ account balances	187,229	171,993	168,391
Amortization of deferred policy acquisition costs	113,318	135,826	95,007
General, administrative and other expenses	336,959	314,371	271,533
TOTAL BENEFITS AND EXPENSES	790,580	771,689	516,515
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	158,784	57,787	171,450
Income tax expense (benefit)	(59,132)	(52,641)	(156,828)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	217,916	110,428	328,278
Equity in earnings of operating joint venture, net of taxes	(917)	(1,790)	(485)
NET INCOME (LOSS)	$216,999	$108,638	$327,793
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	9,572	(17,745)	259
Net unrealized investment gains (losses)	381,447	(259,981)	137,484
Total	391,019	(277,726)	137,743
Less: Income tax expense (benefit) related to other comprehensive income (loss)	81,281	(55,174)	43,372
Other comprehensive income (loss), net of taxes	309,738	(222,552)	94,371
Comprehensive income (loss)	$526,737	$(113,914)	$422,164
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2019, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2016	$2,500	$986,062	$1,448,517	$70,975	$2,508,054
Contributed capital		153,500			153,500
Dividend to parent			(250,000)		(250,000)
Contributed (distributed) capital-parent/child asset transfers		1,530			1,530
Comprehensive income:
Net income (loss)			327,793		327,793
Other comprehensive income (loss), net of tax				94,371	94,371
Total comprehensive income (loss)					422,164
Balance, December 31, 2017	2,500	1,141,092	1,526,310	165,346	2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,449)	30,449	—
Contributed capital		5,500			5,500
Dividend to parent
Contributed (distributed) capital-parent/child asset transfers
Comprehensive income:
Net income (loss)			108,638		108,638
Other comprehensive income (loss), net of tax				(222,552)	(222,552)
Total comprehensive income (loss)					(113,914)
Balance, December 31, 2018	2,500	1,146,592	1,612,435	(28,296)	2,733,231
Cumulative effect of adoption of accounting changes (1)			(1,981)		(1,981)
Contributed capital		5,900			5,900
Dividend to parent			(250,000)		(250,000)
Contributed (distributed) capital-parent/child asset transfers		1,140	0		1,140
Comprehensive income:
Net income (loss)			216,999		216,999
Other comprehensive income (loss), net of tax				309,738	309,738
Total comprehensive income (loss)					526,737
Balance, December 31, 2019	$2,500	$1,153,632	$1,577,453	$281,442	$3,015,027
(1) Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017 (in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$216,999	$108,638	$327,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(126,300)	(116,675)	(142,781)
Interest credited to policyholders’ account balances	187,229	171,993	168,391
Realized investment (gains) losses, net	116,749	167,278	80,186
Amortization and other non-cash items	(81,847)	(43,259)	(65,536)
Change in:
Future policy benefits	2,538,263	1,843,825	1,920,440
Reinsurance recoverables	(2,739,573)	(1,832,092)	(2,046,215)
Accrued investment income	(1,170)	(5,937)	(3,692)
Net payables to/receivables from parent and affiliates	(7,175)	18,457	43,913
Deferred policy acquisition costs	(338,455)	(211,059)	(183,884)
Income taxes	(138,706)	(28,950)	(76,330)
Derivatives, net	143,004	(44,585)	55,104
Other, net	(22,573)	(4,487)	26,443
Cash flows from (used in) operating activities	(253,555)	23,147	103,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	948,693	561,340	1,062,236
Fixed maturities, trading	0	0	214
Equity securities	29,532	6,008	510
Policy loans	162,744	153,124	143,655
Ceded policy loans	(11,953)	(15,131)	(15,188)
Short-term investments	51,117	13,404	72,725
Commercial mortgage and other loans	144,512	64,261	254,635
Other invested assets	18,599	19,527	31,192
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(940,605)	(875,672)	(1,315,508)
Fixed maturities, trading	(15,235)	(6,481)	(15,019)
Equity securities	(110)	(5,039)	(5,000)
Policy loans	(196,508)	(179,968)	(123,645)
Ceded policy loans	19,790	17,036	18,942
Short-term investments	(51,113)	(13,430)	(37,407)
Commercial mortgage and other loans	(171,762)	(199,847)	(180,929)
Other invested assets	(84,762)	(70,902)	(32,275)
Notes receivable from parent and affiliates, net	15,980	(2,464)	5,731
Derivatives, net	(4,056)	639	(17,569)
Other, net	(6,342)	(2,880)	(152,576)
Cash flows from (used in) investing activities	(91,479)	(536,475)	(305,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	5,407,620	5,093,239	4,540,655
Ceded policyholders’ account deposits	(3,537,492)	(3,230,005)	(3,083,049)
Policyholders’ account withdrawals	(3,568,340)	(3,135,714)	(2,682,445)
Ceded policyholders’ account withdrawals	2,431,701	2,022,519	1,692,756
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(3,534)	(22,106)	(110,710)
Dividend to parent	(250,000)	0	(250,000)

Contributed Capital	0	0	148,500
Contributed (distributed) capital - parent/child asset transfers	1,443	0	2,354
Net change in financing arrangements (maturities 90 days or less)	2,845	0	0
Drafts outstanding	7,150	(10,334)	59,795
Cash flows from (used in) financing activities	491,393	717,599	317,856
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	146,359	204,271	116,412
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	416,840	212,569	96,157
CASH AND CASH EQUIVALENTS, END OF YEAR	$563,199	$416,840	$212,569
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$79,574	$(23,684)	$(45,538)
Interest paid	$3,204	$3,099	$2,179

Significant Non-Cash Transactions
There were no significant non-cash transactions for the years ended December 31, 2019 and 2018.
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
Pruco Life has one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey, (“PLNJ”). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only. Pruco Life and its subsidiary are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.
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
The most significant estimates include those used in determining DAC and related amortization; fair value of embedded derivative instruments associated with index-linked features of certain universal life products; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.
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
Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. Additionally, prepayment premiums are also included in “Net investment income”. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income (loss) ("OCI"). For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the securities are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to "Net investment income" in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.
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

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available-for-sale” are reported in net income within “Other income” in the Consolidated Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available-for-sale” were reported in AOCI. The impact of this standard resulted in an increase to retained earnings of $7.9 million, a reduction to AOCI of $1.5 million, and an increase to equity of $6.4 million upon adoption on January 1, 2018.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

When an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in OCI. Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of AOCI.
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
The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flows on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.
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
Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value,” and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to purchase" below.) The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents. These assets are generally carried at fair value or amortized cost which approximates fair value.
Deferred policy acquisition costs are directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC”, net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of indexed universal life contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial, a United States Securities and Exchange Commission (the "SEC") registrant, and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 9. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods, (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period, and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.
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
Income taxes asset primarily represents the net deferred tax asset and the Company’s estimated taxes receivable for the current year and open audit years.
The Company is a member of the federal income tax return of Prudential Financial and primarily files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members record tax benefits to the extent tax losses or tax credits are recognized in the consolidated federal tax provision.
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
In December of 2017, SEC staff issued "SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allowed registrants to record provisional amounts during a 'measurement period' not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 10 for a discussion of provisional amounts related to The United States Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") recorded in 2017 and adjustments to provisional amounts recorded in 2018.
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
Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss), which allowed a reclassification from AOCI to retained earnings for stranded effects resulting from the Tax Act of 2017. The Company elected to apply the ASU subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing AOCI and decreasing retained earnings, each by $30.4 million upon adoption on January 1, 2018. Stranded effects unrelated to the Tax Act of 2017 are generally released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have fixed and guaranteed terms, where the timing and amount of payment depends on policyholder mortality and maintenance expenses less the present value of future net premiums. Expected mortality is generally based on Company experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by recognizing a premium deficiency. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. If a premium deficiency is recognized, the assumptions without a provision for the risk of adverse deviation as of the premium deficiency test date are locked-in and used in subsequent valuations. The net reserves continue to be subject to premium deficiency testing. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 7 for additional information regarding future policy benefits.
Cash collateral for loaned securities represent liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income.”
Securities sold under agreements to repurchase represent liabilities associated with securities repurchase agreements which are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents (see also "Cash and cash equivalents" above). As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.
Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income.”

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts. The Company also provides contracts with certain living benefits which are considered embedded derivatives. See Note 5 for information regarding the valuation of these embedded derivatives and Note 8 for additional information regarding these contracts.
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
Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

OTHER ACCOUNTING POLICIES
Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk ("NPR") used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties, while others are bilateral contracts between two counterparties. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.
Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2019, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU adopted during the year ended December 31, 2019

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
Adoption of the ASU did not have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative-effect adjustment to retained earnings was immaterial.

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
Adoption of the ASU did not have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative-effect adjustment to retained earnings and AOCI related to ineffectiveness of the hedge instruments outstanding at the date of the adoption was immaterial. See Note 4 for additional required disclosures.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of December 31, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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
Notes to Consolidated Financial Statements—(Continued)

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

An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a retrospective transition method for DAC and other balances.

The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record market risk benefit assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change that is attributable to changes in an entity’s non-performance risk (“NPR”), which is recognized in OCI.

An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.

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

Other ASUs issued but not yet adopted as of December 31, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current OTTI standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption was permitted beginning January 1, 2019.

Adoption of this guidance will result in 1) the recognition of an allowance for credit losses based on the current expected credit loss model on financial assets carried at amortized cost and certain off-balance sheet credit exposures; and 2) related adjustments to retained earnings. We expect the cumulative impact of the adoption to retained earnings, primarily attributable to the reserves for commercial mortgage and other loans, to be immaterial.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,622	$2,846	$0	$86,468	$0
Obligations of U.S. states and their political subdivisions	458,152	39,675	0	497,827	0
Foreign government bonds	196,034	26,793	1	222,826	0
U.S. public corporate securities	1,914,503	229,071	2,247	2,141,327	0
U.S. private corporate securities	886,281	44,497	1,006	929,772	0
Foreign public corporate securities	256,843	22,158	385	278,616	0
Foreign private corporate securities	939,603	38,426	19,551	958,478	0
Asset-backed securities(1)	119,602	800	466	119,936	(7)
Commercial mortgage-backed securities	367,848	15,231	163	382,916	0
Residential mortgage-backed securities(2)	60,778	3,050	24	63,804	(131)
Total fixed maturities, available-for-sale	$5,283,266	$422,547	$23,843	$5,681,970	$(138)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $1.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	2,152	1	400	0	2,552	1
U.S. public corporate securities	81,622	984	19,206	1,263	100,828	2,247
U.S. private corporate securities	33,264	780	22,143	226	55,407	1,006
Foreign public corporate securities	3,839	23	9,379	362	13,218	385
Foreign private corporate securities	32,800	921	186,693	18,630	219,493	19,551
Asset-backed securities	32,361	243	55,461	223	87,822	466
Commercial mortgage-backed securities	22,153	163	0	0	22,153	163
Residential mortgage-backed securities	3,049	16	692	8	3,741	24
Total fixed maturities, available-for-sale	$211,240	$3,131	$293,974	$20,712	$505,214	$23,843

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$630	$6	$630	$6
Obligations of U.S. states and their political subdivisions	124,776	1,571	31,215	780	155,991	2,351
Foreign government bonds	77,055	3,184	59,700	5,015	136,755	8,199
U.S. public corporate securities	784,916	37,635	213,147	16,766	998,063	54,401
U.S. private corporate securities	263,934	9,159	287,031	9,432	550,965	18,591
Foreign public corporate securities	124,764	6,286	72,725	5,865	197,489	12,151
Foreign private corporate securities	424,921	22,605	127,201	17,417	552,122	40,022
Asset-backed securities	112,527	650	6,523	100	119,050	750
Commercial mortgage-backed securities	49,616	434	116,786	4,093	166,402	4,527
Residential mortgage-backed securities	34,249	240	32,432	827	66,681	1,067
Total fixed maturities, available-for-sale	$1,996,758	$81,764	$947,390	$60,301	$2,944,148	$142,065

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2019 and 2018, the gross unrealized losses on fixed maturity securities were composed of $16.0 million and $121.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.8 million and $20.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $20.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and consumer non-cyclical sectors. As of December 31, 2018, the $60.3 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and consumer non-cyclical sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either December 31, 2019 or 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of December 31, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$139,614	$140,916
Due after one year through five years	688,411	697,057
Due after five years through ten years	1,073,731	1,115,368
Due after ten years	2,833,282	3,161,973
Asset-backed securities	119,602	119,936
Commercial mortgage-backed securities	367,848	382,916
Residential mortgage-backed securities	60,778	63,804
Total fixed maturities, available-for-sale	$5,283,266	$5,681,970

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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$633,787	$234,617	$569,151
Proceeds from maturities/prepayments	314,906	326,664	492,944
Gross investment gains from sales and maturities	59,557	1,370	44,458
Gross investment losses from sales and maturities	(3,785)	(11,000)	(9,956)
OTTI recognized in earnings(2)	(9,034)	(3,710)	(7,379)

(1)	Includes $0.0 million, $(0.1) million and $(0.1) million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2019, 2018 and 2017, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Years Ended December 31,
	2019	2018
	(in thousands)
Credit loss impairments:
Balance in OCI, beginning of period	$1,291	$4,374
New credit loss impairments	3,022	0
Increases due to the passage of time on previously recorded credit losses	32	539
Reductions for securities which matured, paid down, prepaid or were sold during the period	(679)	(2,000)
Reductions for securities impaired to fair value during the period(1)	(3,040)	(1,136)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(152)	(486)
Balance in OCI, end of period	$474	$1,291

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(1.0) million and $(2.8) million during the years ended December 31, 2019 and 2018, respectively. The net change in unrealized gains (losses) from equity securities still held at period end, recorded within "Other comprehensive income (loss)," was $2.0 million during the year ended December 31, 2017.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$355,175	28.6%	$362,811	29.9%
Hospitality	31,449	2.5	16,083	1.3
Industrial	299,803	24.1	263,999	21.8
Office	205,498	16.6	187,450	15.5
Other	136,841	11.0	131,961	10.9
Retail	190,690	15.4	193,473	16.0
Total commercial mortgage loans	1,219,456	98.2	1,155,777	95.4
Agricultural property loans	22,197	1.8	55,438	4.6
Total commercial mortgage and agricultural property loans by property type	1,241,653	100.0%	1,211,215	100.0%
Allowance for credit losses	(1,768)		(2,065)
Total commercial mortgage and other loans	$1,239,885		$1,209,150

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (19%), Texas (14%) and New York (7%)) and included loans secured by properties in Europe (9%), Mexico (2%), and Australia (2%).
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2016	$1,513	$45	$1,558
Addition to (release of) allowance for credit losses	215	21	236
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2017	$1,728	$66	$1,794
Addition to (release of) allowance for credit losses	298	(27)	271
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	$2,026	$39	$2,065
Addition to (release of) allowance for credit losses	(283)	(14)	(297)
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2019	$1,743	$25	$1,768

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	December 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,743	25	1,768
Total ending balance(1)	$1,743	$25	$1,768
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,219,456	22,197	1,241,653
Total ending balance(1)	$1,219,456	$22,197	$1,241,653

(1)	As of December 31, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,026	39	2,065
Total ending balance(1)	$2,026	$39	$2,065
Recorded investment(2):
Individually evaluated for impairment	$0	$816	$816
Collectively evaluated for impairment	1,155,777	54,622	1,210,399
Total ending balance(1)	$1,155,777	$55,438	$1,211,215

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.
The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2019
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$676,517	$18,418	$1,912	$696,847
60%-69.99%	354,828	12,799	0	367,627
70%-79.99%	149,448	27,506	0	176,954
80% or greater	0	225	0	225
Total commercial mortgage and agricultural property loans	$1,180,793	$58,948	$1,912	$1,241,653

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,219,456	$0	$0	$0	$1,219,456	$0
Agricultural property loans	22,197	0	0	0	22,197	0
Total	$1,241,653	$0	$0	$0	$1,241,653	$0

(1)	As of December 31, 2019, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,155,777	$0	$0	$0	$1,155,777	$0
Agricultural property loans	55,438	0	0	0	55,438	0
Total	$1,211,215	$0	$0	$0	$1,211,215	$0

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.
For the years ended December 31, 2019 and 2018, there were $0 million and $3 million of commercial mortgage and other loans acquired, other than those through direct origination, respectively. For the years ended December 31, 2019 and 2018, there were $5 million and $0 million of commercial mortgage and other loans sold, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2019	2018
	(in thousands)
Company's investment in separate accounts	$46,573	$40,126
LPs/LLCs:
Equity method:
Private equity	189,095	149,164
Hedge funds	64,002	57,171
Real estate-related	42,432	10,251
Subtotal equity method	295,529	216,586
Fair value:
Private equity	62,639	60,118
Hedge funds	562	762
Real estate-related	11,707	9,024
Subtotal fair value	74,908	69,904
Total LPs/LLCs	370,437	286,490
Derivative instruments	12,548	50,813
Total other invested assets	$429,558	$377,429

Equity Method Investments

The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method, including the Company’s investments in operating joint ventures. Changes between periods in the tables below reflect changes in the activities within the operating joint ventures and LPs/LLCs, as well as changes in the Company’s level of investment in such entities.

	December 31,
	2019	2018
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$26,017,399	$3,946,992
Total liabilities(2)	$164,080	$65,903
Partners’ capital	25,853,319	3,881,089
Total liabilities and partners’ capital	$26,017,399	$3,946,992
Total liabilities and partners’ capital included above	$325,677	$269,775
Equity in LP/LLC interests not included above	114,505	83,029
Carrying value	$440,182	$352,804

(1)
Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.

(2)	Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party-borrowed funds and other miscellaneous liabilities.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$819,904	$128,356	$319,414
Total expenses(2)	(200,666)	(39,040)	(31,680)
Net earnings (losses)	$619,238	$89,316	$287,734
Equity in net earnings (losses) included above	$24,971	$(2,470)	$12,439
Equity in net earnings (losses) of LP/LLC interests not included above	5,077	(1,452)	5,191
Total equity in net earnings (losses)	$30,048	$(3,922)	$17,630

(1)
Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in real estate, investments in securities and other income.

(2)
Amount represents gross expenses of each fund where the Company has a significant investment. These expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$235,456	$220,942	$230,060
Fixed maturities, trading	1,374	1,105	834
Equity securities, at fair value	856	885	884
Commercial mortgage and other loans	57,886	49,577	52,127
Policy loans	68,485	66,305	63,884
Short-term investments and cash equivalents	9,266	2,382	1,090
Other invested assets	38,577	2,256	23,518
Gross investment income	411,900	343,452	372,397
Less: investment expenses	(18,103)	(18,165)	(19,987)
Net investment income	$393,797	$325,287	$352,410

The carrying value of non-income producing assets included $8.4 million in available-for-sale fixed maturities as of December 31, 2019. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2019.
Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed maturities(1)	$46,738	$(13,340)	$27,123
Equity securities(2)	0	0	(125)
Commercial mortgage and other loans	297	(271)	(337)
LPs/LLCs	(3,400)	849	(221)
Derivatives	(160,368)	(154,208)	(106,625)
Short-term investments and cash equivalents	(16)	(308)	(1)
Realized investment gains (losses), net	$(116,749)	$(167,278)	$(80,186)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2019	2018	2017
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$1,568	$(689)	$1,609
Fixed maturity securities, available-for-sale—all other	397,136	(44,619)	279,749
Equity securities, available-for-sale(1)	0	0	2,368
Derivatives designated as cash flow hedges(2)	26,126	22,122	(17,678)
Affiliated notes	4,715	810	4,782
Other investments	(4,365)	5,055	3,588
Net unrealized gains (losses) on investments	$425,180	$(17,321)	$274,418

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Other income.”

(2)	For more information on cash flow hedges, see Note 4.
Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2019 and 2018, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$8,169	$0	$8,169
U.S. public corporate securities	5,048	0	5,048	628	0	628
Foreign public corporate securities	2,481	0	2,481	2,266	0	2,266
Total cash collateral for loaned securities(1)	$7,529	$0	$7,529	$11,063	$0	$11,063

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2019	2018
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$7,292	$10,836
Total securities pledged	$7,292	$10,836
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$7,529	$11,063
Total liabilities supported by the pledged collateral	$7,529	$11,063

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31, 2019 and 2018, the fair value of this collateral was $0 million and $143 million, respectively, none of which had either been sold or repledged.
As of December 31, 2019 and 2018, there were available-for-sale fixed maturities of $3.8 million and $3.7 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Credit Contracts
The Company writes credit protection to gain exposure similar to investment in public fixed maturity cash instruments. With these credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced name (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate.
In addition to selling credit protection, the Company purchases credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.
Embedded Derivatives
The Company sells certain products (for example, variable annuities and index-linked universal life) which may include guaranteed benefit features that are accounted for as embedded derivatives; related to certain of these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. Effective April 1, 2016, the Company entered into reinsurance agreements (previously reinsured to Pruco Re) with affiliates, PALAC and Prudential Insurance. See Note 1 for additional information on the reinsurance agreements. Additionally, the Company has entered into a reinsurance agreement with an external counterparty, Union Hamilton Reinsurance, Ltd. ("Union Hamilton").
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

	December 31, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,615	$0	$(50)	$0	$0	$0
Foreign Currency Swaps	773,933	36,551	(12,471)	719,476	38,333	(16,638)
Total Derivatives Designated as Hedge Accounting Instruments	$777,548	$36,551	$(12,521)	$719,476	$38,333	$(16,638)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$569,925	$33,256	$(4,490)	$246,925	$15,665	$(3,174)
Foreign Currency
Foreign Currency Forwards	21,580	0	(518)	23,043	277	(20)
Credit
Credit Default Swaps	0	0	0	756	0	(9)
Currency/Interest Rate
Foreign Currency Swaps	151,792	7,563	(1,892)	98,363	6,303	(2,109)
Equity
Equity Options	2,680,048	174,398	(78,381)	1,981,693	17,312	(4,912)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$3,423,345	$215,217	$(85,281)	$2,350,780	$39,557	$(10,224)
Total Derivatives (1)(2)	$4,200,893	$251,768	$(97,802)	$3,070,256	$77,890	$(26,862)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $8,530 million and $5,589 million as of December 31, 2019 and 2018, respectively included in "Future policy benefits" and $962 million and $13 million as of December 31, 2019 and 2018, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $8,540 million and $5,600 million as of December 31, 2019 and 2018, respectively.

(2)	Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.

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

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$251,765	$(239,220)	$12,545	$(12,545)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$251,765	$(239,220)	$12,545	$(12,545)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$97,802	$(97,802)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$97,802	$(97,802)	$0	$0	$0

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$77,887	$(27,078)	$50,809	$(7,307)	$43,502
Securities purchased under agreements to resell	143,000	0	143,000	(143,000)	0
Total Assets	$220,887	$(27,078)	$193,809	$(150,307)	$43,502
Offsetting of Financial Liabilities:
Derivatives(1)	$26,862	$(26,862)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$26,862	$(26,862)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.
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
Cash Flow Hedges
The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps and interest rate swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit and equity derivatives in any of its cash flow hedge accounting relationships.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$0	$0	$(50)
Currency/Interest Rate	425	9,007	(1,698)	4,081
Total cash flow hedges	425	9,007	(1,698)	4,031
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	18,609	0	0	0
Currency	20	0	0	0
Currency/Interest Rate	3,485	0	(5)	0
Credit	(1)	0	0	0
Equity	74,068	0	0	0
Embedded Derivatives	(256,974)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(160,793)	0	(5)	0
Total	$(160,368)	$9,007	$(1,703)	$4,031

	Year Ended December 31, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(997)	$6,819	$10,066	$39,801
Total cash flow hedges	(997)	6,819	10,066	39,801
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(7,688)	0	0	0
Currency	1,475	0	0	0
Currency/Interest Rate	6,395	0	44	0
Credit	(2)	0	0	0
Equity	(27,212)	0	0	0
Embedded Derivatives	(126,179)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(153,211)	0	44	0
Total	$(154,208)	$6,819	$10,110	$39,801

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,061	$6,071	$(8,234)	$(58,609)
Total cash flow hedges	1,061	6,071	(8,234)	(58,609)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,565)	0	0	0
Currency	(1,316)	0	0	0
Currency/Interest Rate	(8,306)	0	(71)	0
Credit	(46)	0	0	0
Equity	30,466	0	0	0
Embedded Derivatives	(126,919)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(107,686)	0	(71)	0
Total	$(106,625)	$6,071	$(8,305)	$(58,609)

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2016	$40,931
Amount recorded in AOCI
Currency/Interest Rate	(59,712)
Total amount recorded in AOCI	(59,712)
Amount reclassified from AOCI to income
Currency/Interest Rate	1,103
Total amount reclassified from AOCI to income	1,103
Balance, December 31, 2017	$(17,678)
Amount recorded in AOCI
Currency/Interest Rate	55,689
Total amount recorded in AOCI	55,689
Amount reclassified from AOCI to income
Currency/Interest Rate	(15,889)
Total amount reclassified from AOCI to income	(15,889)
Balance, December 31, 2018	$22,122
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	(27)
Amount recorded in AOCI
Interest Rate	(50)
Currency/Interest Rate	11,815
Total amount recorded in AOCI	11,765
Amount reclassified from AOCI to income
Currency/Interest Rate	(7,734)
Total amount reclassified from AOCI to income	(7,734)
Balance, December 31, 2019	$26,126

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2019 values, it is estimated that a pre-tax gain of $8 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2020.

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

Credit Derivatives
The Company has no exposure from credit derivative positions where it has written credit protection as of December 31, 2019 and 2018.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $1 million reported as of December 31, 2019 and 2018, respectively with a fair value of $0 million for both periods.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and equity securities that trade on an active exchange market.
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

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,797	$38,671	$0	$86,468
Obligations of U.S. states and their political subdivisions	0	497,827	0	0	497,827
Foreign government bonds	0	222,663	163	0	222,826
U.S. corporate public securities	0	2,141,324	3	0	2,141,327
U.S. corporate private securities	0	893,943	35,829	0	929,772
Foreign corporate public securities	0	278,435	181	0	278,616
Foreign corporate private securities	0	944,408	14,070	0	958,478
Asset-backed securities(2)	0	117,935	2,001	0	119,936
Commercial mortgage-backed securities	0	382,916	0	0	382,916
Residential mortgage-backed securities	0	63,804	0	0	63,804
Subtotal	0	5,591,052	90,918	0	5,681,970
Fixed maturities, trading	0	59,296	668	0	59,964
Equity securities	131	465	9,898	0	10,494
Short-term investments	0	0	0	0	0
Cash equivalents	0	547,642	0	0	547,642
Other invested assets(3)	0	251,764	4	(239,220)	12,548
Reinsurance recoverables	0	0	8,539,671	0	8,539,671
Receivables from parent and affiliates	0	119,431	3,135	0	122,566
Subtotal excluding separate account assets	131	6,569,650	8,644,294	(239,220)	14,974,855
Separate account assets(4)(5)	0	133,625,669	0	0	133,625,669
Total assets	$131	$140,195,319	$8,644,294	$(239,220)	$148,600,524
Future policy benefits(6)	$0	$0	$8,529,566	$0	$8,529,566
Policyholders' account balances	0	0	962,351	0	962,351
Payables to parent and affiliates	0	97,802	0	(97,802)	0
Total liabilities	$0	$97,802	$9,491,917	$(97,802)	$9,491,917

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,654	$29,816	$0	$77,470
Obligations of U.S. states and their political subdivisions	0	622,758	0	0	622,758
Foreign government bonds	0	201,947	0	0	201,947
U.S. corporate public securities	0	1,731,623	2	0	1,731,625
U.S. corporate private securities	0	838,497	44,841	0	883,338
Foreign corporate public securities	0	262,023	0	0	262,023
Foreign corporate private securities	0	815,634	11,745	0	827,379
Asset-backed securities(2)	0	151,040	6,556	0	157,596
Commercial mortgage-backed securities	0	346,396	0	0	346,396
Residential mortgage-backed securities	0	89,063	0	0	89,063
Subtotal	0	5,106,635	92,960	0	5,199,595
Fixed maturities, trading	0	41,627	0	0	41,627
Equity securities	131	20,794	15,997	0	36,922
Short-term investments	0	0	0	0	0
Cash equivalents	69,903	147,043	0	0	216,946
Other invested assets(3)	0	77,886	4	(27,078)	50,812
Reinsurance recoverables	0	0	5,600,008	0	5,600,008
Receivables from parent and affiliates	0	125,381	9,261	0	134,642
Subtotal excluding separate account assets	70,034	5,519,366	5,718,230	(27,078)	11,280,552
Separate account assets(4)(5)	0	114,947,872	0	0	114,947,872
Total assets	$70,034	$120,467,238	$5,718,230	$(27,078)	$126,228,424
Future policy benefits(6)	$0	$0	$5,588,840	$0	$5,588,840
Policyholders' account balances	0	0	13,015	0	13,015
Payables to parent and affiliates	0	26,862	0	(26,862)	0
Total liabilities	$0	$26,862	$5,601,855	$(26,862)	$5,601,855

(1)	“Netting” amounts represent cash collateral of $141.4 million and $0.2 million as of December 31, 2019 and 2018, respectively.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2019 and 2018, the fair values of such investments were $75 million and $70 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2019 and 2018, the fair value of such investments was $4,762 million and $4,130 million, respectively.

(6)
As of December 31, 2019, the net embedded derivative liability position of $8,530 million includes $611 million of embedded derivatives in an asset position and $9,141 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $5,589 million includes $633 million of embedded derivatives in an asset position and $6,222 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2019 and 2018, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Separate Account Assets - Separate account assets include fixed maturity securities, treasuries, equity securities, real estate, mutual funds and commercial mortgage loans for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.
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
Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the London Inter Bank Offered Rate ("LIBOR") swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.
Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Policyholders' Account Balances - The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life products that provide the policyholders with the index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.
As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option budget for future index term periods, where the terms of index crediting rates have not yet been declared by the company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. The determination of these risk premiums requires the use of management’s judgment, and hence these liabilities are reflected within Level 3 in the fair value hierarchy.
Capital market inputs, including interest rates and equity markets volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$27,816	Discounted cash flow	Discount rate	5.24%		17.47%		8.25%		Decrease
		Market Comparables	EBITDA multiples(3)	5.7	X	5.7	X	5.7	X	Increase
Reinsurance recoverables	$8,539,671	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,529,566	Discounted cash flow	Lapse rate(6)	1%		18%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Utilization rate(8)	43%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	13%		23%				Increase
Policyholders' account balances(5)	$962,351	Discounted cash flow	Lapse rate(6)	1%		6%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Mortality rate(10)	0%		24%				Decrease
			Equity volatility curve	10%		23%				Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$31,503	Discounted cash flow	Discount rate	7%	20%	10.21%	Decrease
		Liquidation	Liquidation value	40.71%	40.71%	40.71%	Increase
Reinsurance recoverables	$5,600,008	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$5,588,840	Discounted cash flow	Lapse rate(6)	1%	13%		Decrease
			Spread over LIBOR(7)	0.36%	1.60%		Decrease
			Utilization rate(8)	50%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities and available-for-sale.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization "EBITDA", and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

(4)
Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(5)
Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2019 and 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$8,855	$0	$0	$0	$0	$0	$0	$38,671	$0
Foreign government	0	4	0	0	0	0	0	159	0	163	0
Corporate securities(4)	56,588	(5,229)	4,226	(81)	0	(18,884)	0	13,463	0	50,083	(8,467)
Structured securities(5)	6,556	1,322	0	(130)	0	(6,336)	0	77,660	(77,071)	2,001	0
Other assets:
Fixed maturities, trading	0	(83)	0	0	0	0	0	751	0	668	(83)
Equity securities	15,997	1,668	0	(7,767)	0	0	0	0	0	9,898	1,534
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	1,388	0	0	(1,388)	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	5,600,008	1,936,363	1,003,300	0	0	0	0	0	0	8,539,671	2,142,421
Receivables from parent and affiliates	9,261	190	0	0	0	(6,316)	0	0	0	3,135	0
Liabilities:
Future policy benefits	(5,588,840)	(1,945,323)	0	0	(995,403)	0	0	0	0	(8,529,566)	(2,151,380)
Policyholders' account balances(6)	(13,015)	(765,917)	0	0	(183,419)	0	0	0	0	(962,351)	(759,661)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(8,198)	$0	$3,615	$680	$(8,467)	$0
Other assets:
Fixed maturities, trading	0	(83)	0	0	0	(83)
Equity securities	0	1,668	0	0	0	1,534
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	1,936,363	0	0	0	2,142,421	0
Receivables from parent and affiliates	0	0	0	190	0	0
Liabilities:
Future policy benefits	(1,945,323)	0	0	0	(2,151,380)	0
Policyholders' account balances	(765,917)	0	0	0	(759,661)	0

	Year Ended December 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$19,204	$0	$10,679	$(67)	$0	$0	$0	$0	$0	$29,816	$0
Foreign government	0	(15)	0	0	0	0	174	0	(159)	0	0
Corporate securities(4)	75,421	(6,642)	13,573	(215)	0	(39,459)	15	18,877	(4,982)	56,588	(1,944)
Structured securities(5)	111,028	(540)	31,067	(10,844)	0	(10,216)	0	13,513	(127,452)	6,556	0
Other assets:
Equity securities	17,525	(1,453)	0	(75)	0	0	0	0	0	15,997	(1,453)
Other invested assets	0	(5)	0	0	0	0	0	18	(9)	4	(5)
Short-term investments	1,339	(47)	11,106	(73)	0	(12,311)	(14)	0	0	0	(19)
Cash equivalents	0	(256)	4,987	(465)	0	(4,266)	0	0	0	0	0
Reinsurance recoverables	5,457,649	(782,025)	924,384	0	0	0	0	0	0	5,600,008	(573,853)
Receivables from parent and affiliates	0	47	9,719	0	0	(525)	0	6,551	(6,531)	9,261	0
Liabilities:
Future policy benefits	(5,452,583)	780,261	0	0	(916,518)	0	0	0	0	(5,588,840)	572,088
Policyholders' account balances(6)	(46,651)	24,405	0	0	0	9,231	0	0	0	(13,015)	24,405

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,600)	$0	$(6,015)	$418	$(1,944)	$0
Other assets:
Equity securities	0	(1,453)	0	0	0	(1,453)
Other invested assets	(5)	0	0	0	(5)	0
Short-term investments	(47)	0	0	0	(19)	0
Cash equivalents	(256)	0	0	0	0	0
Reinsurance recoverables	(782,025)	0	0	0	(573,853)	0
Receivables from parent and affiliates	0	0	(20)	67	0	0
Liabilities:
Future policy benefits	780,261	0	0	0	572,088	0
Policyholders' account balances	24,405	0	0	0	24,405	0
The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2017.

	Year Ended December 31, 2017
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$2,001	$0	$(1,588)	$270	$(2,736)	$0
Other assets:
Equity securities	1,707	0	(38)	0	0	2,345
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	(158,623)	0	0	0	(315,998)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	463,432	0	0	0	313,532	0
Policyholders' account balances	(30,991)	0	0	0	(30,991)	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Other includes reclassifications of certain asset and liabilities between reporting categories.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(5)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(6)	Issuances and settlements for Policyholders' account balances are presented net in the rollforward.

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

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,288,625	$1,288,625	$1,239,885
Policy loans	0	0	1,314,064	1,314,064	1,314,064
Cash and cash equivalents	15,557	0	0	15,557	15,557
Accrued investment income	0	89,448	0	89,448	89,448
Reinsurance recoverables	0	0	212,368	212,368	211,813
Receivables from parent and affiliates	0	149,415	0	149,415	149,415
Other assets	0	22,505	0	22,505	22,505
Total assets	$15,557	$261,368	$2,815,057	$3,091,982	$3,042,687
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,264,128	$277,782	$1,541,910	$1,541,355
Cash collateral for loaned securities	0	7,529	0	7,529	7,529
Short-term debt to affiliates	0	2,845	0	2,845	2,845
Payables to parent and affiliates	0	216,842	0	216,842	216,842
Other liabilities	0	387,109	0	387,109	387,109
Total liabilities	$0	$1,878,453	$277,782	$2,156,235	$2,155,680

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,214,350	$1,214,350	$1,209,150
Policy loans	0	0	1,236,077	1,236,077	1,236,077
Cash and cash equivalents	56,894	143,000	0	199,894	199,894
Accrued investment income	0	88,278	0	88,278	88,278
Reinsurance recoverables	0	0	0	0	0
Receivables from parent and affiliates	0	154,938	0	154,938	154,938
Other assets	0	28,950	0	28,950	28,950
Total assets	$56,894	$415,166	$2,450,427	$2,922,487	$2,917,287
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,206,747	$272,322	$1,479,069	$1,486,929
Cash collateral for loaned securities	0	11,063	0	11,063	11,063
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	229,345	0	229,345	229,345
Other liabilities	0	372,997	0	372,997	372,997
Total liabilities	$0	$1,820,152	$272,322	$2,092,474	$2,100,334

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
Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalent instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, unsettled trades and accounts receivable.
Reinsurance Recoverables
Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements between the Company and related parties. See Note 9 for additional information about the Company's reinsurance arrangements.

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
Short-term Debt to Affiliates
The fair value of short-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For debt with a maturity of less than 90 days, the carrying value approximates fair value.
Other Liabilities and Payables to Parent and Affiliates
Other liabilities and payables to parent and affiliates are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.
6. DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2019	2018	2017
	(in thousands)
Balance, beginning of year	$1,613,922	$1,376,211	$1,341,093
Capitalization of commissions, sales and issue expenses	451,773	346,885	278,892
Amortization-Impact of assumption and experience unlocking and true-ups	(34,619)	(54,772)	(16,140)
Amortization-All other	(78,699)	(81,054)	(78,867)
Change in unrealized investment gains and losses	(37,337)	26,652	(5,363)
Other(1)	(59,342)	0	(143,404)
Balance, end of year	$1,855,698	$1,613,922	$1,376,211

(1)
Represents ceded DAC upon reinsurance agreement with Prudential Arizona Reinsurance Term Company and Prudential Arizona Reinsurance Captive Company in 2019 and Gibraltar Universal Life Reinsurance Company ("GUL Re") in 2017. See Note 9 for additional information.

7. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2019	2018
	(in thousands)
Life insurance – domestic	$14,522,350	$11,831,419
Life insurance – Taiwan	1,493,716	1,408,598
Individual and group annuities and supplementary contracts	677,266	609,457
Other contract liabilities	8,565,341	5,626,920
Total future policy benefits	$25,258,673	$19,476,394

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
Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values generally range from 0.0% to 14.8%, with less than 0.4% of the reserves based on an interest rate in excess of 8.0%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 1.9% to 3.3%. See Note 8 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.
Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2019	2018
	(in thousands)
Interest-sensitive life contracts	$17,793,669	$17,167,713
Individual annuities	3,613,971	3,444,327
Guaranteed interest accounts	207,038	240,886
Other	1,264,145	1,206,766
Total policyholders’ account balances	$22,878,823	$22,059,692

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates range from 1.9% to 4.6% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 0.0% to 6.3%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 4.1%. Interest crediting rates range from 0.5% to 8.0% for other.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2019 and 2018, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2019		December 31, 2018
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)
	(in thousands)
Annuity Contracts
Return of net deposits
Account value	$101,413,706	N/A	$87,412,536	N/A
Net amount at risk	$23,061	N/A	$656,027	N/A
Average attained age of contractholders	67 years	N/A	66 years	N/A
Minimum return or contract value
Account value	$20,008,013	$111,734,329	$18,574,416	$97,055,710
Net amount at risk	$1,423,229	$2,214,835	$3,186,237	$4,510,250
Average attained age of contractholders	70 years	68 years	70 years	67 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years

(1)	Balances are gross of reinsurance.

(2)	Includes income and withdrawal benefits.

	December 31, 2019	December 31, 2018

	In the Event of Death(1)(2)
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$3,781,929	$3,301,084
General account value	$9,169,757	$8,224,464
Net amount at risk	$147,370,237	$144,225,578
Average attained age of contractholders	55 years	55 years

(1)	Balances are gross of reinsurance.

(2)	Excludes assumed reinsurance of GUL business from Prudential Insurance in connection with the acquisition of The Hartford Life Business that is retroceded 100% to PAR U.
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2019(1)	December 31, 2018(1)
	(in thousands)
Equity funds	$67,526,437	$56,191,438
Bond funds	48,484,071	44,794,947
Money market funds	1,877,377	1,610,279
Total	$117,887,885	$102,596,664

(1)	Balances are gross of reinsurance.
In addition to the amounts invested in separate account investment options above, $3.5 billion at December 31, 2019 and $3.4 billion at December 31, 2018 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2019, 2018 and 2017 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

	GMDB		GMIB	GMWB/GMIWB/ GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance at December 31, 2016	$387,993	$4,058,181	$27,038	$5,041,008	$9,514,220
Incurred guarantee benefits(1)	16,999	808,834	(8,653)	411,575	1,228,755
Paid guarantee benefits	(25,942)	(14,642)	(1,377)	0	(41,961)
Change in unrealized investment gains and losses	11,288	144,937	123	0	156,348
Balance at December 31, 2017	390,338	4,997,310	17,131	5,452,583	10,857,362
Incurred guarantee benefits(1)	71,467	717,444	1,889	136,256	927,056
Paid guarantee benefits	(35,800)	(76,944)	(2,032)	0	(114,776)
Change in unrealized investment gains and losses	(14,437)	(405,956)	(178)	0	(420,571)
Balance at December 31, 2018	411,568	5,231,854	16,810	5,588,839	11,249,071
Incurred guarantee benefits(1)	52,717	1,473,762	2,266	2,940,727	4,469,472
Paid guarantee benefits	(25,992)	(110,642)	(2,209)	0	(138,843)
Change in unrealized investment gains and losses	22,208	805,259	240	0	827,707
Balance at December 31, 2019	$460,501	$7,400,233	$17,107	$8,529,566	$16,407,407

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB, which includes the liability for no-lapse guarantees, and GMIB liability are established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.
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
There were no deferred sales inducements balances at December 31, 2019 and 2018 because they were fully ceded.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2019	2018
	(in thousands)
Reinsurance recoverables	$40,710,159	$34,682,127
Policy loans	(142,262)	(130,502)
Deferred policy acquisition costs	(6,989,618)	(7,267,847)
Deferred sales inducements	(515,968)	(562,052)
Other assets(1)	258,427	185,573
Policyholders’ account balances	4,934,544	5,004,112
Future policy benefits	4,209,817	3,376,048
Other liabilities(2)	884,641	621,856

(1)	Includes $0.0 million and $0.1 million of unaffiliated activity as of December 31, 2019 and 2018, respectively.

(2)	Includes $43.1 million and $27.2 million of unaffiliated activity as of December 31, 2019 and 2018, respectively.
The reinsurance recoverables by counterparty are broken out below:

	December 31, 2019	December 31, 2018
	(in thousands)
PAR U	$12,380,683	$11,444,032
PALAC	11,635,405	8,828,190
PURC	4,692,769	4,127,455
PARCC	2,627,595	2,527,690
GUL Re	2,292,638	2,017,810
PAR Term	1,825,594	1,678,745
Prudential Insurance	1,764,512	1,226,917
Prudential of Taiwan	1,499,685	1,414,669
Term Re	1,506,366	1,259,141
DART	327,235	119,946
Unaffiliated	157,677	37,532
Total reinsurance recoverables	$40,710,159	$34,682,127

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2019	2018	2017
	(in thousands)
Premiums:
Direct	$1,882,584	$1,807,809	$1,720,896
Assumed(1)	206	230	194
Ceded(2)	(1,854,246)	(1,757,231)	(1,666,384)
Net premiums	28,544	50,808	54,706
Policy charges and fee income:
Direct	3,725,113	3,248,574	3,459,134
Assumed	519,265	497,751	473,573
Ceded(3)	(3,700,222)	(3,212,998)	(3,657,014)
Net policy charges and fee income	544,156	533,327	275,693
Net investment income:
Direct	398,762	330,058	356,291
Assumed	1,631	1,581	1,484
Ceded	(6,596)	(6,352)	(5,365)
Net investment income	393,797	325,287	352,410
Asset administration fees:
Direct	355,118	346,727	340,461
Assumed	0	0	0
Ceded	(339,062)	(332,359)	(322,868)
Net asset administration fees	16,056	14,368	17,593
Other income:
Direct	83,891	68,931	62,830
Assumed(4)	(293)	96	390
Ceded	(59)	(55)	(77)
Amortization of reinsurance income	21	3,992	4,606
Net other income	83,560	72,964	67,749
Realized investment gains (losses), net:
Direct	(1,912,241)	769,114	478,117
Assumed	0	0	0
Ceded(5)	1,795,492	(936,392)	(558,303)
Realized investment gains (losses), net	(116,749)	(167,278)	(80,186)
Policyholders’ benefits (including change in reserves):
Direct	3,352,159	2,647,574	2,436,537
Assumed(6)	885,542	599,589	584,909
Ceded(7)	(4,084,627)	(3,097,664)	(3,039,862)
Net policyholders’ benefits (including change in reserves)	153,074	149,499	(18,416)
Interest credited to policyholders’ account balances:
Direct	470,551	499,458	350,262
Assumed	135,355	141,307	135,123
Ceded	(418,677)	(468,772)	(316,994)
Net interest credited to policyholders’ account balances	187,229	171,993	168,391
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(1,772,111)	(1,587,360)	(1,302,020)

(1)	Includes $0.2 million of unaffiliated activity for each of the years ended December 31, 2019, 2018 and 2017.

(2)	Includes $(0.6) million, $(0.2) million and $0.0 million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(3)	Includes $(34) million, $(20) million and $(8) million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Includes $(0.3) million, $0.1 million and $0.4 million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.

(5)	Includes $44 million, $(34) million and $(20) million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.

(6)	Includes $1.9 million, $0.0 million and $0.4 million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.

(7)	Includes $(30) million, $(10) million and $4 million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2019	2018	2017
	(in thousands)
Direct gross life insurance face amount in force	$993,850,732	$936,489,617	$882,333,743
Assumed gross life insurance face amount in force	39,877,183	40,811,929	41,782,959
Reinsurance ceded	(963,444,461)	(901,709,295)	(854,053,110)
Net life insurance face amount in force	$70,283,454	$75,592,251	$70,063,592

Information regarding significant affiliated reinsurance agreements is described below.
PAR U
Pruco Life reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain of its universal policies, with effective dates prior to January 1, 2011.
Effective July 1, 2012, PLNJ reinsures an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain of its universal policies, excluding those policies that are subject to principle-based reserving.
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
GUL Re
Effective January 1, 2017, Pruco Life entered into an automatic coinsurance agreement with GUL Re to reinsure an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain of its universal policies, with effective dates on or after January 1, 2017, excluding those policies that are subject to principle-based reserving.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

DART
Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure an amount equal to 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018, excluding those policies that are subject to principle-based reserving.
Information regarding significant third-party reinsurance arrangements is described below.
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
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of December 31, 2019, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

10. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current tax expense (benefit):
U.S. Federal	$56,371	$36,739	$(52,502)
Total	56,371	36,739	(52,502)
Deferred tax expense (benefit):
U.S. Federal	(115,503)	(89,380)	(104,326)
Total	(115,503)	(89,380)	(104,326)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	(59,132)	(52,641)	(156,828)
Income tax expense (benefit) on equity in earnings of operating joint ventures (1)	(1,773)	648	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	81,281	(55,174)	43,372
Additional paid-in capital	0	0	824
Total income tax expense (benefit)	$20,376	$(107,167)	$(112,632)

(1) Prior period amounts have been updated to conform to current period presentation.
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Expected federal income tax expense	$33,345	$12,136	$60,007
Non-taxable investment income	(52,291)	(49,845)	(157,408)
Tax credits	(40,602)	(40,272)	(29,506)
Domestic production activities deduction, net	0	0	(10,447)
Changes in tax law	0	3,618	(20,165)
Settlements with taxing authorities	0	20,984	0
Other	416	738	691
Reported income tax expense (benefit)	$(59,132)	$(52,641)	$(156,828)
Effective tax rate	(37.2)%	(91.1)%	(91.5)%

The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” The Company’s effective tax rate for fiscal years 2019, 2018 and 2017 was (37.2)%, (91.1)% and (91.5)%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the Company’s effective tax rate during the periods presented:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:

Tax Act of 2017 - On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $20 million tax benefit in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the Tax Act of 2017 using reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. During 2018, the Company completed the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interpreted any additional guidance issued by the IRS, U.S. Department of the Treasury or other standard-setting organizations, and recognized a $1 million increase in income tax benefit for a total of $21 million recognized from the reduction in net deferred tax liabilities to reflect the reduction in the U.S. tax rate from 35% to 21%.

2018 Industry Issue Resolution (IIR). In August 2018, the IRS released a Directive to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the methodology specified in the Directive resulted in an acceleration of taxable income for the Company's 2017 tax return for which the tax expense was calculated at 35% and an increase in future tax deduction for the same amount to be realized at 21% netting to a $5 million increase to income tax expense.

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $50 million of the total $52 million of 2019 non-taxable investment income, $47 million of the total $50 million of 2018 non-taxable investment income, and $155 million of the total $157 million of 2017 non-taxable investment income. The DRD for the current period was estimated using information from 2018, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Tax credits. These amounts primarily represent tax credits relating to foreign taxes withheld on the Company’s separate account investments.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Insurance reserves	$427,843	$245,488
Net unrealized loss on securities	0	8,283
Employee benefits	7,141	0
Other	1,969	1,897
Deferred tax assets	436,953	255,668
Deferred tax liabilities:
Deferred policy acquisition cost	67,431	55,030
Net unrealized gain on securities	83,801	0
Investments	142,028	95,294
Deferred tax liabilities	293,260	150,324
Net deferred tax asset (liability)	$143,693	$105,344

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
The Company had no valuation allowance as of December 31, 2019 and 2018. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $159 million, $58 million and $170 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated.

	2019	2018	2017
	(in thousands)
Balance at January 1,	$0	$30,196	$9,488
Increases in unrecognized tax benefits-prior years	0	0	12,373
(Decreases) in unrecognized tax benefits-prior years	0	0	0
Increases in unrecognized tax benefits-current year	0	0	8,335
(Decreases) in unrecognized tax benefits-current year	0	0	0
Settlements with taxing authorities	0	(30,196)	0
Balance at December 31,	$0	$0	$30,196
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$0	$0	$30,196

The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit).
At December 31, 2019, the Company remains subject to examination in the U.S. for tax years 2015 through 2019.
The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner.

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

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	259	164,482	164,741
Amounts reclassified from AOCI	0	(26,998)	(26,998)
Income tax benefit (expense)	(91)	(43,281)	(43,372)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(17,745)	(257,432)	(275,177)
Amounts reclassified from AOCI	0	(2,549)	(2,549)
Income tax benefit (expense)	581	54,593	55,174
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,499	30,449
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	9,572	435,919	445,491
Amounts reclassified from AOCI	0	(54,472)	(54,472)
Income tax benefit (expense)	(41)	(81,240)	(81,281)
Balance, December 31, 2019	$(7,917)	$289,359	$281,442

(1)	Includes cash flow hedges of $26 million, $22 million, and $(18) million as of December 31, 2019, 2018 and 2017, respectively.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$7,734	$15,889	$(1,103)
Net unrealized investment gains (losses) on available-for-sale securities(4)	46,738	(13,340)	28,101
Total net unrealized investment gains (losses)	54,472	2,549	26,998
Total reclassifications for the period	$54,472	$2,549	$26,998

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$4,883	$(912)	$632	$(1,643)	$2,960
Net investment gains (losses) on investments arising during the period	375	0	0	(119)	256
Reclassification adjustment for (gains) losses included in net income	(3,699)	0	0	1,171	(2,528)
Reclassification adjustment for OTTI losses excluded from net income(1)	50	0	0	(16)	34
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	813	0	(289)	524
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(610)	214	(396)
Balance, December 31, 2017	$1,609	$(99)	$22	$(682)	$850
Net investment gains (losses) on investments arising during the period	(2,150)	0	0	451	(1,699)
Reclassification adjustment for (gains) losses included in net income	(20)	0	0	4	(16)
Reclassification adjustment for OTTI losses excluded from net income(1)	(128)	0	0	27	(101)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(53)	0	11	(42)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	15	(3)	12
Balance, December 31, 2018	$(689)	$(152)	$37	$(192)	$(996)
Net investment gains (losses) on investments arising during the period	2,112	0	0	(450)	1,662
Reclassification adjustment for (gains) losses included in net income	210	0	0	(45)	165
Reclassification adjustment for OTTI losses excluded from net income(1)	(65)	0	0	14	(51)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	316	0	(67)	249
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(355)	76	(279)
Balance, December 31, 2019	$1,568	$164	$(318)	$(664)	$750

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$107,549	$(96,752)	$94,291	$(36,671)	$68,417
Net investment gains (losses) on investments arising during the period	134,613	0	0	(42,628)	91,985
Reclassification adjustment for (gains) losses included in net income	30,697	0	0	(9,721)	20,976
Reclassification adjustment for OTTI losses excluded from net income(1)	(50)	0	0	16	(34)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	98,584	0	(35,060)	63,524
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(123,289)	43,151	(80,138)
Balance, December 31, 2017	$272,809	$1,832	$(28,998)	$(80,913)	$164,730
Net investment gains (losses) on investments arising during the period	(284,672)	0	0	59,778	(224,894)
Reclassification adjustment for (gains) losses included in net income	(2,529)	0	0	531	(1,998)
Reclassification adjustment for OTTI losses excluded from net income(1)	128	0	0	(27)	101
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(67,575)	0	14,190	(53,385)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	97,003	(20,369)	76,634
Cumulative effect of adoption of ASU 2016-01	(2,368)	0	0	829	(1,539)
Cumulative effect of adoption of ASU 2018-02	0	0	0	30,499	30,499
Balance, December 31, 2018	$(16,632)	$(65,743)	$68,005	$4,518	$(9,852)
Net investment gains (losses) on investments arising during the period	494,861	0	0	(105,395)	389,466
Reclassification adjustment for (gains) losses included in net income	(54,682)	0	0	11,646	(43,036)
Reclassification adjustment for OTTI losses excluded from net income(1)	65	0	0	(14)	51
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	488,806	0	(104,105)	384,701
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(549,821)	117,100	(432,721)
Balance, December 31, 2019	$423,612	$423,063	$(481,816)	$(76,250)	$288,609

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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
Statutory net income (loss) for the Company, including its subsidiary PLNJ, amounted to $262 million, $192 million and $(503) million for the years ended December 31, 2019, 2018 and 2017, respectively. Statutory surplus of the Company, including its subsidiary PLNJ, amounted to $1,665 million and $1,461 million at December 31, 2019 and 2018, respectively.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of statutory capital and surplus as of the preceding December 31 or its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an "extraordinary dividend" and requires the prior approval of the AZDOI. Based on these limitations, there is a capacity to pay a dividend of $21 million in 2020 without prior approval since the Company paid dividends to Prudential Insurance of $250 million in 2019, of which $146 million was paid from surplus and $104 million was considered an extraordinary dividend. The Company also paid dividends to Prudential Insurance of $0 million and $250 million in 2018 and 2017, respectively.
13. RELATED PARTY TRANSACTIONS
The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.
Expense Charges and Allocations
The majority of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2019, 2018 and 2017. The expense charged to the Company for the deferred compensation program was $6 million, $6 million and $9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $20 million, $23 million and $26 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $24 million, $28 million and $28 million for the years ended December 31, 2019, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $9 million, $10 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $747 million, $739 million and $633 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $116 million, $69 million and $66 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Corporate-Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,339 million at December 31, 2019 and $3,631 million at December 31, 2018. Fees related to these COLI policies were $48 million, $45 million and $44 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $14 million, $13 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $96 million and $88 million as of December 31, 2019 and 2018, respectively. "Net investment income" related to these ventures includes a gain of $9 million, a loss of $1 million and a gain of $8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the AST. Income received from ASTISI and PGIM Investments related to this agreement was $341 million, $333 million and $323 million for the years ended December 31, 2019, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $10 million, $10 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2019	2018
							(in thousands)
U.S. dollar floating rate notes			2028	3.83%	-	4.25%	$0	$6,502
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	122,566	128,140
Total long-term notes receivable - affiliated(1)							$122,566	$134,642

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.
The affiliated notes receivable shown above are classified as available-for-sale securities carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.
Accrued interest receivable related to these loans was $1 million at both December 31, 2019 and 2018, and is included in “Other assets”. Revenues related to these assets were $4 million, $5 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2019 and 2018:

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)
				(in thousands)
DART	January 2018	Purchase	Other Invested Assets	$21,457	$21,457	$0	$0
PALAC	April 2018	Purchase	Fixed Maturities	$64,313	$64,313	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$87,486	$87,486	$0	$0
GUL Re	May 2018	Purchase	Fixed Maturities	$37,921	$37,921	$0	$0
Prudential Realty Securities, Inc.	November 2018	Purchase	Commercial Mortgages	$3,259	$3,425	$0	$(167)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$4,995	$5,000	$(4)	$0
PALAC	April 2019	Sale	Equity Securities	$14,525	$13,466	$0	$1,059
Term Re	September 2019	Sale	Fixed Maturities	$9,178	$8,135	$0	$1,043
PURC	September 2019	Sale	Fixed Maturities	$8,399	$7,455	$0	$944
PAR U	September 2019	Sale	Fixed Maturities	$31,466	$28,146	$0	$3,320
Prudential Insurance	September 2019	Sale	Fixed Maturities	$10,702	$9,254	$1,144	$0
PURC	December 2019	Sale	Equity Securities	$7,767	$6,002	$0	$1,765
Par Term	December 2019	Sale	Fixed Maturities	$27,330	$24,739	$0	$2,591
PURC	December 2019	Sale	Fixed Maturities	$93,830	$75,586	$0	$18,244
PURC	December 2019	Sale	Fixed Maturities	$78,884	$68,645	$0	$10,239
Prudential Insurance	December 2019	Purchase	Other Invested Assets	$9,000	$9,000	$0	$0

Debt Agreements
The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. Short-term debt outstanding was $2.8 million as of December 31, 2019. There was no debt outstanding as of December 31, 2018 and 2017.
The total interest expense to the Company related to loans payable to affiliates was $2.3 million, $0.7 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Contributed Capital and Dividends
In December of 2019, the Company received a capital contribution in the amount of $6 million from Prudential Insurance. In March of 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance. In March and July of 2017, the Company received capital contributions in the amounts of $5 million and $149 million, respectively, from Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

In December of 2019, the Company paid a dividend in the amount of $250 million to Prudential Insurance. Through December of 2018, the Company did not pay any dividends. In December of 2017, the Company paid a dividend in the amount of $250 million to Prudential Insurance.
Reinsurance with Affiliates
As discussed in Note 9, the Company participates in reinsurance transactions with certain affiliates.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2019 and 2018, the outstanding balances on these commitments were $26 million and $14 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2019 and 2018, $261 million and $257 million, respectively, of these commitments were outstanding.
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
Contingent Liabilities
On an ongoing basis, the Company and its regulators review its operations including, but not limited to, sales and other customer interface procedures and practices, and procedures for meeting obligations to its customers and other parties. These reviews may result in the modification or enhancement of processes or the imposition of other action plans, including concerning management oversight, sales and other customer interface procedures and practices, and the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
Behfarin v. Pruco Life
In July 2017, a putative class action complaint entitled Richard Behfarin v. Pruco Life Insurance Company was filed in the United States District Court for the Central District of California, alleging that the Company imposes charges on owners of universal life policies to cure defaults and/or reinstate lapses, that are inconsistent with the applicable universal life policy. The complaint includes claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California law, and seeks unspecified damages along with declaratory and injunctive relief. In September 2017, the Company filed its answer to the complaint. In September 2018, plaintiff filed a motion for class certification. In October 2019, plaintiff filed: (1) the First Amended Complaint adding Prudential Insurance Company of America and Pruco Life Insurance Company of New Jersey as defendants; and (2) a motion seeking preliminary certification of a settlement class, appointment of a class representative and class counsel, and preliminary approval of the proposed class action settlement. In November 2019, the court issued an order granting the motion for preliminary approval of the settlement.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2019
Total revenues	$222,412	$233,359	$273,205	$220,388
Total benefits and expenses	150,798	219,237	234,568	185,977
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	71,614	14,122	38,637	34,411
Net income (loss)	$87,788	$48,435	$43,373	$37,403
2018
Total revenues	$188,712	$248,288	$183,330	$209,146
Total benefits and expenses	179,469	224,981	166,760	200,479
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	9,243	23,307	16,570	8,667
Net income (loss)	$11,304	$36,226	$18,725	$42,383

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2019 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	43
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2019	124
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

24. Powers of Attorney.

31.1 Section 302 Certification of the Chief Executive Officer.

31.2 Section 302 Certification of the Chief Financial Officer.

32.1 Section 906 Certification of the Chief Executive Officer.

32.2 Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PRUCO LIFE INSURANCE COMPANY
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2019
(in thousands)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,622	$86,468	$86,468
Obligations of U.S. states and their political subdivisions	458,152	497,827	497,827
Foreign governments	196,034	222,826	222,826
Asset-backed securities	119,602	119,936	119,936
Residential mortgage-backed securities	60,778	63,804	63,804
Commercial mortgage-backed securities	367,848	382,916	382,916
Public utilities	737,155	810,229	810,229
All other corporate bonds	3,257,754	3,495,397	3,495,397
Redeemable preferred stock	2,321	2,567	2,567
Total fixed maturities, available-for-sale	$5,283,266	$5,681,970	$5,681,970
Equity securities:
Common stocks:
Other common stocks	$1,008	$3,467	$3,467
Mutual funds	376	459	459
Perpetual preferred stocks	4,976	6,568	6,568
Total equity securities, at fair value	$6,360	$10,494	$10,494
Fixed maturities, trading	$59,995	$59,964	$59,964
Commercial mortgage and other loans(2)	1,239,885		1,239,885
Policy loans	1,314,064		1,314,064
Other invested assets	429,558		429,558
Total investments	$8,333,128		$8,735,935
 __________

(1)	For fixed maturities available-for-sale, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At carrying value, which is net of allowance for credit losses.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 5th day of March 2020.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2020.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Susan M. Mann	Vice President,
Susan M. Mann	Chief Financial Officer, Principal Accounting Officer and Director

*Nandini Mongia	Director
Nandini Mongia

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Candace J. Woods	Director
Candace J. Woods

*Caroline A. Feeney	Director
Caroline A. Feeney

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)