Form 10-Q
period 2020-03-31
PRUCO LIFE INSURANCE CO
filed 2020-05-14
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 14, 2020, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2020 and December 31, 2019 (in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2020 – $5,405,062; 2019 – $5,283,266; 2020-net of $2,210 allowance for credit losses)	$5,545,597	$5,681,970
Fixed maturities, trading, at fair value (amortized cost: 2020 – $59,995; 2019 – $59,995)	51,668	59,964
Equity securities, at fair value (cost: 2020 – $6,360; 2019 – $6,360)	9,733	10,494
Policy loans	1,317,110	1,314,064
Short-term investments	129,898	0
Commercial mortgage and other loans (net of $4,514 and $1,768 allowance for credit losses)(1)	1,206,707	1,239,885
Other invested assets (includes $110,540 and $87,456 of assets measured at fair value at March 31, 2020 and December 31, 2019, respectively)	462,257	429,558
Total investments	8,722,970	8,735,935
Cash and cash equivalents	555,352	563,199
Deferred policy acquisition costs(1)	1,991,035	1,855,698
Accrued investment income	89,492	89,448
Reinsurance recoverables(1)	53,163,489	40,710,159
Receivables from parent and affiliates	249,827	271,981
Income taxes receivable(1)	158,607	102,652
Other assets	410,619	441,543
Separate account assets	116,929,509	138,387,772
TOTAL ASSETS	$182,270,900	$191,158,387
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(1)	$37,547,367	$25,258,673
Policyholders’ account balances(1)	23,171,076	22,878,823
Cash collateral for loaned securities	2,587	7,529
Short-term debt to affiliates	0	2,845
Payables to parent and affiliates	199,644	216,842
Other liabilities(1)	1,436,211	1,390,876
Separate account liabilities	116,929,509	138,387,772
Total liabilities	179,286,394	188,143,360
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,153,632	1,153,632
Retained earnings	1,673,313	1,577,453
Accumulated other comprehensive income (loss)	155,061	281,442
Total equity	2,984,506	3,015,027
TOTAL LIABILITIES AND EQUITY	$182,270,900	$191,158,387

(1) March 31, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2020 and 2019 (in thousands)

	Three Months Ended March 31,
	2020	2019
REVENUES
Premiums	$14,871	$13,994
Policy charges and fee income	139,919	139,189
Net investment income	79,581	93,250
Asset administration fees	4,388	3,657
Other income	8,836	20,957
Realized investment gains (losses), net	89,895	(48,635)
TOTAL REVENUES	337,490	222,412
BENEFITS AND EXPENSES
Policyholders’ benefits	85,923	39,478
Interest credited to policyholders’ account balances	55,046	44,197
Amortization of deferred policy acquisition costs	49,309	19,179
General, administrative and other expenses	75,914	47,944
TOTAL BENEFITS AND EXPENSES	266,192	150,798
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	71,298	71,614
Income tax expense (benefit)	(27,101)	(16,880)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	98,399	88,494
Equity in earnings of operating joint venture, net of taxes	(787)	(706)
NET INCOME (LOSS)	$97,612	$87,788
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(20,402)	6,049
Net unrealized investment gains (losses)	(134,266)	160,085
Total	(154,668)	166,134
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(28,287)	33,633
Other comprehensive income (loss), net of taxes	(126,381)	132,501
Comprehensive income (loss)	$(28,769)	$220,289

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$1,153,632	$1,577,453	$281,442	$3,015,027
Cumulative effect of adoption of accounting changes(1)			(1,752)	0	(1,752)
Contributed (distributed) capital-parent/child asset transfers		0	0		0
Comprehensive income (loss):
Net income (loss)			97,612		97,612
Other comprehensive income (loss), net of tax				(126,381)	(126,381)
Total comprehensive income (loss)					(28,769)
Balance, March 31, 2020	$2,500	$1,153,632	$1,673,313	$155,061	$2,984,506

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
Cumulative effect of adoption of accounting changes(2)			(1,114)	0	(1,114)
Contributed (distributed) capital-parent/child asset transfers		(4)			(4)
Comprehensive income (loss):
Net income (loss)			87,788		87,788
Other comprehensive income (loss), net of tax				132,501	132,501
Total comprehensive income (loss)					220,289
Balance, March 31, 2019	$2,500	$1,146,588	$1,699,109	$104,205	$2,952,402

(1)	Includes the impact from the adoption of ASU 2016-13. See Note 2.

(2)
Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$97,612	$87,788
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(31,564)	(28,634)
Interest credited to policyholders’ account balances	55,046	44,197
Realized investment (gains) losses, net	(89,895)	48,635
Amortization and other non-cash items	3,310	(21,640)
Change in:
Future policy benefits	796,294	437,726
Reinsurance recoverables	(745,550)	(423,868)
Accrued investment income	(44)	(1,080)
Net payables to/receivables from parent and affiliates	(1,970)	(6,905)
Deferred policy acquisition costs	(113,789)	(74,610)
Income taxes	(27,200)	(16,996)
Derivatives, net	59,069	66,403
Other, net	(36,429)	(83,032)
Cash flows from (used in) operating activities	(35,110)	27,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	86,461	70,725
Equity securities	0	3,553
Policy loans	45,631	38,542
Ceded policy loans	(2,885)	(3,325)
Commercial mortgage and other loans	42,057	12,184
Other invested assets	6,262	4,784
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(163,416)	(298,629)
Equity securities	0	(110)
Policy loans	(39,568)	(42,342)
Ceded policy loans	6,231	4,344
Short-term investments	(129,600)	0
Commercial mortgage and other loans	(20,210)	(14,143)
Other invested assets	(21,916)	(10,745)
Notes receivable from parent and affiliates, net	(7,124)	8,251
Derivatives, net	(2,706)	306
Other, net	(182)	(1,408)
Cash flows from (used in) investing activities	(200,965)	(228,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,240,761	1,284,926
Ceded policyholders’ account deposits	(908,495)	(854,083)
Policyholders’ account withdrawals	(790,672)	(858,819)
Ceded policyholders’ account withdrawals	632,987	602,592
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(4,942)	(729)
Contributed (distributed) capital - parent/child asset transfers	0	(5)
Net change in all other financing arrangements (maturities 90 days or less)	(2,845)	0
Drafts outstanding	68,585	12,590
Other, net	(7,151)	0
Cash flows from (used in) financing activities	228,228	186,472
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,847)	(13,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	563,199	416,840
CASH AND CASH EQUIVALENTS, END OF PERIOD	$555,352	$403,283

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2020 and 2019.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products; valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

During the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Adoption of ASU 2016-13

The Company adopted ASU 2016-13, and related ASUs, effective January 1, 2020 using the modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. The modified retrospective method results in a cumulative effect adjustment to opening retained earnings. The Company adopted the guidance related to fixed maturities, available-for-sale on a prospective basis.

This ASU requires the use of a new current expected credit loss (“CECL”) model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the other-than-temporary-impairment (“OTTI”) guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

The impacts of this ASU on the Company’s Consolidated Financial Statements primarily include (1) A Cumulative Effect Adjustment Upon Adoption; (2) Changes to the Presentation of the Consolidated Statements of Financial Position and Consolidated Statements of Operations; and (3) Changes to Accounting Policies. Each of these impacts is described below. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(1) Cumulative Effect Adjustment Upon Adoption

Adoption of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $1.8 million, primarily related to commercial mortgage and other loans. The impact of adoption is not material to the following financial statement line items: deferred policy acquisition costs; reinsurance recoverables; income taxes receivable; future policy benefits; policyholders' account balances; and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

(2) Changes to the Presentation of the Consolidated Statements of Financial Position and Consolidated Statements of Operations

The allowance for credit losses is presented parenthetically on relevant line items in the Consolidated Statements of Financial Position. In the Consolidated Statements of Operations, realized investment gains (losses), net are presented on one line item and will no longer reflect the breakout of OTTI on fixed maturity securities; OTTI on fixed maturity securities transferred to other comprehensive income (“OCI”); and other realized investment gains (losses), net. The presentation of this detail in prior periods is immaterial.

(3) Changes to Accounting Policies

This section has been updated to include the changes in our accounting policies resulting from the adoption of ASU 2016-13.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fixed maturities, available-for-sale

Fixed maturities, available-for-sale (“AFS debt securities”) are reported at fair value in the Statements of Financial Position. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions relating to the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of impairments recognized in earnings and OCI. For mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is impaired. For impaired mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively only if subsequent favorable or adverse changes in expected cash flows are not reflected in the allowance for credit losses. Prior to the adoption of this standard, the effective yield was adjusted prospectively regardless of whether the investment was impaired or not.

AFS debt securities with unrealized losses are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. In evaluating whether the amortized cost basis is recoverable, the Company considers several factors including, but not limited to the extent of the decline and the reasons for the decline in value (credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer.

When an AFS debt security is in an unrealized loss position and (1) the Company has the intent to sell the AFS debt security, or (2) it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, or (3) the Company has deemed the AFS debt security to be uncollectable, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The impairment is reported in “Realized investment gains (losses), net.” The new cost basis is not adjusted for subsequent increases in estimated fair value.

For an AFS debt security in an unrealized loss position that does not meet these conditions, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows (the “net present value”) with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security prior to impairment. The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in “Other comprehensive income (loss).” Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, any impairments on AFS debt securities were reported as an adjustment to the amortized cost basis of the security. Subsequent to the impairment, the AFS debt security was treated as if it were newly acquired at the date of impairment, and any increases in cash flows expected to be collected were accreted into net investment income over the life of the investment.

Commercial mortgage and other loans

Commercial mortgage and other loans are reported in the Statements of Financial Position at amortized cost net of the CECL allowance. Additionally, certain off-balance sheet credit exposures (e.g. indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a
CECL allowance.

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, and other collateralized and uncollateralized loans.

For commercial mortgage and agricultural mortgage loans (and related unfunded commitments where the Company cannot unconditionally cancel the commitment), the allowance is calculated using an internally developed CECL model.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Key inputs to the CECL model include unpaid principal balances, internal credit ratings, annual expected loss factors, average lives of the loans adjusted for prepayment considerations, current and historical interest rate assumptions, and other factors influencing the Company’s view of the current stage of the economic cycle and future economic conditions. Subjective considerations include a review of whether historical loss experience is representative of current market conditions and the Company’s view of the credit cycle. Model assumptions and factors are reviewed and updated as appropriate. Information about certain key inputs is detailed below.

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt-service-coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt-service-coverage ratios less than 1.0 times indicate that a property’s operations do not generate enough income to cover the loan’s current debt payments. A debt-service-coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage and agricultural mortgage loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a credit re-rating process, whereby the internal credit rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary credit quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt-service-coverage ratios related to the Company’s commercial mortgage and agricultural mortgage loan portfolios. Generally, every loan is re-rated at least annually.

Annual expected loss rates are based on historical default and loss experience factors. Using average lives, the annual expected loss rates are converted into life-of-loan loss expectations.

When individual loans no longer have the credit risk characteristics of the commercial or agricultural mortgage loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The CECL allowance on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. The change in allowance is reported in “Realized investment gains (losses), net.” As it relates to unfunded commitments that are in scope of this guidance, the CECL allowance is reported in “Other liabilities”, and the change in the allowance is reported in “Realized investment gains (losses), net.”

When a commercial mortgage or other loan is deemed to be uncollectible, any allowance is reversed and a direct write-down of the carrying amount of the loan is recorded through "Realized investment gains (losses), net." The carrying amount of the loan is not adjusted for subsequent recoveries in value.

The CECL allowance for other collateralized and uncollateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, the impairments on commercial mortgage and other loans were collectively reviewed at a portfolio level for impairment based on probable incurred but not specifically identified losses with any such losses reflected in an allowance for credit losses. When a loan was individually identified to be impaired, the loan was individually evaluated for an allowance. Changes in these allowances were reported in “Realized investment gains (losses), net.” Additionally, an allowance for credit losses was not required on unfunded loan commitments.

Reinsurance

Reinsurance recoverables are reported on the Statements of Financial Position net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.”

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner.

Other ASUs adopted during the three months ended March 31, 2020.

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This ASU provides optional relief for certain contracts impacted by reference rate reform. The standard permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU also temporarily (until December 31, 2022) allows hedge relationships to continue without de-designation upon changes due to reference rate reform.
March 12, 2020 to December 31, 2022 using the prospective method.
This ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
The Company made the election under ASU 2020-04 for all applicable contracts as they converted from the current reference rate to the new reference rate.

ASU issued but not yet adopted as of March 31, 2020 — ASU 2018-12

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

An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated Other Comprehensive Income (loss) ("AOCI") or (2) a full retrospective transition method.
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

Amortization of DAC and other balances
Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record market risk benefit assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change that is attributable to changes in an entity’s non-performance risk ("NPR") which is recognized in OCI.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$86,893	$3,948	$0	$0	$90,841
Obligations of U.S. states and their political subdivisions	457,869	38,967	133	0	496,703
Foreign government bonds	190,467	14,633	1,431	0	203,669
U.S. public corporate securities	2,023,128	189,922	57,630	0	2,155,420
U.S. private corporate securities	904,725	26,295	17,176	2,210	911,634
Foreign public corporate securities	239,199	14,039	8,922	0	244,316
Foreign private corporate securities	951,060	6,941	82,798	0	875,203
Asset-backed securities(1)	124,733	277	6,543	0	118,467
Commercial mortgage-backed securities	362,722	19,592	444	0	381,870
Residential mortgage-backed securities(2)	64,266	3,747	539	0	67,474
Total fixed maturities, available-for-sale	$5,405,062	$318,361	$175,616	$2,210	$5,545,597

(1)	Includes credit-tranched securities collateralized by loan obligations, credit cards, auto loans, education loans and home equity loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,622	$2,846	$0	$86,468	$0
Obligations of U.S. states and their political subdivisions	458,152	39,675	0	497,827	0
Foreign government bonds	196,034	26,793	1	222,826	0
U.S. public corporate securities	1,914,503	229,071	2,247	2,141,327	0
U.S. private corporate securities	886,281	44,497	1,006	929,772	0
Foreign public corporate securities	256,843	22,158	385	278,616	0
Foreign private corporate securities	939,603	38,426	19,551	958,478	0
Asset-backed securities(1)	119,602	800	466	119,936	(7)
Commercial mortgage-backed securities	367,848	15,231	163	382,916	0
Residential mortgage-backed securities(2)	60,778	3,050	24	63,804	(131)
Total fixed maturities, available-for-sale	$5,283,266	$422,547	$23,843	$5,681,970	$(138)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	March 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	2,995	133	0	0	2,995	133
Foreign government bonds	28,153	1,431	0	0	28,153	1,431
U.S. public corporate securities	505,567	56,058	4,452	1,572	510,019	57,630
U.S. private corporate securities	257,998	16,596	6,503	580	264,501	17,176
Foreign public corporate securities	75,440	6,109	4,445	2,813	79,885	8,922
Foreign private corporate securities	533,303	38,880	174,865	43,918	708,168	82,798
Asset-backed securities	64,751	3,689	40,796	2,854	105,547	6,543
Commercial mortgage-backed securities	66,503	444	0	0	66,503	444
Residential mortgage-backed securities	5,878	539	0	0	5,878	539
Total fixed maturities, available-for-sale	$1,540,588	$123,879	$231,061	$51,737	$1,771,649	$175,616

The following table sets forth the fair value and gross unrealized losses on fixed maturity securities aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $138.4 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $37.2 million, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2020, the $51.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and consumer non-cyclical sectors.

As of December 31, 2019, the gross unrealized losses on fixed maturity securities were composed of $16.0 million related to “1” highest quality or “2” high quality securities based on the NAIC or equivalent rating and $7.8 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $20.7 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and consumer non-cyclical sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$254,699	$255,404
Due after one year through five years	740,281	715,070
Due after five years through ten years	943,894	912,317
Due after ten years	2,914,467	3,094,995
Asset-backed securities	124,733	118,467
Commercial mortgage-backed securities	362,722	381,870
Residential mortgage-backed securities	64,266	67,474
Total fixed maturities, available-for-sale	$5,405,062	$5,545,597

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,718	$24,787
Proceeds from maturities/prepayments	81,786	52,875
Gross investment gains from sales and maturities	553	949
Gross investment losses from sales and maturities	(73)	(1,970)
OTTI recognized in earnings(2)	N/A	(3,163)
Write-downs recognized in earnings(3)	(945)	N/A
(Addition to) release of allowance for credit losses(4)	(2,210)	N/A

(1)	Includes $3.0 million and $6.9 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2020 and 2019, respectively.

(2)
For the three months ended March 31, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	For the three months ended March 31, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.

(4)	Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

The following table sets forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	2,210	0	0	0	2,210
Balance, end of period	$0	$0	$2,210	$0	$0	$0	$2,210

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of March 31, 2020, the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2020.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.8) million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$360,045	29.8%	$355,175	28.6%
Hospitality	33,797	2.8	31,449	2.5
Industrial	297,694	24.6	299,803	24.1
Office	183,946	15.2	205,498	16.6
Other	135,667	11.2	136,841	11.0
Retail	177,218	14.6	190,690	15.4
Total commercial mortgage loans	1,188,367	98.2	1,219,456	98.2
Agricultural property loans	21,921	1.8	22,197	1.8
Total commercial mortgage and agricultural property loans by property type	1,210,288	100.0%	1,241,653	100.0%
Allowance for credit losses	(4,514)		(1,768)
Total net commercial mortgage and agricultural property loans by property type	$1,205,774		$1,239,885
Other loans:
Other collateralized loans	933		0
Total other loans	933		0
Allowance for credit losses	0		0
Total net other loans	933		0
Total commercial mortgage and other loans	$1,206,707		$1,239,885

As of March 31, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (20%), Texas (14%) and New York (8%)) and included loans secured by properties in Europe (9%), Mexico (3%) and Australia (2%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance at December 31, 2018	$2,026	$39	$0	$2,065
Addition to (release of) allowance for credit losses	(283)	(14)	0	(297)
Balance at December 31, 2019	1,743	25	$0	1,768
Cumulative effect of adoption of ASU 2016-13	2,495	(8)	0	2,487
Addition to (release of) allowance for expected losses	265	(6)	0	259
Balance at March 31, 2020	$4,503	$11	$0	$4,514

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

As of March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following table sets forth loan-to-value ratios based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	March 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Loan-to-Value Ratio:
Commercial mortgage loans
0%-59.99%	$0	$56,749	$34,785	$90,588	$167,373	$283,170	$0	$632,665
60%-69.99%	20,013	64,589	70,332	42,202	84,963	96,041	0	378,140
70%-79.99%	777	44,508	88,437	32,999	9,690	927	0	177,338
80% or greater	0	0	0	0	0	224	0	224
Subtotal	20,790	165,846	193,554	165,789	262,026	380,362	0	1,188,367
Agricultural property loans
0%-59.99%	0	0	0	6,486	0	15,435	0	21,921
60%-69.99%	0	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Subtotal	0	0	0	6,486	0	15,435	0	21,921
Total commercial mortgage and agricultural property loans
0%-59.99%	0	56,749	34,785	97,074	167,373	298,605	0	654,586
60%-69.99%	20,013	64,589	70,332	42,202	84,963	96,041	0	378,140
70%-79.99%	777	44,508	88,437	32,999	9,690	927	0	177,338
80% or greater	0	0	0	0	0	224	0	224
Total commercial mortgage and agricultural property loans	$20,790	$165,846	$193,554	$172,275	$262,026	$395,797	$0	$1,210,288

See Note 2 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	December 31, 2019
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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,188,367	$0	$0	$0	$1,188,367	$0
Agricultural property loans	21,921	0	0	0	21,921	0
Other collateralized loans	933	0	0	0	933	0
Total	$1,211,221	$0	$0	$0	$1,211,221	$0

(1)	As of March 31, 2020, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,219,456	$0	$0	$0	$1,219,456	$0
Agricultural property loans	22,197	0	0	0	22,197	0
Total	$1,241,653	$0	$0	$0	$1,241,653	$0

(1)	As of December 31, 2019, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

There were no loans on non-accrual status with a related allowance for credit losses which recognized interest income for the three months ended March 31, 2020.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of March 31, 2020.

For the three months ended March 31, 2020 and 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $0 million and $5 million, respectively, of commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Company’s investment in separate accounts	$45,490	$46,573
LPs/LLCs:
Equity method:
Private equity	200,106	189,095
Hedge funds	61,950	64,002
Real estate-related	44,171	42,432
Subtotal equity method	306,227	295,529
Fair value:
Private equity	66,644	62,639
Hedge funds	551	562
Real estate-related	12,324	11,707
Subtotal fair value	79,519	74,908
Total LPs/LLCs	385,746	370,437
Derivative instruments	31,021	12,548
Total other invested assets	$462,257	$429,558

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

March 31, 2020
(in thousands)

Fixed maturities	$49,957
Equity securities	103
Commercial mortgage and other loans	3,604
Policy loans	35,600
Short-term investments and cash equivalents	228
Total accrued investment income	$89,492

There were no significant write-downs on accrued investment income for the three months ended March 31, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$54,566	$56,266
Fixed maturities, trading	398	308
Equity securities	102	221
Commercial mortgage and other loans	13,776	12,491
Policy loans	17,311	16,199
Other invested assets	(3,909)	9,911
Short-term investments and cash equivalents	2,032	2,311
Gross investment income	84,276	97,707
Less: investment expenses	(4,695)	(4,457)
Net investment income	$79,581	$93,250

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities(1)	$(2,675)	$(4,184)
Commercial mortgage and other loans	(188)	7
LPs/LLCs	(315)	12
Derivatives	93,457	(44,477)
Short-term investments and cash equivalents	(384)	7
Realized investment gains (losses), net	$89,895	$(48,635)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$1,568
Fixed maturity securities, available-for-sale — all other(1)	N/A	397,136
Fixed maturity securities, available-for-sale with an allowance	0	N/A
Fixed maturity securities, available-for-sale without an allowance	142,745	N/A
Derivatives designated as cash flow hedges(2)	124,196	26,126
Affiliated notes	(437)	4,715
Other investments	(3,818)	(4,365)
Net unrealized gains (losses) on investments	$262,686	$425,180

(1)	Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”

(2)	For more information on cash flow hedges, see Note 4.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2020 and December 31, 2019, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$0	$0	$0	$5,048	$0	$5,048
Foreign public corporate securities	2,587	0	2,587	2,481	0	2,481
Total cash collateral for loaned securities(1)	$2,587	$0	$2,587	$7,529	$0	$7,529

(1)	The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,592	$205	$0	$3,615	$0	$(50)
Foreign Currency Swaps	792,449	131,174	(12)	773,933	36,551	(12,471)
Total Derivatives Designated as Hedge Accounting Instruments	$796,041	$131,379	$(12)	$777,548	$36,551	$(12,521)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$569,925	$73,669	$(15,394)	$569,925	$33,256	$(4,490)
Foreign Currency
Foreign Currency Forwards	28,478	996	(98)	21,580	0	(518)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	140,700	24,412	0	151,792	7,563	(1,892)
Equity
Equity Options	2,855,249	25,441	(8,014)	2,680,048	174,398	(78,381)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$3,594,352	$124,518	$(23,506)	$3,423,345	$215,217	$(85,281)
Total Derivatives(1)(2)	$4,390,393	$255,897	$(23,518)	$4,200,893	$251,768	$(97,802)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $20,196 million and $8,530 million as of March 31, 2020 and December 31, 2019, respectively included in "Future policy benefits" and $900 million and $962 million as of March 31, 2020 and December 31, 2019, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $20,215 million and $8,540 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Recorded in “Other invested assets” and “Payables to parent and affiliates” on the Unaudited Interim Consolidated Statements of Financial Position.

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

	March 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$255,893	$(224,876)	$31,017	$(31,017)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$255,893	$(224,876)	$31,017	$(31,017)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$23,518	$(23,518)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$23,518	$(23,518)	$0	$0	$0

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$251,765	$(239,220)	$12,545	$(12,545)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$251,765	$(239,220)	$12,545	$(12,545)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$97,802	$(97,802)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$97,802	$(97,802)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Cash Flow Hedges

The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity derivatives in any of its cash flow hedge accounting relationships.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(45)	$(3)	$0	$300
Currency/Interest Rate	384	2,629	8,828	97,770
Total cash flow hedges	339	2,626	8,828	98,070
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	30,506	0	0	0
Currency	1,471	0	0	0
Currency/Interest Rate	19,333	0	58	0
Credit	0	0	0	0
Equity	(74,944)	0	0	0
Embedded Derivatives	116,752	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	93,118	0	58	0
Total	$93,457	$2,626	$8,886	$98,070

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(160)	$2,069	$(1,515)	$(6,654)
Total cash flow hedges	(160)	2,069	(1,515)	(6,654)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,616	0	0	0
Currency	(20)	0	0	0
Currency/Interest Rate	1,430	0	1	0
Credit	(1)	0	0	0
Equity	28,863	0	0	0
Embedded Derivatives	(82,205)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(44,317)	0	1	0
Total	$(44,477)	$2,069	$(1,514)	$(6,654)

(1)	Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$26,126
Amount recorded in AOCI
Interest Rate	252
Currency/Interest Rate	109,611
Total amount recorded in AOCI	109,863
Amount reclassified from AOCI to income
Interest Rate	48
Currency/Interest Rate	(11,841)
Total amount reclassified from AOCI to income	(11,793)
Balance, March 31, 2020	$124,196

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2020 values, it is estimated that a pre-tax gain of $10 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2021.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2020 and December 31, 2019.

Credit Risk

The Company is exposed to losses in the event of non-performance by a counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,828	$42,013	$0	$90,841
Obligations of U.S. states and their political subdivisions	0	496,703	0	0	496,703
Foreign government bonds	0	203,517	152	0	203,669
U.S. corporate public securities	0	2,155,417	3	0	2,155,420
U.S. corporate private securities	0	880,119	31,515	0	911,634
Foreign corporate public securities	0	244,112	204	0	244,316
Foreign corporate private securities	0	776,243	98,960	0	875,203
Asset-backed securities(2)	0	116,665	1,802	0	118,467
Commercial mortgage-backed securities	0	381,870	0	0	381,870
Residential mortgage-backed securities	0	61,838	5,636	0	67,474
Subtotal	0	5,365,312	180,285	0	5,545,597
Fixed maturities, trading	0	51,130	538	0	51,668
Equity securities	90	447	9,196	0	9,733
Short-term investments	29,994	99,904	0	0	129,898
Cash equivalents	0	529,959	0	0	529,959
Other invested assets(3)	0	255,893	4	(224,876)	31,021
Reinsurance recoverables	0	0	20,214,824	0	20,214,824
Receivables from parent and affiliates	0	113,964	1,575	0	115,539
Subtotal excluding separate account assets	30,084	6,416,609	20,406,422	(224,876)	26,628,239
Separate account assets(4)(5)	0	112,628,536	0	0	112,628,536
Total assets	$30,084	$119,045,145	$20,406,422	$(224,876)	$139,256,775
Future policy benefits(6)	$0	$0	$20,196,457	$0	$20,196,457
Policyholders' account balances	0	0	900,261	0	900,261
Payables to parent and affiliates	0	23,518	0	(23,518)	0
Total liabilities	$0	$23,518	$21,096,718	$(23,518)	$21,096,718

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,797	$38,671	$0	$86,468
Obligations of U.S. states and their political subdivisions	0	497,827	0	0	497,827
Foreign government bonds	0	222,663	163	0	222,826
U.S. corporate public securities	0	2,141,324	3	0	2,141,327
U.S. corporate private securities	0	893,943	35,829	0	929,772
Foreign corporate public securities	0	278,435	181	0	278,616
Foreign corporate private securities	0	944,408	14,070	0	958,478
Asset-backed securities(2)	0	117,935	2,001	0	119,936
Commercial mortgage-backed securities	0	382,916	0	0	382,916
Residential mortgage-backed securities	0	63,804	0	0	63,804
Subtotal	0	5,591,052	90,918	0	5,681,970
Fixed maturities, trading	0	59,296	668	0	59,964
Equity securities	131	465	9,898	0	10,494
Short-term investments	0	0	0	0	0
Cash equivalents	0	547,642	0	0	547,642
Other invested assets(3)	0	251,764	4	(239,220)	12,548
Reinsurance recoverables	0	0	8,539,671	0	8,539,671
Receivables from parent and affiliates	0	119,431	3,135	0	122,566
Subtotal excluding separate account assets	131	6,569,650	8,644,294	(239,220)	14,974,855
Separate account assets(4)(5)	0	133,625,669	0	0	133,625,669
Total assets	$131	$140,195,319	$8,644,294	$(239,220)	$148,600,524
Future policy benefits(6)	$0	$0	$8,529,566	$0	$8,529,566
Policyholders' account balances	0	0	962,351	0	962,351
Payables to parent and affiliates	0	97,802	0	(97,802)	0
Total liabilities	$0	$97,802	$9,491,917	$(97,802)	$9,491,917

(1)	“Netting” amounts represent cash collateral of $201.4 million and $141.4 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2020 and December 31, 2019, the fair values of such investments were $80 million and $75 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2020 and December 31, 2019, the fair value of such investments was $4,301 million and $4,762 million, respectively.

(6)
As of March 31, 2020, the net embedded derivative liability position of $20,196 million includes $151 million of embedded derivatives in an asset position and $20,347 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $8,530 million includes $611 million of embedded derivatives in an asset position and $9,141 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$116,745	Discounted cash flow	Discount rate	1.90%		25%		5.05%		Decrease
		Market Comparables	EBITDA multiples(3)	5.7	X	5.7	X	5.7	X	Increase
Reinsurance recoverables	$20,214,824	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$20,196,457	Discounted cash flow	Lapse rate(6)	1%		18%				Decrease
			Spread over LIBOR(7)	1.40%		2.02%				Decrease
			Utilization rate(8)	43%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	18%		33%				Increase
Policyholders' account balances(5)	$900,261	Discounted cash flow	Lapse rate(6)	1%		6%				Decrease
			Spread over LIBOR(7)	1.40%		2.02%				Decrease
			Mortality rate(10)	0%		24%				Decrease
			Equity volatility curve	25%		50%				Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$27,816	Discounted cash flow	Discount rate	5.24%	17.47%	8.25%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	5.7X	5.7X	Increase
Reinsurance recoverables	$8,539,671	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,529,566	Discounted cash flow	Lapse rate(6)	1%	18%		Decrease
			Spread over LIBOR(7)	0.10%	1.23%		Decrease
			Utilization rate(8)	43%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders' account balances(5)	962,351	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.10%	1.23%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	10%	23%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities and available-for-sale.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increases, credit spreads widen, which results in a decrease in fair value.

Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$3,342	$0	$0	$0	$0	$0	$0	$42,013	$0
Foreign government	163	(11)	0	0	0	0	0	0	0	152	(11)
Corporate securities(4)	50,083	(17,970)	7,193	(3,680)	0	(2,958)	0	98,014	0	130,682	(17,186)
Structured securities(5)	2,001	(484)	6,145	0	0	(224)	0	0	0	7,438	(483)
Other assets:
Fixed maturities, trading	668	(130)	0	0	0	0	0	0	0	538	(130)
Equity securities	9,898	(702)	0	0	0	0	0	0	0	9,196	(702)
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Reinsurance recoverables	8,539,671	11,408,202	266,951	0	0	0	0	0	0	20,214,824	11,508,908
Receivables from parent and affiliates	3,135	19	0	0	0	(1,579)	0	0	0	1,575	0
Liabilities:
Future policy benefits	(8,529,566)	(11,401,903)	0	0	(264,988)	0	0	0	0	(20,196,457)	(11,502,609)
Policyholders' account balances(6)	(962,351)	117,655	0	0	(55,565)	0	0	0	0	(900,261)	125,109

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(1,779)	$0	$(16,776)	$90	$(1,334)	$0	$(16,346)
Other assets:
Fixed maturities, trading	0	(130)	0	0	0	(130)	0
Equity securities	0	(702)	0	0	0	(702)	0
Other invested assets	0	0	0	0	0	0	0
Reinsurance recoverables	11,408,202	0	0	0	11,508,908	0	0
Receivables from parent and affiliates	0	0	0	19	0	0	0
Liabilities:
Future policy benefits	(11,401,903)	0	0	0	(11,502,609)	0	0
Policyholders' account balances	117,655	0	0	0	125,109	0	0

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$2,372	$0	$0	$0	$0	$0	$0	$32,188	$0
Foreign government	0	5	0	0	0	0	0	159	0	164	0
Corporate securities(4)	56,588	(3,412)	1,331	(28)	0	(7,097)	1	7,577	0	54,960	(3,163)
Structured securities(5)	6,556	1,268	0	(1)	0	(3,979)	0	75,960	0	79,804	0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	15,997	(6)	0	0	0	0	0	0	0	15,991	(6)
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Reinsurance recoverables	5,600,008	633,318	235,378	0	0	0	0	0	0	6,468,704	677,444
Receivables from parent and affiliates	9,261	111	0	0	0	(1,580)	0	0	0	7,792	0
Liabilities:
Future policy benefits	(5,588,840)	(637,102)	0	0	(233,435)	0	0	0	0	(6,459,377)	(681,227)
Policyholders' account balances(6)	(13,015)	(33,614)	0	0	0	(6,507)	0	0	0	(53,136)	(33,614)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,402)	$0	$164	$99	$(3,163)	$0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0
Equity securities	0	(6)	0	0	0	(6)
Other invested assets	0	0	0	0	0	0
Reinsurance recoverables	633,318	0	0	0	677,444	0
Receivables from parent and affiliates	0	0	0	111	0	0
Liabilities:
Future policy benefits	(637,102)	0	0	0	(681,227)	0
Policyholders' account balances	(33,614)	0	0	0	(33,614)	0

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

(7)
Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	March 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,237,180	$1,237,180	$1,206,707
Policy loans	0	0	1,317,110	1,317,110	1,317,110
Cash and cash equivalents	25,393	0	0	25,393	25,393
Accrued investment income	0	89,492	0	89,492	89,492
Reinsurance recoverables	0	0	213,552	213,552	214,349
Receivables from parent and affiliates	0	134,288	0	134,288	134,288
Other assets	0	24,046	0	24,046	24,046
Total assets	$25,393	$247,826	$2,767,842	$3,041,061	$3,011,385
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,279,303	$276,830	$1,556,133	$1,556,930
Cash collateral for loaned securities	0	2,587	0	2,587	2,587
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	199,644	0	199,644	199,644
Other liabilities	0	440,806	0	440,806	440,806
Total liabilities	$0	$1,922,340	$276,830	$2,199,170	$2,199,967

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,288,625	$1,288,625	$1,239,885
Policy loans	0	0	1,314,064	1,314,064	1,314,064
Cash and cash equivalents	15,557	0	0	15,557	15,557
Accrued investment income	0	89,448	0	89,448	89,448
Reinsurance recoverables	0	0	212,368	212,368	211,813
Receivables from parent and affiliates	0	149,415	0	149,415	149,415
Other assets	0	22,505	0	22,505	22,505
Total assets	$15,557	$261,368	$2,815,057	$3,091,982	$3,042,687
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,264,128	$277,782	$1,541,910	$1,541,355
Cash collateral for loaned securities	0	7,529	0	7,529	7,529
Short-term debt to affiliates	0	2,845	0	2,845	2,845
Payables to parent and affiliates	0	216,842	0	216,842	216,842
Other liabilities	0	387,109	0	387,109	387,109
Total liabilities	$0	$1,878,453	$277,782	$2,156,235	$2,155,680

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$53,163,489	$40,710,159
Policy loans	(146,772)	(142,262)
Deferred policy acquisition costs	(6,700,160)	(6,989,618)
Deferred sales inducements	(441,691)	(515,968)
Other assets(2)	246,842	258,427
Policyholders’ account balances	4,905,609	4,934,544
Future policy benefits(3)	4,378,232	4,209,817
Other liabilities(4)	865,622	884,641

(1)	Includes $422.4 million and $156.7 million of unaffiliated activity as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $0.0 million of unaffiliated activity at both March 31, 2020 and December 31, 2019.

(3)	Includes $0.5 million and $0 million of unaffiliated activity as of March 31, 2020 and December 31, 2019, respectively.

(4)	Includes $41.8 million and $43.1 million of unaffiliated activity as of March 31, 2020 and December 31, 2019, respectively.

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2020	December 31, 2019
	(in thousands)
PAR U	$12,572,713	$12,380,683
PALAC	22,178,177	11,635,405
PURC	4,847,038	4,692,769
PARCC	2,623,469	2,627,595
GUL Re	2,363,794	2,292,638
PAR Term	1,841,572	1,825,594
Prudential Insurance	2,881,886	1,764,512
Prudential of Taiwan	1,498,116	1,499,685
Term Re	1,563,370	1,506,366
DART	370,267	327,235
Unaffiliated	423,087	157,677
Total reinsurance recoverables	$53,163,489	$40,710,159

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Premiums:
Direct	$475,486	$462,271
Assumed(1)	48	54
Ceded(2)	(460,663)	(448,331)
Net premiums	14,871	13,994
Policy charges and fee income:
Direct	901,442	853,195
Assumed	132,504	126,959
Ceded(3)	(894,027)	(840,965)
Net policy charges and fee income	139,919	139,189
Net investment income:
Direct	81,092	94,558
Assumed	400	396
Ceded	(1,911)	(1,704)
Net investment income	79,581	93,250
Asset administration fees:
Direct	89,329	83,868
Assumed	0	0
Ceded	(84,941)	(80,211)
Net asset administration fees	4,388	3,657
Other income:
Direct	8,606	19,798
Assumed(4)	(437)	(200)
Ceded	(515)	(23)
Amortization of reinsurance income	1,182	1,382
Net other income	8,836	20,957
Realized investment gains (losses), net:
Direct	(11,309,174)	(635,511)
Assumed	0	0
Ceded(5)	11,399,069	586,876
Realized investment gains (losses), net	89,895	(48,635)
Policyholders’ benefits (including change in reserves):
Direct	1,067,098	646,311
Assumed(6)	361,455	211,750
Ceded(7)	(1,342,630)	(818,583)
Net policyholders’ benefits (including change in reserves)	85,923	39,478
Interest credited to policyholders’ account balances:
Direct	179,295	94,691
Assumed	34,236	30,657
Ceded	(158,485)	(81,151)
Net interest credited to policyholders’ account balances	55,046	44,197
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(742,911)	(344,015)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes $0.0 million and $0.1 million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes $(2.5) million and $(0.1) million of unaffiliated activity for the three months ended March 31, 2020, and 2019, respectively.

(3)	Includes $(10) million and $(5) million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

(4)	Includes $(0.4) million and $(0.2) million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

(5)	Includes $256.1 million and $14.4 million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

(6)	Includes $0.1 million and $(0.2) million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

(7)	Includes $(5) million and $(1.8) million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Direct gross life insurance face amount in force	$1,003,826,363	$951,643,226
Assumed gross life insurance face amount in force	39,643,598	40,546,369
Reinsurance ceded	(970,292,346)	(913,655,428)
Net life insurance face amount in force	$73,177,615	$78,534,167

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement has been terminated for certain new business, primarily Universal Life insurance policies. As of January 1, 2020, the remaining portions of new business (specifically Term policies) ceased being reinsured by the Company to Prudential Insurance. Effective July 1, 2017, the Company reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, this agreement has been recaptured for certain term life insurance policies which are now reinsured to PARCC and PAR Term as noted above.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of March 31, 2020, $2.6 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(27.1) million, or (38.01)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first three months of 2020, compared to $(16.9) million, or (23.57)%, in the first three months of 2019. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act includes temporary changes to income tax laws, some of which were enacted under the Tax Cuts and Jobs Act in 2017. For interim reporting, income tax effects of new legislation are recognized in the interim period which includes the enactment date. One of the key provisions is to allow companies with net operating losses originating in 2018, 2019 or 2020 to carry back those losses for five years. However, this provision is elective and the Company is still in the process of evaluating the temporary tax law changes and its overall effect, including the sequencing of and interaction between its provisions and other federal tax laws. As a result, the tax provision for the first quarter of 2020 does not include any estimate for the impact of these changes.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(7,917)	$289,359	$281,442
Change in OCI before reclassifications	(20,402)	(125,148)	(145,550)
Amounts reclassified from AOCI	0	(9,118)	(9,118)
Income tax benefit (expense)	92	28,195	28,287
Balance, March 31, 2020	$(28,227)	$183,288	$155,061

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	6,049	156,295	162,344
Amounts reclassified from AOCI	0	3,790	3,790
Income tax benefit (expense)	(19)	(33,614)	(33,633)
Balance, March 31, 2019	$(11,418)	$115,623	$104,205

(1)
Includes cash flow hedges of $124 million and $26 million as of March 31, 2020 and December 31, 2019, respectively, and $15 million and $22 million as of March 31, 2019 and December 31, 2018, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$11,793	$394
Net unrealized investment gains (losses) on available-for-sale securities	(2,675)	(4,184)
Total net unrealized investment gains (losses)(4)	9,118	(3,790)
Total reclassifications for the period	$9,118	$(3,790)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs, future policy benefits, policyholders’ account balances and other liabilities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	0	0	0	0	0
Reclassification adjustment for (gains) losses included in net income	0	0	0	0	0
Increase (decrease) due to non-credit related losses recognized in AOCI during the period	0	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	1,942	0	(408)	1,534
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(3,678)	772	(2,906)
Balance, March 31, 2020	$0	$1,942	$(3,678)	$364	$(1,372)

(1)	Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$425,180	$423,227	$(482,134)	$(76,914)	$289,359
Net investment gains (losses) on investments arising during the period	(153,376)	0	0	32,208	(121,168)
Reclassification adjustment for (gains) losses included in net income	(9,118)	0	0	1,915	(7,203)
Reclassification due to allowance for credit losses recorded during the period	0	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(67,558)	0	14,187	(53,371)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	97,522	(20,479)	77,043
Balance, March 31, 2020	$262,686	$355,669	$(384,612)	$(49,083)	$184,660

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.2 million and $0.1 million for the three months ended March 31, 2020, and 2019, respectively. The expense charged to the Company for the deferred compensation program was $3 million for both the three months ended March 31, 2020 and 2019.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $5 million for both the three months ended March 31, 2020 and 2019.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $6 million for both the three months ended March 31, 2020 and 2019.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended March 31, 2020 and 2019.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $169 million and $179 million for the three months ended March 31, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $19 million and $17 million for the three months ended March 31, 2020 and 2019, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,741 million at March 31, 2020 and $4,339 million at December 31, 2019. Fees related to these COLI policies were $14 million and $13 million for the three months ended March 31, 2020 and 2019, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for both the three months ended March 31, 2020 and 2019. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $89 million and $96 million as of March 31, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a loss of $10 million and a gain of $5 million for the three months ended March 31, 2020 and 2019, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $85 million and $81 million for the three months ended March 31, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2020 and December 31, 2019 were as follows:

	Maturity Dates			Interest Rates			March 31, 2020	December 31, 2019
							(in thousands)
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	115,539	122,566
Total notes receivable - affiliated(1)							$115,539	$122,566

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $1 million at both March 31, 2020 and December 31, 2019 and is included in “Other assets”. Revenues related to these assets were $1 million for both the three months ended March 31, 2020 and 2019, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2020 and for the year ended December 31, 2019.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$4,995	$5,000	$(4)	$0
PALAC	April 2019	Sale	Equity Securities	$14,525	$13,466	$0	$1,059
Term Re	September 2019	Sale	Fixed Maturities	$9,178	$8,135	$0	$1,043
PURC	September 2019	Sale	Fixed Maturities	$8,399	$7,455	$0	$944
PAR U	September 2019	Sale	Fixed Maturities	$31,466	$28,146	$0	$3,320
Prudential Insurance	September 2019	Sale	Fixed Maturities	$10,702	$9,254	$1,144	$0
PURC	December 2019	Sale	Equity Securities	$7,767	$6,002	$0	$1,765
PAR Term	December 2019	Sale	Fixed Maturities	$27,330	$24,739	$0	$2,591
PURC	December 2019	Sale	Fixed Maturities	$93,830	$75,586	$0	$18,244
PURC	December 2019	Sale	Fixed Maturities	$78,884	$68,645	$0	$10,239
Prudential Insurance	December 2019	Purchase	Other Invested Assets	$9,000	$9,000	$0	$0
Prudential Insurance	March 2020	Purchase	Other Invested Assets	$1,390	$1,390	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of March 31, 2020 and December 31, 2019, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.5 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Contributed Capital and Dividends

Through March of 2020, the Company did not receive any capital contributions. In December of 2019, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.

Through March of 2020, the Company did not pay any dividends to Prudential Insurance. In December of 2019, the Company paid a dividend in the amount of $250 million to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2020 and December 31, 2019, the outstanding balances on these commitments were $22 million and $26 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was a reduction to the allowance for credit losses of $0.0 million for the three months ended March 31, 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2020 and December 31, 2019, $232 million and $261 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three months ended March 31, 2020.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigation and regulatory matters, see Note 14 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There are no material developments in previously reported matters disclosed as of December 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2020, compared with December 31, 2019, and its consolidated results of operations for the three months ended March 31, 2020 and 2019. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements” , the "Risk Factors" section and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19
During the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•
Outlook. We expect COVID-19 to drive elevated levels of mortality, resulting in increased life insurance claims in the near-term. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. In addition, while our distribution platforms include a suite of digital, hybrid advisory, and in-person advisory options, mandated social distancing has limited in-person engagement between customers and advisors. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term.

•
Results of Operations. For the three months ended March 31, 2020 we reported a net gain of $98 million, as unfavorable financial market conditions impacted our reported results. See “Results of Operations” for a discussion of first quarter results.

•
Liquidity. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources-Liquidity” for a discussion of our liquidity.

•
Capital Resources. Market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

•
Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•
Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe we can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•
CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (" the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. We are analyzing the CARES Act and its potential impact on the Company, and implementing operational changes necessary to accommodate the CARES Act.

Other governments and regulators, including the NAIC and state insurance regulators, have implemented, or are considering, a number of actions in response to the crisis, including delaying implementation of certain regulatory changes, temporarily waiving certain regulatory requirements and requiring or requesting insurers to waive premium payments and policy provisions and exclusions for certain periods of time.

The Company is not aware of any new or proposed government mandates that could materially impact the Company’s solvency or liquidity position.

Impact of a Low Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

• investment-related activity, including: investment income returns, net interest margins, net investment spread results new money rates, mortgage loan prepayments and bond redemptions;
• insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”) and market experience true-ups:
• customer account values, including their impact on fee income;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see the "Risk Factors" section and “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”);

•	Policyholder liabilities;

•	Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments ("OTTI");

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type. including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2020, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 9.7% near-term mean reversion equity expected rate of return.

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

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2019

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $8.9 billion from $191.2 billion at December 31, 2019 to $182.3 billion at March 31, 2020. Significant components were:

•	Separate account assets decreased $21.5 billion, primarily driven by unfavorable equity market performance, net outflows and policy charges;
Partially offset by:

•
Reinsurance recoverables increased $12.5 billion, primarily related to the variable annuity reinsured living benefit liabilities resulting from an increase in reserves related to our variable annuity living benefit guarantees driven by declining interest rates, credit spreads widening and unfavorable equity market performance, partially offset by non-performance risk spreads widening.

Total liabilities decreased $8.8 billion from $188.1 billion at December 31, 2019 to $179.3 billion at March 31, 2020. Significant components were:

•	Separate account liabilities decreased $21.5 billion, corresponding to the decrease in Separate account assets described above;
Partially offset by:

•	Future policy benefits increased $12.2 billion, primarily driven by an increase in reserves related to our variable annuity living benefit guarantees, as discussed above.
Total equity remained relatively flat.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes remained relatively flat at $72 million for the three months ended March 31, 2019 and $71 million for the three months ended March 31, 2020, with offsetting increases in Revenues of $115 million and increases in Benefits and expenses of $115 million, as discussed below.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $115 million from $222 million for the three months ended March 31, 2019 to $337 million for the three months ended March 31, 2020 primarily driven by a $139 million increase in Total realized investment gains/(losses), net primarily reflecting embedded derivative realized gains on the index-linked universal life products as a result of unfavorable equity market performance and declining interest rates. This was partially offset by lower Net investment income of $14 million driven by lower investment yields and lower Other income of $12 million driven by fixed maturities designated as trading reflecting declining interest rates.

Benefits and expenses increased $115 million from $151 million for the three months ended March 31, 2019 to $266 million for the three months ended March 31, 2020, primarily driven by a $46 million increase in Policyholders’ benefits reflecting higher reserves on index-linked universal life products and higher Amortization of deferred policy acquisition costs of $30 million as a result of unfavorable equity market performance and declining interest rates. Also contributing to the increase is higher General, administrative and other expenses of $28 million as a result of growth initiative implementation costs and an unfavorable comparative impact from commission and expense allowance ceded as well as higher Interest credited to policyholders’ account balances of $11 million as a result of universal life business growth.

Variable Annuity Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Annuities' products, certain strategies in mitigating those risks, including any updates to those strategies since the previous year-end, and the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features and Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through reinsurance. For information on our reinsurance agreements, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

PALAC and Prudential Insurance employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using an ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

Capital Hedge Program

A capital hedge program is employed within PALAC to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. Since the capital hedge program is conducted in PALAC, the results of the strategy do not directly impact the Company's results of operations or financial condition.

Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see "Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Related Market Disruptions

During the first quarter of 2020 and continuing into the second quarter, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first quarter we accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

Liquidity. The Company continues to operate with significant liquid resources. Nevertheless, the impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of March 31, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available external sources of capital or seeking additional sources.

Liquidity and Capital Risk Management. Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our use of captive reinsurance companies.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC's ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity is considered in the internal liquidity measures of the Company.

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
Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2020 and December 31, 2019 the Company had liquid assets of $6,292 million and $6,316 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $685 million and $563 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, $5,226 million, or 94%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of March 31, 2020, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.6 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12.0 billion of surplus notes was outstanding as of March 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, our affiliated captive reinsurance companies had outstanding an aggregate of $2.6 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves. In addition, as of March 31, 2020, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See the “Risk Factors” section and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q. The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K.

The COVID-19 pandemic has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and prospects.
During the first quarter of 2020 the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results and market values in our investment portfolio, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our business. The pandemic could exacerbate existing areas of concern, such as the pace of economic growth, equity market performance, and continued low interest rates, among others. Changes in consumer spending, business investment, and government debt and spending as a result of the crisis may negatively impact our business.
These risks may have manifested, and may continue to manifest, in our business in the following areas, among others:
Investment Risk. The COVID-19 pandemic and its impact on the global economy has increased the risk of loss on our investments due to default or deterioration in credit quality or value.
Insurance Risk. We expect COVID-19 to drive elevated levels of mortality in the near-term. The COVID-19 pandemic may ultimately result in a mortality calamity, which is the risk that short-term mortality rates deviate adversely from what is expected as a result of pandemics or other disasters. Elevated losses will reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, effectiveness of public health measures and availability of potential vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
The pandemic may also result in a change in policyholder behavior, such as policyholders choosing to defer or stop paying insurance premiums. It may also result in a lapse calamity, which is the risk that lapse rates over the short-term deviate adversely from what is expected. For example, surrenders of cash surrender value products by customers in need of liquidity can impact our liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.
Finally, we cannot predict whether COVID-19 will ultimately lead to longer-term deviations from the mortality, policyholder behavior or morbidity assumptions we used to price our products.
Market Risk. Continued market disruptions and volatility may further negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies. The decline in interest rates, in particular, may result in lower investment income, higher reserve levels and other consequences.

Liquidity Risk. The impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
In particular, abrupt changes to interest rate, equity, and/or currency markets could lead to increased collateral requirements to counterparties, and cash demands due to severe mortality calamity, customer withdrawals or lapse events.
Operational Risk. One of the main impacts of the COVID-19 crisis has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included transitioning the vast majority of our employees to remote work arrangements. We have also made a number of operational changes to accommodate our customers.
In this environment, there is an elevated risk that weaknesses or failures in our business continuation plans could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Furthermore, weaknesses or failures within a vendor’s business continuation plan can materially disrupt our business operations. Our information systems and those of our vendors and service providers may be more vulnerable to cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems during a business continuation event.
Strategic Risk. The COVID-19 pandemic could ultimately generate an economic downturn; higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected. In addition, we expect near-term sales to be slowed by the impact of social distancing and financial hardship on our customers.
Finally, we cannot predict what actions governments will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

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

Pruco Life Insurance Company

By:	/s/ Susan M. Mann
Name:	Susan M. Mann
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 14, 2020