Form 10-Q
period 2020-06-30
PRUCO LIFE INSURANCE CO
filed 2020-08-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 12, 2020, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2020 and December 31, 2019 (in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2020 – $5,550,300; 2019 – $5,283,266; 2020-net of $4,572 allowance for credit losses)	$6,106,322	$5,681,970
Fixed maturities, trading, at fair value (amortized cost: 2020 – $59,995; 2019 – $59,995)	56,707	59,964
Equity securities, at fair value (cost: 2020 – $6,212; 2019 – $6,360)	9,559	10,494
Policy loans	1,320,636	1,314,064
Short-term investments	101,967	0
Commercial mortgage and other loans (net of $4,559 and $1,768 allowance for credit losses at June 30, 2020 and December 31, 2019, respectively)(1)	1,198,559	1,239,885
Other invested assets (includes $106,550 and $87,456 of assets measured at fair value at June 30, 2020 and December 31, 2019, respectively)	468,005	429,558
Total investments	9,261,755	8,735,935
Cash and cash equivalents	713,781	563,199
Deferred policy acquisition costs(1)	2,120,749	1,855,698
Accrued investment income	89,439	89,448
Reinsurance recoverables(1)	52,917,099	40,710,159
Receivables from parent and affiliates	297,911	271,981
Income taxes receivable(1)	119,823	102,652
Other assets	439,055	441,543
Separate account assets	130,903,117	138,387,772
TOTAL ASSETS	$196,862,729	$191,158,387
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(1)	$37,371,656	$25,258,673
Policyholders’ account balances(1)	23,433,178	22,878,823
Cash collateral for loaned securities	2,700	7,529
Short-term debt to affiliates	0	2,845
Payables to parent and affiliates	88,384	216,842
Other liabilities(1)	1,473,182	1,390,876
Separate account liabilities	130,903,117	138,387,772
Total liabilities	193,272,217	188,143,360
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,476,690	1,153,632
Retained earnings	1,682,845	1,577,453
Accumulated other comprehensive income (loss)	428,477	281,442
Total equity	3,590,512	3,015,027
TOTAL LIABILITIES AND EQUITY	$196,862,729	$191,158,387

(1) June 30, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2020 and 2019 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Premiums	$22,544	$12,417	$37,415	$26,411
Policy charges and fee income	161,085	148,671	301,004	287,860
Net investment income	83,462	105,562	163,043	198,812
Asset administration fees	4,302	3,961	8,690	7,618
Other income	14,892	14,998	23,728	35,955
Realized investment gains (losses), net	(80,231)	(52,250)	9,664	(100,885)
TOTAL REVENUES	206,054	233,359	543,544	455,771
BENEFITS AND EXPENSES
Policyholders’ benefits	86,253	46,291	172,176	85,769
Interest credited to policyholders’ account balances	66,417	50,710	121,463	94,907
Amortization of deferred policy acquisition costs	13,638	41,672	62,947	60,851
General, administrative and other expenses	59,118	80,564	135,032	128,508
TOTAL BENEFITS AND EXPENSES	225,426	219,237	491,618	370,035
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(19,372)	14,122	51,926	85,736
Income tax expense (benefit)	(29,417)	(34,585)	(56,518)	(51,465)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	10,045	48,707	108,444	137,201
Equity in earnings of operating joint venture, net of taxes	(513)	(272)	(1,300)	(978)
NET INCOME (LOSS)	$9,532	$48,435	$107,144	$136,223
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	16,514	958	(3,888)	7,007
Net unrealized investment gains (losses)	325,293	183,514	191,027	343,599
Total	341,807	184,472	187,139	350,606
Less: Income tax expense (benefit) related to other comprehensive income (loss)	68,391	38,512	40,104	72,145
Other comprehensive income (loss), net of taxes	273,416	145,960	147,035	278,461
Comprehensive income (loss)	$282,948	$194,395	$254,179	$414,684

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$1,153,632	$1,577,453	$281,442	$3,015,027
Cumulative effect of adoption of accounting changes(1)			(1,752)		(1,752)
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			97,612		97,612
Other comprehensive income (loss), net of tax				(126,381)	(126,381)
Total comprehensive income (loss)					(28,769)
Balance, March 31, 2020	$2,500	$1,153,632	$1,673,313	$155,061	$2,984,506
Contributed capital		325,000			325,000
Contributed (distributed) capital-parent/child asset transfers		(1,942)			(1,942)
Comprehensive income (loss):
Net income (loss)			9,532		9,532
Other comprehensive income (loss), net of taxes				273,416	273,416
Total comprehensive income (loss)					282,948
Balance, June 30, 2020	$2,500	$1,476,690	$1,682,845	$428,477	$3,590,512

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
Cumulative effect of adoption of accounting changes(2)			(1,114)		(1,114)
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		(4)			(4)
Comprehensive income (loss):
Net income (loss)			87,788		87,788
Other comprehensive income (loss), net of tax				132,501	132,501
Total comprehensive income (loss)					220,289
Balance, March 31, 2019	$2,500	$1,146,588	$1,699,109	$104,205	$2,952,402
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			48,435		48,435
Other comprehensive income (loss), net of tax				145,960	145,960
Total comprehensive income (loss)					194,395
Balance, June 30, 2019	$2,500	$1,146,588	$1,747,544	$250,165	$3,146,797

(1)	Includes the impact from the adoption of ASU 2016-13. See Note 2.

(2)
Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$107,144	$136,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income (1)	(39,490)	(32,885)
Interest credited to policyholders’ account balances	121,463	94,907
Realized investment (gains) losses, net	(9,664)	100,885
Amortization and other non-cash items	(18,346)	(52,217)
Change in:
Future policy benefits	1,380,155	1,388,982
Reinsurance recoverables	(1,236,738)	(1,339,652)
Accrued investment income	9	(4,889)
Net payables to/receivables from parent and affiliates	(156,618)	(69,192)
Deferred policy acquisition costs	(278,479)	(133,641)
Income taxes	(56,291)	(93,244)
Derivatives, net	67,672	98,778
Other, net	(59,424)	(32,189)
Cash flows from (used in) operating activities	(178,607)	61,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	150,587	179,330
Equity securities	192	21,656
Policy loans	86,793	78,129
Ceded policy loans	(6,573)	(6,285)
Short-term investments	99,606	369
Commercial mortgage and other loans	74,985	36,892
Other invested assets	4,706	10,206
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(369,432)	(566,299)
Fixed maturities, trading	0	(6,015)
Equity securities	(6)	(110)
Policy loans	(73,633)	(81,818)
Ceded policy loans	12,948	8,112
Short-term investments	(201,551)	(463)
Commercial mortgage and other loans	(41,429)	(53,190)
Other invested assets	(34,816)	(34,855)
Notes receivable from parent and affiliates, net	(5,254)	9,995
Derivatives, net	(9,799)	729
Other, net	1,317	(3,404)
Cash flows from (used in) investing activities	(311,359)	(407,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,454,899	2,702,683
Ceded policyholders’ account deposits	(1,796,974)	(1,784,740)
Policyholders’ account withdrawals (1)	(1,653,848)	(1,777,827)
Ceded policyholders’ account withdrawals	1,341,955	1,241,925
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(4,829)	(3,980)
Contributed capital	325,000	0
Contributed (distributed) capital - parent/child asset transfers	(2,458)	(5)
Net change in all other financing arrangements (maturities 90 days or less)	(2,845)	0
Drafts outstanding	(17,252)	3,581
Other, net (1)	(3,100)	(37,825)
Cash flows from (used in) financing activities	640,548	343,812
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,582	(1,343)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	563,199	416,840
CASH AND CASH EQUIVALENTS, END OF PERIOD	$713,781	$415,497

(1) Prior period amounts have been revised to correct an error. See Note 11 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2020 and 2019.

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revision to Prior Period Consolidated Financial Statements

The Company identified an error in the presentation of certain cash flow activity related to policyholders' account balances that impacted several line items within previously issued Consolidated Statements of Cash Flows. Prior period amounts have been revised in the financial statements to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 11 for a more detailed description of the revision and for comparisons of amounts previously reported to the revised amounts.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

This ASU requires the use of a new current expected credit loss (“CECL”) model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the OTTI guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

(3) Changes to Accounting Policies

This section has been updated to include the following changes in our accounting policies resulting from the adoption of ASU 2016-13.

Fixed maturities, available-for-sale

Fixed maturities, available-for-sale (“AFS debt securities”) are reported at fair value in the Statements of Financial Position. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions relating to the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of impairments recognized in earnings and OCI. For mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is impaired or purchased with credit deterioration. For impaired mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively only if subsequent favorable or adverse changes in expected cash flows are not reflected in the allowance for credit losses. Prior to the adoption of this standard, the effective yield was adjusted prospectively regardless of whether the investment was impaired or not.

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

For an AFS debt security in an unrealized loss position that does not meet these conditions, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows (the “net present value”) with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in “Other comprehensive income (loss).” Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage and other loans

Commercial mortgage and other loans are reported in the Statements of Financial Position at amortized cost net of the CECL allowance. Additionally, certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other ASUs adopted during the six months ended June 30, 2020.

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

ASU issued but not yet adopted as of June 30, 2020 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, the FASB voted in June 2020 to tentatively defer for an additional one year the current effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. Subsequently in July 2020, the FASB issued a proposed ASU with a comment deadline of August 24, 2020 to obtain additional feedback on the tentative decisions, which are expected to be finalized during the third quarter of 2020. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would also apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$124,521	$3,921	$0	$0	$128,442
Obligations of U.S. states and their political subdivisions	460,917	51,958	0	0	512,875
Foreign government bonds	190,655	32,670	42	0	223,283
U.S. public corporate securities	2,060,742	342,008	7,976	0	2,394,774
U.S. private corporate securities	898,457	70,998	4,803	1,899	962,753
Foreign public corporate securities	225,423	28,997	2,762	0	251,658
Foreign private corporate securities	969,193	40,731	32,418	2,673	974,833
Asset-backed securities(1)	122,786	658	2,554	0	120,890
Commercial mortgage-backed securities	437,874	34,650	0	0	472,524
Residential mortgage-backed securities(2)	59,732	4,558	0	0	64,290
Total fixed maturities, available-for-sale	$5,550,300	$611,149	$50,555	$4,572	$6,106,322

(1)	Includes credit-tranched securities collateralized by loan obligations, credit cards, auto loans, education loans and home equity loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,622	$2,846	$0	$86,468	$0
Obligations of U.S. states and their political subdivisions	458,152	39,675	0	497,827	0
Foreign government bonds	196,034	26,793	1	222,826	0
U.S. public corporate securities	1,914,503	229,071	2,247	2,141,327	0
U.S. private corporate securities	886,281	44,497	1,006	929,772	0
Foreign public corporate securities	256,843	22,158	385	278,616	0
Foreign private corporate securities	939,603	38,426	19,551	958,478	0
Asset-backed securities(1)	119,602	800	466	119,936	(7)
Commercial mortgage-backed securities	367,848	15,231	163	382,916	0
Residential mortgage-backed securities(2)	60,778	3,050	24	63,804	(131)
Total fixed maturities, available-for-sale	$5,283,266	$422,547	$23,843	$5,681,970	$(138)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	June 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$2,119	$42	$0	$0	$2,119	$42
U.S. public corporate securities	119,249	6,812	4,858	1,164	124,107	7,976
U.S. private corporate securities	85,321	4,514	3,772	287	89,093	4,801
Foreign public corporate securities	10,640	819	5,312	1,943	15,952	2,762
Foreign private corporate securities	148,434	5,474	192,258	26,330	340,692	31,804
Asset-backed securities	47,117	1,087	55,368	1,467	102,485	2,554
Commercial mortgage-backed securities	0	0	0	0	0	0
Residential mortgage-backed securities	83	0	0	0	83	0
Total fixed maturities, available-for-sale	$412,963	$18,748	$261,568	$31,191	$674,531	$49,939

The following table sets forth the fair value and gross unrealized losses on fixed maturity securities aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$2,152	$1	$400	$0	$2,552	$1
U.S. public corporate securities	81,622	984	19,206	1,263	100,828	2,247
U.S. private corporate securities	33,264	780	22,143	226	55,407	1,006
Foreign public corporate securities	3,839	23	9,379	362	13,218	385
Foreign private corporate securities	32,800	921	186,693	18,630	219,493	19,551
Asset-backed securities	32,361	243	55,461	223	87,822	466
Commercial mortgage-backed securities	22,153	163	0	0	22,153	163
Residential mortgage-backed securities	3,049	16	692	8	3,741	24
Total fixed maturities, available-for-sale	$211,240	$3,131	$293,974	$20,712	$505,214	$23,843

As of June 30, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $31.9 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $18.0 million, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2020, the $31.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and consumer non-cyclical sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$238,403	$240,471
Due after one year through five years	730,695	744,717
Due after five years through ten years	958,937	998,183
Due after ten years	3,001,873	3,465,247
Asset-backed securities	122,786	120,890
Commercial mortgage-backed securities	437,874	472,524
Residential mortgage-backed securities	59,732	64,290
Total fixed maturities, available-for-sale	$5,550,300	$6,106,322

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$5,223	$28,231	$12,941	$53,018
Proceeds from maturities/prepayments	55,968	75,554	137,754	128,429
Gross investment gains from sales and maturities	39	(1,384)	592	(435)
Gross investment losses from sales and maturities	(1,663)	(1,105)	(1,736)	(3,075)
OTTI recognized in earnings(2)	N/A	0	N/A	(3,163)
Write-downs recognized in earnings(3)	(77)	N/A	(1,022)	N/A
(Addition to) release of allowance for credit losses(4)	$(2,362)	N/A	(4,572)	N/A

(1)	Includes $0.1 million and $2.1 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2020 and 2019, respectively.

(2)
For the three and six months ended June 30, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	For the three and six months ended June 30, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)	Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

The following table sets forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	4,891	0	0	0	4,891
Reductions for securities sold during the period	0	0	(9)	0	0	0	(9)
Addition (reductions) on securities with previous allowance	0	0	(310)	0	0	0	(310)
Balance, end of period	$0	$0	$4,572	$0	$0	$0	$4,572

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of June 30, 2020, the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of June 30, 2020.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was less than $(0.1) million and $(0.5) million during the three months ended June 30, 2020 and 2019, respectively, and $(0.8) million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$356,713	29.7%	$355,175	28.6%
Hospitality	33,673	2.8	31,449	2.5
Industrial	310,332	25.8	299,803	24.1
Office	189,770	15.8	205,498	16.6
Other	139,624	11.6	136,841	11.0
Retail	151,200	12.6	190,690	15.4
Total commercial mortgage loans	1,181,312	98.3	1,219,456	98.2
Agricultural property loans	20,879	1.7	22,197	1.8
Total commercial mortgage and agricultural property loans by property type	1,202,191	100.0%	1,241,653	100.0%
Allowance for credit losses	(4,559)		(1,768)
Total net commercial mortgage and agricultural property loans by property type	1,197,632		1,239,885
Other loans:
Other collateralized loans	927		0
Total other loans	927		0
Allowance for credit losses	0		0
Total net other loans	927		0
Total commercial mortgage and other loans	$1,198,559		$1,239,885

As of June 30, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (22%), Texas (14%) and New York (8%)) and included loans secured by properties in Europe (9%), Mexico (3%) and Australia (2%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance at December 31, 2018	$2,026	$39	$0	$2,065
Addition to (release of) allowance for credit losses	(283)	(14)	0	(297)
Balance at December 31, 2019	1,743	25	0	1,768
Cumulative effect of adoption of ASU 2016-13	2,495	(8)	0	2,487
Addition to (release of) allowance for expected losses	311	(7)	0	304
Balance at June 30, 2020	$4,549	$10	$0	$4,559

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

As of June 30, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	June 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Loan-to-Value Ratio:
Commercial mortgage loans
0%-59.99%	$0	$57,680	$35,787	$90,979	$164,124	$256,759	$0	$605,329
60%-69.99%	16,864	65,000	80,324	53,111	90,127	91,606	0	397,032
70%-79.99%	7,627	45,957	81,130	32,826	9,628	1,561	0	178,729
80% or greater	0	0	0	0	0	222	0	222
Subtotal	24,491	168,637	197,241	176,916	263,879	350,148	0	1,181,312
Agricultural property loans
0%-59.99%	0	0	0	6,486	0	14,393	0	20,879
60%-69.99%	0	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Subtotal	0	0	0	6,486	0	14,393	0	20,879
Total commercial mortgage and agricultural property loans
0%-59.99%	0	57,680	35,787	97,465	164,124	271,152	0	626,208
60%-69.99%	16,864	65,000	80,324	53,111	90,127	91,606	0	397,032
70%-79.99%	7,627	45,957	81,130	32,826	9,628	1,561	0	178,729
80% or greater	0	0	0	0	0	222	0	222
Total commercial mortgage and agricultural property loans	$24,491	$168,637	$197,241	$183,402	$263,879	$364,541	$0	$1,202,191

	June 30, 2020		December 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Commercial Mortgage Loans	Agricultural Property Loans
	(in thousands)
Debt Service Coverage Ratio:
Greater or equal to 1.2x	$1,117,808	$20,064	$1,159,411	$21,382
1.0 - 1.2x	62,866	0	58,948	0
Less than 1.0x	638	815	1,097	815
Total	$1,181,312	$20,879	$1,219,456	$22,197

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,181,312	$0	$0	$0	$1,181,312	$0
Agricultural property loans	20,879	0	0	0	20,879	0
Other collateralized loans	927	0	0	0	927	0
Total	$1,203,118	$0	$0	$0	$1,203,118	$0

(1)	As of June 30, 2020, there were no loans in this category accruing interest.

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

There were no loans on non-accrual status with a related allowance for credit losses which recognized interest income for both the three and six months ended June 30, 2020.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of June 30, 2020.

For both the three and six months ended June 30, 2020 and 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three and six months ended June 30, 2020, there were no commercial mortgage and other loans sold. For the three months ended June 30, 2019, there were no commercial mortgage loans sold, and for the six months ended June 30, 2019, there was $5 million of commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Company’s investment in separate accounts	$44,685	$46,573
LPs/LLCs:
Equity method:
Private equity	203,599	189,095
Hedge funds	68,132	64,002
Real estate-related	45,039	42,432
Subtotal equity method	316,770	295,529
Fair value:
Private equity	58,562	62,639
Hedge funds	503	562
Real estate-related	11,813	11,707
Subtotal fair value	70,878	74,908
Total LPs/LLCs	387,648	370,437
Derivative instruments	35,672	12,548
Total other invested assets	$468,005	$429,558

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

June 30, 2020
(in thousands)

Fixed maturities	$50,396
Equity securities	1
Commercial mortgage and other loans	3,563
Policy loans	35,388
Short-term investments and cash equivalents	91
Total accrued investment income	$89,439

There were no significant write-downs on accrued investment income for both the three and six months ended June 30, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$54,897	$59,370	$109,463	$115,636
Fixed maturities, trading	395	326	793	634
Equity securities	103	221	205	442
Commercial mortgage and other loans	12,322	13,435	26,098	25,926
Policy loans	17,615	16,766	34,926	32,965
Other invested assets	2,165	18,060	(1,744)	27,971
Short-term investments and cash equivalents	580	1,839	2,612	4,150
Gross investment income	88,077	110,017	172,353	207,724
Less: investment expenses	(4,615)	(4,455)	(9,310)	(8,912)
Net investment income	$83,462	$105,562	$163,043	$198,812

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities(1)	$(4,063)	$(2,489)	$(6,738)	$(6,673)
Commercial mortgage and other loans	(44)	99	(232)	106
Other invested assets	5	0	(310)	12
Derivatives	(76,353)	(49,846)	17,104	(94,323)
Short-term investments and cash equivalents	224	(14)	(160)	(7)
Realized investment gains (losses), net	$(80,231)	$(52,250)	$9,664	$(100,885)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$1,568
Fixed maturity securities, available-for-sale — all other(1)	N/A	397,136
Fixed maturity securities, available-for-sale with an allowance	(874)	N/A
Fixed maturity securities, available-for-sale without an allowance	561,468	N/A
Derivatives designated as cash flow hedges(2)	93,867	26,126
Affiliated notes	6,029	4,715
Other investments	(4,391)	(4,365)
Net unrealized gains (losses) on investments	$656,099	$425,180

(1)	Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”

(2)	For more information on cash flow hedges, see Note 4.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2020 and December 31, 2019, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$0	$0	$0	$5,048	$0	$5,048
Foreign public corporate securities	2,700	0	2,700	2,481	0	2,481
Total cash collateral for loaned securities(1)	$2,700	$0	$2,700	$7,529	$0	$7,529

(1)	The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,557	$233	$0	$3,615	$0	$(50)
Foreign Currency Swaps	795,871	97,822	(403)	773,933	36,551	(12,471)
Total Derivatives Designated as Hedge Accounting Instruments	$799,428	$98,055	$(403)	$777,548	$36,551	$(12,521)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$568,050	$71,613	$(13,849)	$569,925	$33,256	$(4,490)
Foreign Currency
Foreign Currency Forwards	38,421	40	(704)	21,580	0	(518)
Credit
Credit Default Swaps	2,313	29	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	136,770	19,336	(14)	151,792	7,563	(1,892)
Equity
Equity Options	2,990,475	128,092	(59,381)	2,680,048	174,398	(78,381)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$3,736,029	$219,110	$(73,948)	$3,423,345	$215,217	$(85,281)
Total Derivatives(1)(2)	$4,535,457	$317,165	$(74,351)	$4,200,893	$251,768	$(97,802)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $19,014 million and $8,530 million as of June 30, 2020 and December 31, 2019, respectively included in "Future policy benefits" and $1,045 million and $962 million as of June 30, 2020 and December 31, 2019, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $19,028 million and $8,540 million as of June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$317,165	$(281,406)	$35,759	$(34,768)	$991
Securities purchased under agreements to resell	139,384	0	139,384	(139,384)	0
Total Assets	$456,549	$(281,406)	$175,143	$(174,152)	$991
Offsetting of Financial Liabilities:
Derivatives(1)	$74,351	$(74,351)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$74,351	$(74,351)	$0	$0	$0

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$251,765	$(239,220)	$12,545	$(12,545)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$251,765	$(239,220)	$12,545	$(12,545)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$97,802	$(97,802)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$97,802	$(97,802)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Cash Flow Hedges

The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, or equity derivatives in any of its cash flow hedge accounting relationships.

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Three Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$1	$0	$27
Currency/Interest Rate	387	2,745	(3,687)	(30,356)
Total cash flow hedges	387	2,746	(3,687)	(30,329)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(796)	0	0	0
Currency	(444)	0	0	0
Currency/Interest Rate	(4,662)	0	(10)	0
Credit	(225)	0	0	0
Equity	42,826	0	0	0
Embedded Derivatives	(113,439)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(76,740)	0	(10)	0
Total	$(76,353)	$2,746	$(3,697)	$(30,329)

	Six Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(44)	$(2)	$0	$327
Currency/Interest Rate	771	5,374	5,141	67,414
Total cash flow hedges	727	5,372	5,141	67,741
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	29,709	0	0	0
Currency	1,027	0	0	0
Currency/Interest Rate	14,671	0	48	0
Credit	(225)	0	0	0
Equity	(32,118)	0	0	0
Embedded Derivatives	3,313	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	16,377	0	48	0
Total	$17,104	$5,372	$5,189	$67,741

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(88)	$2,211	$1,482	$13,316
Total cash flow hedges	(88)	2,211	1,482	13,316
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,682	0	0	0
Currency	343	0	0	0
Currency/Interest Rate	1,673	0	4	0
Credit	0	0	0	0
Equity	12,666	0	0	0
Embedded Derivatives	(72,122)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(49,758)	0	4	0
Total	$(49,846)	$2,211	$1,486	$13,316

	Six Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(248)	$4,280	$(34)	$6,662
Total cash flow hedges	(248)	4,280	(34)	6,662
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	15,297	0	0	0
Currency	323	0	0	0
Currency/Interest Rate	3,103	0	5	0
Credit	(1)	0	0	0
Equity	41,529	0	0	0
Embedded Derivatives	(154,326)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(94,075)	0	5	0
Total	$(94,323)	$4,280	$(29)	$6,662

(1)	Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$26,126
Amount recorded in AOCI
Interest Rate	281
Currency/Interest Rate	78,700
Total amount recorded in AOCI	78,981
Amount reclassified from AOCI to income
Interest Rate	46
Currency/Interest Rate	(11,286)
Total amount reclassified from AOCI to income	(11,240)
Balance, June 30, 2020	$93,867

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2020 values, it is estimated that a pre-tax gain of $9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2021.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of June 30, 2020 and December 31, 2019.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $2 million and $0 million reported as of June 30, 2020 and December 31, 2019, respectively with a fair value of $0 million for both periods.

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

	As of June 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$83,650	$44,792	$0	$128,442
Obligations of U.S. states and their political subdivisions	0	512,875	0	0	512,875
Foreign government bonds	0	223,122	161	0	223,283
U.S. corporate public securities	0	2,394,770	4	0	2,394,774
U.S. corporate private securities	0	926,773	35,980	0	962,753
Foreign corporate public securities	0	242,461	9,197	0	251,658
Foreign corporate private securities	0	863,042	111,791	0	974,833
Asset-backed securities(2)	0	119,383	1,507	0	120,890
Commercial mortgage-backed securities	0	472,524	0	0	472,524
Residential mortgage-backed securities	0	64,290	0	0	64,290
Subtotal	0	5,902,890	203,432	0	6,106,322
Fixed maturities, trading	0	56,063	644	0	56,707
Equity securities	108	301	9,150	0	9,559
Short-term investments	99,980	1,987	0	0	101,967
Cash equivalents	364,949	180,643	0	0	545,592
Other invested assets(3)	0	317,165	0	(281,406)	35,759
Reinsurance recoverables	0	0	19,028,138	0	19,028,138
Receivables from parent and affiliates	0	120,138	0	0	120,138
Subtotal excluding separate account assets	465,037	6,579,187	19,241,364	(281,406)	26,004,182
Separate account assets(4)(5)	0	126,304,403	0	0	126,304,403
Total assets	$465,037	$132,883,590	$19,241,364	$(281,406)	$152,308,585
Future policy benefits(6)	$0	$0	$19,014,066	$0	$19,014,066
Policyholders' account balances	0	0	1,045,483	0	1,045,483
Payables to parent and affiliates	0	74,351	0	(74,351)	0
Total liabilities	$0	$74,351	$20,059,549	$(74,351)	$20,059,549

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,797	$38,671	$0	$86,468
Obligations of U.S. states and their political subdivisions	0	497,827	0	0	497,827
Foreign government bonds	0	222,663	163	0	222,826
U.S. corporate public securities	0	2,141,324	3	0	2,141,327
U.S. corporate private securities	0	893,943	35,829	0	929,772
Foreign corporate public securities	0	278,435	181	0	278,616
Foreign corporate private securities	0	944,408	14,070	0	958,478
Asset-backed securities(2)	0	117,935	2,001	0	119,936
Commercial mortgage-backed securities	0	382,916	0	0	382,916
Residential mortgage-backed securities	0	63,804	0	0	63,804
Subtotal	0	5,591,052	90,918	0	5,681,970
Fixed maturities, trading	0	59,296	668	0	59,964
Equity securities	131	465	9,898	0	10,494
Short-term investments	0	0	0	0	0
Cash equivalents	0	547,642	0	0	547,642
Other invested assets(3)	0	251,764	4	(239,220)	12,548
Reinsurance recoverables	0	0	8,539,671	0	8,539,671
Receivables from parent and affiliates	0	119,431	3,135	0	122,566
Subtotal excluding separate account assets	131	6,569,650	8,644,294	(239,220)	14,974,855
Separate account assets(4)(5)	0	133,625,669	0	0	133,625,669
Total assets	$131	$140,195,319	$8,644,294	$(239,220)	$148,600,524
Future policy benefits(6)	$0	$0	$8,529,566	$0	$8,529,566
Policyholders' account balances	0	0	962,351	0	962,351
Payables to parent and affiliates	0	97,802	0	(97,802)	0
Total liabilities	$0	$97,802	$9,491,917	$(97,802)	$9,491,917

(1)	“Netting” amounts represent cash collateral of $207.1 million and $141.4 million as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2020 and December 31, 2019, the fair values of such investments were $71 million and $75 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2020 and December 31, 2019, the fair value of such investments was $4,599 million and $4,762 million, respectively.

(6)
As of June 30, 2020, the net embedded derivative liability position of $19,014 million includes $236 million of embedded derivatives in an asset position and $19,250 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $8,530 million includes $611 million of embedded derivatives in an asset position and $9,141 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$134,414	Discounted cash flow	Discount rate	1.44%	20.73%	3.93%	Decrease
Reinsurance recoverables	$19,028,138	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$19,014,066	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.17%	1.69%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	29%		Increase
Policyholders' account balances(5)	$1,045,483	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.17%	1.69%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	18%	35%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$27,816	Discounted cash flow	Discount rate	5.24%	17.47%	8.25%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	5.7X	5.7X	Increase
Reinsurance recoverables	$8,539,671	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,529,566	Discounted cash flow	Lapse rate(6)	1%	18%		Decrease
			Spread over LIBOR(7)	0.10%	1.23%		Decrease
			Utilization rate(8)	43%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders' account balances(5)	962,351	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.10%	1.23%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	10%	23%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities and available-for-sale.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of June 30, 2020 and December 31, 2019 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$42,013	$0	$2,779	$0	$0	$0	$0	$0	$0	$44,792	$0
Foreign government	152	9	0	0	0	0	0	0	0	161	9
Corporate securities(4)	130,682	16,438	1,471	0	0	(3,377)	0	11,758	0	156,972	16,378
Structured securities(5)	7,438	9	0	0	0	(304)	0	0	(5,636)	1,507	9
Other assets:
Fixed maturities, trading	538	106	0	0	0	0	0	0	0	644	106
Equity securities	9,196	(46)	0	0	0	0	0	0	0	9,150	(46)
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	20,214,824	(1,457,242)	270,556	0	0	0	0	0	0	19,028,138	(1,317,838)
Receivables from parent and affiliates	1,575	4	0	0	0	(1,579)	0	0	0	0	0
Liabilities:
Future policy benefits	(20,196,457)	1,450,990	0	0	(268,599)	0	0	0	0	(19,014,066)	1,319,848
Policyholders' account balances(6)	(900,261)	(77,695)	0	0	(67,527)	0	0	0	0	(1,045,483)	(82,850)

	Three Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(2,361)	$0	$18,807	$10	$(2,361)	$0	$18,757
Other assets:
Fixed maturities, trading	0	106	0	0	0	106	0
Equity securities	0	(46)	0	0	0	(46)	0
Other invested assets	(4)	0	0	0	(4)	0	0
Short-term investments	0	0	0	0	0	0	0
Reinsurance recoverables	(1,457,242)	0	0	0	(1,317,838)	0	0
Receivables from parent and affiliates	0	0	0	4	0	0	0
Liabilities:
Future policy benefits	1,450,990	0	0	0	1,319,848	0	0
Policyholders' account balances	(77,695)	0	0	0	(82,850)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$6,121	$0	$0	$0	$0	$0	$0	$44,792	$0
Foreign government	163	(2)	0	0	0	0	0	0	0	161	(2)
Corporate securities(4)	50,083	(1,532)	8,664	(3,680)	0	(6,335)	0	109,772	0	156,972	(807)
Structured securities(5)	2,001	(475)	6,145	0	0	(528)	0	0	(5,636)	1,507	(473)
Other assets:
Fixed maturities, trading	668	(24)	0	0	0	0	0	0	0	644	(24)
Equity securities	9,898	(748)	0	0	0	0	0	0	0	9,150	(748)
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	8,539,671	9,950,960	537,507	0	0	0	0	0	0	19,028,138	10,102,377
Receivables from parent and affiliates	3,135	23	0	0	0	(3,158)	0	0	0	0	0
Liabilities:
Future policy benefits	(8,529,566)	(9,950,913)	0	0	(533,587)	0	0	0	0	(19,014,066)	(10,102,329)
Policyholders' account balances(6)	(962,351)	39,960	0	0	(123,092)	0	0	0	0	(1,045,483)	42,260

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(4,140)	$0	$2,031	$100	$(3,695)	$0	$2,413
Other assets:
Fixed maturities, trading	0	(24)	0	0	0	(24)	0
Equity securities	0	(748)	0	0	0	(748)	0
Other invested assets	(4)	0	0	0	(4)	0	0
Short-term investments	0	0	0	0	0	0	0
Reinsurance recoverables	9,950,960	0	0	0	10,102,377	0	0
Receivables from parent and affiliates	0	0	0	23	0	0	0
Liabilities:
Future policy benefits	(9,950,913)	0	0	0	(10,102,329)	0	0
Policyholders' account balances	39,960	0	0	0	42,260	0	0

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$32,188	$0	$2,204	$0	$0	$0	$0	$0	$0	$34,392	$0
Foreign government	164	1	0	0	0	0	0	0	0	165	0
Corporate securities(4)	54,960	234	791	(25)	0	(2,584)	(1)	639	0	54,014	0
Structured securities(5)	79,804	42	0	(1)	0	(177)	0	1,700	(77,071)	4,297	0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	0	0	751	0	605	(146)
Equity securities	15,991	1,114	0	0	0	0	0	0	0	17,105	1,114
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	463	0	0	(369)	0	0	0	94	0
Reinsurance recoverables	6,468,704	1,773,188	244,013	0	0	0	0	0	0	8,485,905	1,833,209
Receivables from parent and affiliates	7,792	82	0	0	0	(1,579)	0	0	0	6,295	0
Liabilities:
Future policy benefits	(6,459,377)	(1,775,097)	0	0	(242,067)	0	0	0	0	(8,476,541)	(1,836,960)
Policyholders' account balances(6)	(53,136)	(691,927)	0	0	(41,906)	0	0	0	0	(786,969)	(691,376)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(665)	$0	$678	$264	$0	$0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	(146)
Equity securities	0	1,114	0	0	0	1,114
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	1,773,188	0	0	0	1,833,209	0
Receivables from parent and affiliates	0	0	0	82	0	0
Liabilities:
Future policy benefits	(1,775,097)	0	0	0	(1,836,960)	0
Policyholders' account balances	(691,927)	0	0	0	(691,376)	0

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$4,576	$0	$0	$0	$0	$0	$0	$34,392	$0
Foreign government	0	6	0	0	0	0	0	159	0	165	0
Corporate securities(4)	56,588	(3,178)	2,122	(53)	0	(9,681)	0	8,216	0	54,014	(3,163)
Structured securities(5)	6,556	1,310	0	(2)	0	(4,156)	0	77,660	(77,071)	4,297	0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	0	0	751	0	605	(146)
Equity securities	15,997	1,108	0	0	0	0	0	0	0	17,105	1,108
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	463	0	0	(369)	0	0	0	94	0
Reinsurance recoverables	5,600,008	2,406,506	479,391	0	0	0	0	0	0	8,485,905	2,504,883
Receivables from parent and affiliates	9,261	193	0	0	0	(3,159)	0	0	0	6,295	0
Liabilities:
Future policy benefits	(5,588,840)	(2,412,199)	0	0	(475,502)	0	0	0	0	(8,476,541)	(2,510,576)
Policyholders' account balances(6)	(13,015)	(725,541)	0	0	(48,413)	0	0	0	0	(786,969)	(724,989)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(3,067)	$0	$842	$363	$(3,163)	$0
Other assets:
Fixed maturities, trading	0	(146)	0	0	0	(146)
Equity securities	0	1,108	0	0	0	1,108
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	2,406,506	0	0	0	2,504,883	0
Receivables from parent and affiliates	0	0	0	193	0	0
Liabilities:
Future policy benefits	(2,412,199)	0	0	0	(2,510,576)	0
Policyholders' account balances	(725,541)	0	0	0	(724,989)	0

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

	June 30, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,258,891	$1,258,891	$1,198,559
Policy loans	0	0	1,320,636	1,320,636	1,320,636
Cash and cash equivalents	28,805	139,384	0	168,189	168,189
Accrued investment income	0	89,439	0	89,439	89,439
Reinsurance recoverables	0	0	222,842	222,842	214,466
Receivables from parent and affiliates	0	177,773	0	177,773	177,773
Other assets	0	26,064	0	26,064	26,064
Total assets	$28,805	$432,660	$2,802,369	$3,263,834	$3,195,126
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,328,711	$283,303	$1,612,014	$1,603,637
Cash collateral for loaned securities	0	2,700	0	2,700	2,700
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	88,384	0	88,384	88,384
Other liabilities	0	355,439	0	355,439	355,439
Total liabilities	$0	$1,775,234	$283,303	$2,058,537	$2,050,160

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,288,625	$1,288,625	$1,239,885
Policy loans	0	0	1,314,064	1,314,064	1,314,064
Cash and cash equivalents	15,557	0	0	15,557	15,557
Accrued investment income	0	89,448	0	89,448	89,448
Reinsurance recoverables	0	0	212,368	212,368	211,813
Receivables from parent and affiliates	0	149,415	0	149,415	149,415
Other assets	0	22,505	0	22,505	22,505
Total assets	$15,557	$261,368	$2,815,057	$3,091,982	$3,042,687
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,264,128	$277,782	$1,541,910	$1,541,355
Cash collateral for loaned securities	0	7,529	0	7,529	7,529
Short-term debt to affiliates	0	2,845	0	2,845	2,845
Payables to parent and affiliates	0	216,842	0	216,842	216,842
Other liabilities	0	387,109	0	387,109	387,109
Total liabilities	$0	$1,878,453	$277,782	$2,156,235	$2,155,680

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$52,917,099	$40,710,159
Policy loans	(151,049)	(142,262)
Deferred policy acquisition costs	(6,779,267)	(6,989,618)
Deferred sales inducements	(471,999)	(515,968)
Other assets(2)	257,709	258,427
Policyholders’ account balances	4,873,043	4,934,544
Future policy benefits(3)	4,697,373	4,209,817
Other liabilities(4)	995,122	884,641

(1)	Includes $416.4 million and $156.7 million of unaffiliated activity as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes $0.0 million of unaffiliated activity at both June 30, 2020 and December 31, 2019.

(3)	Includes $0.1 million of unaffiliated activity at both June 30, 2020 and December 31, 2019.

(4)	Includes $46.8 million and $43.1 million of unaffiliated activity as of June 30, 2020 and December 31, 2019, respectively.

Reinsurance recoverables by counterparty are broken out below:

	June 30, 2020	December 31, 2019
	(in thousands)
PAR U	$12,952,267	$12,380,683
PALAC	21,096,307	11,635,405
PURC	5,115,192	4,692,769
PARCC	2,557,822	2,627,595
GUL Re	2,449,345	2,292,638
PAR Term	1,872,568	1,825,594
Prudential Insurance	2,848,823	1,764,512
Prudential of Taiwan	1,548,740	1,499,685
Term Re	1,646,121	1,506,366
DART	412,715	327,235
Unaffiliated	417,199	157,677
Total reinsurance recoverables	$52,917,099	$40,710,159

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Premiums:
Direct	$484,577	$476,986	$960,063	$939,257
Assumed(1)	47	52	95	106
Ceded(2)	(462,080)	(464,621)	(922,743)	(912,952)
Net premiums	22,544	12,417	37,415	26,411
Policy charges and fee income:
Direct	816,817	1,106,725	1,718,259	1,959,920
Assumed	131,579	128,748	264,083	255,707
Ceded(3)	(787,311)	(1,086,802)	(1,681,338)	(1,927,767)
Net policy charges and fee income	161,085	148,671	301,004	287,860
Net investment income:
Direct	84,946	106,949	166,038	201,507
Assumed	394	407	794	803
Ceded	(1,878)	(1,794)	(3,789)	(3,498)
Net investment income	83,462	105,562	163,043	198,812
Asset administration fees:
Direct	84,330	87,951	173,659	171,819
Assumed	0	0	0	0
Ceded	(80,028)	(83,990)	(164,969)	(164,201)
Net asset administration fees	4,302	3,961	8,690	7,618
Other income:
Direct	12,682	20,030	21,288	39,828
Assumed(4)	408	(1,271)	(29)	(1,471)
Ceded	640	(39)	125	(62)
Amortization of reinsurance income	1,162	(3,722)	2,344	(2,340)
Net other income	14,892	14,998	23,728	35,955
Realized investment gains (losses), net:
Direct	1,408,425	(1,783,941)	(9,900,749)	(2,419,452)
Assumed	0	0	0	0
Ceded(5)	(1,488,656)	1,731,691	9,910,413	2,318,567
Realized investment gains (losses), net	(80,231)	(52,250)	9,664	(100,885)
Policyholders’ benefits (including change in reserves):
Direct	744,620	1,150,985	1,811,718	1,797,296
Assumed(6)	208,315	282,961	569,770	494,711
Ceded(7)	(866,682)	(1,387,655)	(2,209,312)	(2,206,238)
Net policyholders’ benefits (including change in reserves)	86,253	46,291	172,176	85,769
Interest credited to policyholders’ account balances:
Direct	92,457	118,420	271,752	213,111
Assumed	34,020	34,512	68,256	65,169
Ceded	(60,060)	(102,222)	(218,545)	(183,373)
Net interest credited to policyholders’ account balances	66,417	50,710	121,463	94,907
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(139,336)	(573,978)	(882,247)	(917,993)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
Includes $0.1 million and $0 million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively and $0.1 million for both the six months ended June 30, 2020 and 2019, respectively.

(2)
Includes $(2.6) million and $(0.1) million of unaffiliated activity for the three months ended June 30, 2020, and 2019, respectively and $(5.1) million and $(0.2) million for the six months ended June 30, 2020 and 2019, respectively.

(3)
Includes $(11) million and $(7) million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively and $(21) million and $(12) million for the six months ended June 30, 2020 and 2019, respectively.

(4)
Includes $(0.4) million and $(1.0) million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively and $0.0 million and $(2.0) million for the six months ended June 30, 2020 and 2019, respectively.

(5)
Includes $(29) million and $42 million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively and $227 million and $56 million for the six months ended June 30, 2020 and 2019, respectively.

(6)
Includes $0.5 million and $0 million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively and $0.6 million and $(0.2) million for the six months ended June 30, 2020and 2019, respectively.

(7)
Includes $(19) million and $(2) million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively and $(24) million and $(4) million for the six months ended June 30, 2020 and 2019, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Direct gross life insurance face amount in force	$1,020,870,402	$966,542,451
Assumed gross life insurance face amount in force	39,361,931	40,382,452
Reinsurance ceded	(976,357,109)	(925,430,727)
Net life insurance face amount in force	$83,875,224	$81,494,176

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

GUL Re

Effective January 1, 2017, Pruco Life entered into an automatic coinsurance agreement with GUL Re to reinsure an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain of its universal policies, with effective dates on or after January 1, 2017 through December 31, 2019, excluding those policies that are subject to principle-based reserving.

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

On August 11, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, entered into a Share Purchase Agreement with Taishin Financial Holding Co., Ltd. (the “Buyer”) pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential of Taiwan. Upon closing of the sale, which is subject to regulatory approval and the satisfaction of customary closing conditions, the Buyer will provide Pruco Life a backstop indemnification and Pruco Life will provide a guarantee to stand ready to perform in the event of default by both Prudential of Taiwan and the Buyer.

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

DART

Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure an amount equal to 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.

Information regarding significant third-party reinsurance arrangements is described below.

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2020, $2.9 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

7.    INCOME TAXES

The Company determines its interim tax provision using the annual effective tax rate methodology as required by ASC 740-270. However, the Company has utilized a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2020. The Company has determined that the use of this discrete method is more appropriate than the full year effective tax rate method. The variability inherent in the forecasted pretax income when combined with the forecasted permanent book-tax differences produces a result that a small change in pretax ordinary income will have a very significant impact on the forecasted effective tax rate. As a result, the Company has determined that the forecasted effective tax rate is unreliable.

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(56.5) million, or (108.84)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first six months of 2020, compared to $(51.5) million, or (60.03)%, in the first six months of 2019. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the year-to-date effective tax rate an income tax benefit of $30 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. This amount is an estimate and will change if the amount of, and sources of, 2020 net taxable income are different from forecast.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(7,917)	$289,359	$281,442
Change in OCI before reclassifications	(3,888)	195,529	191,641
Amounts reclassified from AOCI	0	(4,502)	(4,502)
Income tax benefit (expense)	12	(40,116)	(40,104)
Balance, June 30, 2020	$(11,793)	$440,270	$428,477

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	7,007	332,927	339,934
Amounts reclassified from AOCI	0	10,672	10,672
Income tax benefit (expense)	2	(72,147)	(72,145)
Balance, June 30, 2019	$(10,439)	$260,604	$250,165

(1)
Includes cash flow hedges of $94 million and $26 million as of June 30, 2020 and December 31, 2019, respectively, and $29 million and $(18) million as of June 30, 2019 and December 31, 2018, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(553)	$(4,393)	$11,240	$(3,999)
Net unrealized investment gains (losses) on available-for-sale securities	(4,063)	(2,489)	(6,738)	(6,673)
Total net unrealized investment gains (losses)(4)	(4,616)	(6,882)	4,502	(10,672)
Total reclassifications for the period	$(4,616)	$(6,882)	$4,502	$(10,672)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	53	0	0	(11)	42
Reclassification adjustment for (gains) losses included in net income	0	0	0	0	0
Increase (decrease) due to non-credit related losses recognized in AOCI during the period	(927)	0	0	195	(732)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	133	0	(28)	105
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	59	(12)	47
Balance, June 30, 2020	$(874)	$133	$59	$144	$(538)

(1)	Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$425,180	$423,227	$(482,134)	$(76,914)	$289,359
Net investment gains (losses) on investments arising during the period	235,368	0	0	(49,428)	185,940
Reclassification adjustment for (gains) losses included in net income	(4,502)	0	0	945	(3,557)
Reclassification due to allowance for credit losses recorded during the period	927	0	0	(195)	732
Impact of net unrealized investment (gains) losses on DAC and other costs	0	475,035	0	(99,758)	375,277
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(515,119)	108,176	(406,943)
Balance, June 30, 2020	$656,973	$898,262	$(997,253)	$(117,174)	$440,808

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.4 million and $0.6 million for the three months ended June 30, 2020, and 2019, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. The expense charged to the Company for the deferred compensation program was $0.1 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $4 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $9 million and $10 million for the six months ended June 30, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $3 million and $6 million for the three months ended June 30, 2020 and 2019, respectively, and $9 million and $12 million for the six months ended June 30, 2020 and 2019, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended June 30, 2020 and 2019, and $4 million and $5 million for the six months ended June 30, 2020 and 2019, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $129 million and $197 million for the three months ended June 30, 2020 and 2019, respectively, and $297 million and $376 million for the six months ended June 30, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $6 million and $20 million for the three months ended June 30, 2020 and 2019, respectively, and $25 million and $37 million for the six months ended June 30, 2020 and 2019, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,207 million at June 30, 2020 and $4,339 million at December 31, 2019. Fees related to these COLI policies were $11 million for both the three months ended June 30, 2020 and 2019, and $25 million and $24 million for the six months ended June 30, 2020 and 2019, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $7 million for both the six months ended June 30, 2020 and 2019. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $97 million and $96 million as of June 30, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a gain of $8 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and a loss of $2 million and a gain of $7 million for the six months ended June 30, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $81 million and $84 million for the three months ended June 30, 2020 and 2019, respectively, and $166 million and $165 million for the six months ended June 30, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million for both the three months ended June 30, 2020 and 2019, and $5 million for both the six months ended June 30, 2020 and 2019. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2020 and December 31, 2019 were as follows:

	Maturity Dates			Interest Rates			June 30, 2020	December 31, 2019
							(in thousands)
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	$120,139	$122,566
Total notes receivable - affiliated(1)							$120,139	$122,566

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $1 million at both June 30, 2020 and December 31, 2019 and is included in “Other assets”. Revenues related to these assets were $1 million for both the three months ended June 30, 2020 and 2019, and $2 million for both the six months ended June 30, 2020 and 2019 and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2020 and for the year ended December 31, 2019.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$4,995	$5,000	$(4)	$0
PALAC	April 2019	Sale	Equity Securities	$14,525	$13,466	$0	$1,059
Term Re	September 2019	Sale	Fixed Maturities	$9,178	$8,135	$0	$1,043
PURC	September 2019	Sale	Fixed Maturities	$8,399	$7,455	$0	$944
PAR U	September 2019	Sale	Fixed Maturities	$31,466	$28,146	$0	$3,320
Prudential Insurance	September 2019	Sale	Fixed Maturities	$10,702	$9,254	$1,144	$0
PURC	December 2019	Sale	Equity Securities	$7,767	$6,002	$0	$1,765
PAR Term	December 2019	Sale	Fixed Maturities	$27,330	$24,739	$0	$2,591
PURC	December 2019	Sale	Fixed Maturities	$93,830	$75,586	$0	$18,244
PURC	December 2019	Sale	Fixed Maturities	$78,884	$68,645	$0	$10,239
Prudential Insurance	December 2019	Purchase	Other Invested Assets	$9,000	$9,000	$0	$0
Prudential Insurance	March 2020	Purchase	Other Invested Assets	$1,390	$1,390	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$61,953	$59,659	$(1,812)	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of June 30, 2020 and December 31, 2019, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.1 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

Contributed Capital and Dividends

In June 2020, the Company received a capital contribution in the amount of $325 million from Prudential Insurance. In December of 2019, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.

Through June 2020, the Company did not pay any dividends to Prudential Insurance. In December 2019, the Company paid a dividend in the amount of $250 million to Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2020 and December 31, 2019, the outstanding balances on these commitments were $37 million and $26 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of June 30, 2020, which is a change of $0.0 million for the three and six months ended June 30, 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2020 and December 31, 2019, $357 million and $261 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the three and six months ended June 30, 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Behfarin v. Pruco Life

In June 2020, the court issued an order: (i) granting plaintiffs’ motion for certification of the settlement class; (ii) approving the proposed nationwide class settlement agreement; (iii) approving the class notice; (iv) awarding attorneys’ fees and costs to plaintiffs and a reduced incentive award to Behfarin; and (v) dismissing the action with prejudice, but maintaining jurisdiction over the settlement.

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

11.    REVISION TO PRIOR YEAR INFORMATION

Revision to 2019 Consolidated Financial Statements

The Company identified an error in the presentation of certain cash flow activity related to policyholders' account balances that impacted several line items within previously issued Consolidated Statements of Cash Flows. While these items affect the cash flows from operating and financing activities, they had no impact on the net increase (decrease) in cash and cash equivalents for the previously reported periods. Prior period amounts have been revised in the financial statements to correct this error as shown below.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements for the six months ended June 30, 2019, which are presented herein, have been revised. Similarly, impacted prior periods presented within the Quarterly Report on Form 10-Q for the period ended September 30, 2020 and Annual Report on Form 10-K for the year ended December 31, 2020 will be revised.

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2019
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$(135,809)	$102,924	$(32,885)
Cash flows from (used in) operating activities	(41,058)	102,924	61,866
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account withdrawals	(1,712,728)	(65,099)	(1,777,827)
Other, net	0	(37,825)	(37,825)
Cash flows from (used in) financing activities	446,736	(102,924)	343,812

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2020, compared with December 31, 2019, and its consolidated results of operations for the three and six months ended June 30, 2020 and 2019. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements” , the "Risk Factors" section and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19
Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•
Outlook. We expect COVID-19 to drive elevated levels of mortality, resulting in increased life insurance claims in the near-term. We have taken pricing and product actions, including the suspension of our life guaranteed universal life product in July 2020, to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. In addition, while our distribution platforms include a suite of digital, hybrid advisory, and in-person advisory options, mandated social distancing has limited in-person engagement between customers and advisors. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term.

•
Results of Operations. For the three months and six months ended June 30, 2020 we reported a net gain of $10 million and $107 million, respectively, inclusive of the unfavorable financial market conditions that impacted our reported results. See “Results of Operations” for a discussion of results for second quarter and first half of the year.

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

•
Capital Resources. Market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources, or using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

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

•
CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 7 to the Unaudited Interim Consolidated Financial Statements for more information. We are continuing to analyze the CARES Act and its potential impact on the Company, and implementing operational changes necessary to accommodate the CARES Act.

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

Regulatory Developments
DOL Fiduciary Rules
In June 2020, the Department of Labor ("DOL") announced that it is proposing a new exemption to replace the previously vacated “best interest contract exemption." This proposed exemption would allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to roll over assets from a qualified plan to an Individual Retirement Account (“IRA”), and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the prior investment advice regulation and other existing exemptions and provided its current interpretation of the pre-2016 fiduciary investment advice regulation. We cannot predict what impact the newly proposed exemption or interpretative guidance will have on the Company.

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

For more information on interest rate risks, see "Risk Factors" in this Quarterly Report on Form 10-Q and “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type. including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2020, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.1% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 50 basis points and grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2019

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, the FASB voted in June 2020 to tentatively defer for an additional one year the current effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. Subsequently in July 2020, the FASB issued a proposed ASU with comment deadline of August 24, 2020 to obtain additional feedback on the tentative decisions, which are expected to be finalized during the third quarter of 2020. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would also apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $5.7 billion from $191.2 billion at December 31, 2019 to $196.9 billion at June 30, 2020. Significant components were:

•
Reinsurance recoverables increased $12.2 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from an increase in reserves related to our variable annuity living benefit guarantees driven by declining interest rates and the widening of credit spreads, partially offset by a favorable non-performance risk ("NPR") adjustment;

Partially offset by:

•	Separate account assets decreased $7.5 billion primarily driven by net unfavorable market conditions, policy charges and net outflows.

Total liabilities increased $5.2 billion from $188.1 billion at December 31, 2019 to $193.3 billion at June 30, 2020. Significant components were:

•
Future policy benefits increased $12.1 billion primarily driven by an increase in the variable annuity living benefit guarantees, as discussed above, as well as growth in term and universal life business, and unfavorable market impacts on the guaranteed minimum death benefits reserves;

Partially offset by:

•	Separate account liabilities decreased $7.5 billion, corresponding to the decrease in Separate account assets, as discussed above.
Total equity increased $0.6 billion from $3.0 billion as of December 31, 2019 to $3.6 billion as of June 30, 2020 primarily driven by a capital contribution from The Prudential Insurance Company of America to fund additional reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $33 million from income of $14 million for the three months ended June 30, 2019 to a loss of $19 million for the three months ended June 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) decreased $73 million primarily driven by:

•
Lower Realized investment gains/(losses), net primarily driven by losses on the Index Universal Life product’s embedded derivative as a result of more favorable equity market performance in the second quarter of 2020;

•	Lower Net investment income driven by lower non-coupon investments and lower investment yields; and

•
Higher Policyholders' benefits primarily driven by lower term reserves ceded on principle-based reserving ("PBR") products that are retained in the Company and not reinsured to our affiliated captive entities and unfavorable mortality;

Partially offset by:

•	Higher Policy charges and fee income primarily driven by growth from PBR products that are retained in the Company and not reinsured to our affiliated captive entities.

Six Months Comparison

Income (loss) from operations before income taxes decreased $34 million from $86 million for the six months ended June 30, 2019 to $52 million for the six months ended June 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) decreased $74 million primarily driven by:

•
Higher Policyholders' benefits primarily driven by lower term reserves ceded on PBR products that are retained in the Company and not reinsured to our affiliated captive entities and unfavorable mortality;

•	Lower Net investment income driven by lower non-coupon investments and lower investment yields;

•	Higher Interest credited to policyholders' account balances primarily driven by business growth; and

•	Higher Amortization of deferred policy acquisitions costs primarily driven by business growth;
Partially offset by:

•	Higher Realized investment gains/(losses), net primarily driven by gains on the Index Universal Life product’s embedded derivative as a result of unfavorable market conditions.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues decreased $27 million from $233 million for the three months ended June 30, 2019 to $206 million for the three months ended June 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues decreased $65 million primarily driven by:

•	Lower Realized investment gains/(losses), net primarily from losses on the Index Universal Life product’s embedded derivative, as discussed above; and

•	Lower Net investment income due to lower non-coupon investments and lower investment yields;
Partially offset by:

•	Higher Policy charges and fee income driven by PBR products, as discussed above.
Benefits and expenses increased $6 million from $219 million for the three months ended June 30, 2019 to $225 million for the three months ended June 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $8 million primarily driven by:

•	Higher Policyholders' benefits from lower term reserves ceded on PBR products that are retained in the Company and not reinsured to our affiliated captive entities and unfavorable mortality;
Partially offset by:

•	Lower General, administrative and other expenses primarily driven by lower operating and initiative expenses.

Six Months Comparison

Revenues increased $88 million from $456 million for the six months ended June 30, 2019 to $544 million for the six months ended June 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $50 million primarily driven by:

•	Higher Realized investment gains/(losses), net primarily driven by gains on the Index Universal Life product’s embedded derivative, as discussed above;
Partially offset by:

•	Lower Net investment income due to lower non-coupon investments and lower investment yields.
Benefits and expenses increased $122 million from $370 million for the six months ended June 30, 2019 to $492 million for the six months ended June 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $124 million primarily driven by:

•	Higher Policyholders' benefits, as discussed above;

•	Higher Interest credited to policyholders' account balances due to business growth; and

•	Higher Amortization of deferred policy acquisitions costs primarily driven by business growth.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features and an Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through reinsurance for certain of our variable annuity products. For information on our reinsurance agreements, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

COVID-19 and Related Market Disruptions

Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first half of the year we accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

Liquidity. The Company continues to operate with significant liquid resources. Nevertheless, adverse developments related to COVID-19 and associated market dislocations could strain our existing liquidity. Any need to increase the use of our alternative sources of liquidity may result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of June 30, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair values of our investment portfolio, which would negatively impact the statutory capital of our insurance subsidiaries. Adverse market conditions could require us to take additional management actions to maintain capital consistent with ratings objectives, which may include redeploying financial resources from internal sources or using available external sources of capital or seeking additional sources.

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

Capital

We manage the Company to regulatory capital levels consistent with our "AA" ratings targets. We utilized the risk-based capital ("RBC") ratio as a primary measure of capital adequacy. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (e.g., type of asset and credit quality) in calculating internal liquidity measures to evaluate our liquidity under various stress scenarios, including company-specific and market-wide events. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2020 and December 31, 2019 the Company had liquid assets of $6,988 million and $6,316 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $816 million and $563 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $5,740 million, or 94%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

Term and Universal Life Reserve Financing

The Company uses affiliated captive reinsurance subsidiaries to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our affiliated captive reinsurers and the issuance of surplus notes by those affiliated captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval.

As of June 30, 2020, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14.8 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12.8 billion of surplus notes was outstanding, compared to an aggregate insurance capacity of $13.7 billion, of which $12 billion was outstanding as of December 31, 2019. The amounts reflect a $1.2 billion Credit-Linked Note Structure entered into in June 2020 for Guideline AXXX reserves, of which $0.7 billion was outstanding as of June 30, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves. In addition, as of June 30, 2020, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the first half of 2020, the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results and market values in our investment portfolio, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
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
Date: August 12, 2020