Form 10-Q
period 2020-09-30
PRUCO LIFE INSURANCE CO
filed 2020-11-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 12, 2020, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2020 and December 31, 2019	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019	5

	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	8

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	10

	3. Investments	16

	4. Derivative Instruments	26

	5. Fair Value of Assets and Liabilities	32

	6. Reinsurance	43

	7. Income Taxes	48

	8. Equity	49

	9. Related Party Transactions	51

	10. Commitments and Contingent Liabilities	56

	11. Revision to Prior Year Information	57

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	69

PART II—OTHER INFORMATION		70

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 6.	Exhibits	72

SIGNATURES		73

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2020 and December 31, 2019 (in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2020 – $5,624,060; 2019 – $5,283,266; 2020-net of $2,533 allowance for credit losses)	$6,280,086	$5,681,970
Fixed maturities, trading, at fair value (amortized cost: 2020 – $73,413; 2019 – $59,995)	75,965	59,964
Equity securities, at fair value (cost: 2020 – $6,208; 2019 – $6,360)	11,315	10,494
Policy loans	1,322,235	1,314,064
Short-term investments	196,984	0
Commercial mortgage and other loans (net of $4,641 and $1,768 allowance for credit losses at September 30, 2020 and December 31, 2019, respectively) (1)	1,227,120	1,239,885
Other invested assets (includes $101,549 and $87,456 of assets measured at fair value at September 30, 2020 and December 31, 2019, respectively)	485,132	429,558
Total investments	9,598,837	8,735,935
Cash and cash equivalents	633,712	563,199
Deferred policy acquisition costs(1)	2,250,899	1,855,698
Accrued investment income	90,451	89,448
Reinsurance recoverables(1)	51,051,073	40,710,159
Receivables from parent and affiliates	286,986	271,981
Income taxes receivable(1)	241,361	102,652
Other assets	412,805	441,543
Separate account assets	135,430,738	138,387,772
TOTAL ASSETS	$199,996,862	$191,158,387
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(1)	$35,511,798	$25,258,673
Policyholders’ account balances(1)	23,585,784	22,878,823
Cash collateral for loaned securities	2,731	7,529
Short-term debt to affiliates	4,297	2,845
Payables to parent and affiliates	73,332	216,842
Other liabilities(1)	1,545,986	1,390,876
Separate account liabilities	135,430,738	138,387,772
Total liabilities	196,154,666	188,143,360
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,551,690	1,153,632
Retained earnings	1,832,923	1,577,453
Accumulated other comprehensive income (loss)	455,083	281,442
Total equity	3,842,196	3,015,027
TOTAL LIABILITIES AND EQUITY	$199,996,862	$191,158,387

(1) September 30, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Premiums	$24,307	$2,358	$61,722	$28,769
Policy charges and fee income	151,080	110,629	452,084	398,489
Net investment income	93,992	95,256	257,035	294,068
Asset administration fees	4,964	4,136	13,654	11,754
Other income	29,582	21,242	53,310	57,197
Realized investment gains (losses), net	(1,547)	39,584	8,117	(61,301)
TOTAL REVENUES	302,378	273,205	845,922	728,976
BENEFITS AND EXPENSES
Policyholders’ benefits	55,828	45,890	228,004	131,659
Interest credited to policyholders’ account balances	52,266	79,407	173,729	174,314
Amortization of deferred policy acquisition costs	42,299	31,167	105,246	92,018
General, administrative and other expenses	119,379	78,104	254,411	206,612
TOTAL BENEFITS AND EXPENSES	269,772	234,568	761,390	604,603
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	32,606	38,637	84,532	124,373
Income tax expense (benefit)	(117,796)	(6,341)	(174,314)	(57,806)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	150,402	44,978	258,846	182,179
Equity in earnings of operating joint venture, net of taxes	(324)	(1,605)	(1,624)	(2,583)
NET INCOME (LOSS)	$150,078	$43,373	$257,222	$179,596
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(4,119)	(1,027)	(8,007)	5,980
Net unrealized investment gains (losses)	41,679	101,103	232,706	444,702
Total	37,560	100,076	224,699	450,682
Less: Income tax expense (benefit) related to other comprehensive income (loss)	10,954	21,147	51,058	93,292
Other comprehensive income (loss), net of taxes	26,606	78,929	173,641	357,390
Comprehensive income (loss)	$176,684	$122,302	$430,863	$536,986

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$1,153,632	$1,577,453	$281,442	$3,015,027
Cumulative effect of adoption of accounting changes(1)			(1,752)		(1,752)
Comprehensive income (loss):
Net income (loss)			97,612		97,612
Other comprehensive income (loss), net of tax				(126,381)	(126,381)
Total comprehensive income (loss)					(28,769)
Balance, March 31, 2020	$2,500	$1,153,632	$1,673,313	$155,061	$2,984,506
Contributed capital		325,000			325,000
Contributed (distributed) capital-parent/child asset transfers		(1,942)			(1,942)
Comprehensive income (loss):
Net income (loss)			9,532		9,532
Other comprehensive income (loss), net of taxes				273,416	273,416
Total comprehensive income (loss)					282,948
Balance, June 30, 2020	$2,500	$1,476,690	$1,682,845	$428,477	$3,590,512
Contributed capital		75,000			75,000
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			150,078		150,078
Other comprehensive income (loss), net of tax				26,606	26,606
Total comprehensive income (loss)					176,684
Balance, September 30, 2020	$2,500	$1,551,690	$1,832,923	$455,083	$3,842,196

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
Cumulative effect of adoption of accounting changes(2)			(1,114)		(1,114)
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		(4)			(4)
Comprehensive income (loss):
Net income (loss)			87,788		87,788
Other comprehensive income (loss), net of tax				132,501	132,501
Total comprehensive income (loss)					220,289
Balance, March 31, 2019	$2,500	$1,146,588	$1,699,109	$104,205	$2,952,402
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			48,435		48,435
Other comprehensive income (loss), net of tax				145,960	145,960
Total comprehensive income (loss)					194,395
Balance, June 30, 2019	$2,500	$1,146,588	$1,747,544	$250,165	$3,146,797
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		1,144			1,144
Comprehensive income (loss):
Net income (loss)			43,373		43,373
Other comprehensive income (loss), net of tax				78,929	78,929
Total comprehensive income (loss)					122,302
Balance, September 30, 2019	$2,500	$1,147,732	$1,790,917	$329,094	$3,270,243
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2.
(2)Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$257,222	$179,596
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income (1)	(71,478)	(96,734)
Interest credited to policyholders’ account balances	173,729	174,314
Realized investment (gains) losses, net	(8,117)	61,301
Amortization and other non-cash items	(51,884)	(68,773)
Change in:
Future policy benefits	1,941,962	1,987,943
Reinsurance recoverables	(1,813,912)	(2,146,635)
Accrued investment income	(1,003)	(1,544)
Net payables to/receivables from parent and affiliates	(167,262)	(55,072)
Deferred policy acquisition costs	(416,334)	(214,346)
Income taxes	(188,785)	(138,753)
Derivatives, net	46,727	136,937
Other, net	(5,744)	(7,552)
Cash flows from (used in) operating activities	(304,879)	(189,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	254,708	604,255
Equity securities	198	21,656
Policy loans	127,219	116,157
Ceded policy loans	(9,783)	(9,001)
Short-term investments	174,584	50,342
Commercial mortgage and other loans	97,201	92,710
Other invested assets	7,299	14,415
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(603,729)	(751,200)
Fixed maturities, trading	(13,418)	(15,235)
Equity securities	(6)	(110)
Policy loans	(103,923)	(129,878)
Ceded policy loans	17,639	14,334
Short-term investments	(371,508)	(50,794)
Commercial mortgage and other loans	(86,716)	(117,743)
Other invested assets	(48,390)	(48,504)
Notes receivable from parent and affiliates, net	(87)	12,136
Derivatives, net	(928)	(1,173)
Other, net	1,673	(4,902)
Cash flows from (used in) investing activities	(557,967)	(202,535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	3,611,907	4,119,950
Ceded policyholders’ account deposits	(2,642,461)	(2,694,445)
Policyholders’ account withdrawals (1)	(2,487,346)	(2,701,808)
Ceded policyholders’ account withdrawals	2,048,783	1,839,709
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(4,798)	(3,304)
Contributed capital	400,000	0
Contributed (distributed) capital - parent/child asset transfers	(2,458)	1,443
Net change in all other financing arrangements (maturities 90 days or less)	1,452	0
Drafts outstanding	8,363	15,312
Other, net (1)	(83)	(53,256)
Cash flows from (used in) financing activities	933,359	523,601
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,513	131,748
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	563,199	275,525
CASH AND CASH EQUIVALENTS, END OF PERIOD	$633,712	$407,273
(1) Prior period amounts have been revised to correct an error. See Note 11 for details.
Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2020 and 2019.

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

Out of Period Adjustment

During the third quarter of 2020, the Company recorded an out of period adjustment which resulted in a net decrease of $8 million to "Income (loss) from operations before income taxes and equity in earnings of operating joint venture" for the three months ended September 30, 2020. This adjustment primarily increased “General, administrative and other expenses” and relates to a correction of inputs to certain actuarial calculations which resulted in an overstatement of deferred policy acquisition costs. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance Recoverables

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

Other ASUs adopted during the nine months ended September 30, 2020.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of September 30, 2020 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits (MRB)	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$89,216	$3,336	$0	$0	$92,552
Obligations of U.S. states and their political subdivisions	460,613	54,387	0	0	515,000
Foreign government bonds	194,959	38,344	102	0	233,201
U.S. public corporate securities	2,086,357	369,055	5,174	0	2,450,238
U.S. private corporate securities	912,038	80,388	2,661	968	988,797
Foreign public corporate securities	241,710	33,770	3,478	0	272,002
Foreign private corporate securities	959,879	67,985	18,204	1,565	1,008,095
Asset-backed securities(1)	168,513	785	1,078	0	168,220
Commercial mortgage-backed securities	456,095	36,910	47	0	492,958
Residential mortgage-backed securities(2)	54,680	4,343	0	0	59,023
Total fixed maturities, available-for-sale	$5,624,060	$689,303	$30,744	$2,533	$6,280,086

(1)Includes credit-tranched securities collateralized by loan obligations, credit cards, auto loans, education loans and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,622	$2,846	$0	$86,468	$0
Obligations of U.S. states and their political subdivisions	458,152	39,675	0	497,827	0
Foreign government bonds	196,034	26,793	1	222,826	0
U.S. public corporate securities	1,914,503	229,071	2,247	2,141,327	0
U.S. private corporate securities	886,281	44,497	1,006	929,772	0
Foreign public corporate securities	256,843	22,158	385	278,616	0
Foreign private corporate securities	939,603	38,426	19,551	958,478	0
Asset-backed securities(1)	119,602	800	466	119,936	(7)
Commercial mortgage-backed securities	367,848	15,231	163	382,916	0
Residential mortgage-backed securities(2)	60,778	3,050	24	63,804	(131)
Total fixed maturities, available-for-sale	$5,283,266	$422,547	$23,843	$5,681,970	$(138)

(1)Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $1.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	September 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$5,853	$102	$0	$0	$5,853	$102
U.S. public corporate securities	123,987	4,311	2,137	863	126,124	5,174
U.S. private corporate securities	55,349	2,553	2,533	108	57,882	2,661
Foreign public corporate securities	25,254	1,558	5,335	1,920	30,589	3,478
Foreign private corporate securities	57,886	1,374	155,079	16,351	212,965	17,725
Asset-backed securities	56,042	416	70,183	662	126,225	1,078
Commercial mortgage-backed securities	17,526	47	0	0	17,526	47
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$341,897	$10,361	$235,267	$19,904	$577,164	$30,265

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

As of September 30, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $18.9 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $11.4 million, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2020, the $19.9 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and foreign agency sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$204,893	$207,819
Due after one year through five years	716,192	744,822
Due after five years through ten years	971,203	1,040,291
Due after ten years	3,052,484	3,566,953
Asset-backed securities	168,513	168,220
Commercial mortgage-backed securities	456,095	492,958
Residential mortgage-backed securities	54,680	59,023
Total fixed maturities, available-for-sale	$5,624,060	$6,280,086

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$55,657	$360,476	$68,598	$413,494
Proceeds from maturities/prepayments	51,892	65,915	189,646	194,344
Gross investment gains from sales and maturities	1,245	29,978	1,837	29,543
Gross investment losses from sales and maturities	(82)	(264)	(1,818)	(3,339)
OTTI recognized in earnings(2)	N/A	(2,296)	N/A	(5,459)
Write-downs recognized in earnings(3)	(3,290)	N/A	(4,312)	N/A
(Addition to) release of allowance for credit losses(4)	2,039	N/A	(2,533)	N/A

(1)Includes $3.5 million and $3.6 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2020 and 2019, respectively.
(2)For the three and nine months ended September 30, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)For the three and nine months ended September 30, 2020, amounts represent write-downs of credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(4)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$4,572	$0	$0	$0	$4,572
Additions to allowance for credit losses not previously recorded	0	0	781	0	0	0	781
Reductions for securities sold during the period	0	0	0	0	0	0	0
Addition (reductions) on securities with previous allowance	0	0	(119)	0	0	0	(119)
Write-downs charged against the allowance	0	0	(2,701)	0	0	0	(2,701)
Balance, end of period	$0	$0	$2,533	$0	$0	$0	$2,533

For the three months ended September 30, 2020, the decrease in the allowance for credit losses on available-for-sale securities was primarily related to restructurings in the energy sector within corporate securities.

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	5,672	0	0	0	5,672
Reductions for securities sold during the period	0	0	(9)	0	0	0	(9)
Addition (reductions) on securities with previous allowance	0	0	(429)	0	0	0	(429)
Write-downs charged against the allowance	0	0	(2,701)	0	0	0	(2,701)
Balance, end of period	$0	$0	$2,533	$0	$0	$0	$2,533

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the nine months ended September 30, 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of September 30, 2020.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $1.8 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$374,770	30.4%	$355,175	28.6%
Hospitality	33,919	2.8	31,449	2.5
Industrial	323,057	26.2	299,803	24.1
Office	191,822	15.6	205,498	16.6
Other	137,809	11.2	136,841	11.0
Retail	150,449	12.2	190,690	15.4
Total commercial mortgage loans	1,211,826	98.4	1,219,456	98.2
Agricultural property loans	19,935	1.6	22,197	1.8
Total commercial mortgage and agricultural property loans	1,231,761	100.0%	1,241,653	100.0%
Allowance for credit losses	(4,641)		(1,768)
Total net commercial mortgage and agricultural property loans	1,227,120		1,239,885
Other loans:
Other collateralized loans	0		0
Total other loans	0		0
Allowance for credit losses	0		0
Total net other loans	0		0
Total net commercial mortgage and other loans	$1,227,120		$1,239,885

As of September 30, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (23%), Texas (14%) and New York (8%)) and included loans secured by properties in Europe (10%), Mexico (3%) and Australia (2%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance, beginning of period	$4,549	$10	$0	$4,559
Addition to (release of) allowance for expected losses	84	(2)	0	82
Balance, end of period	$4,633	$8	$0	$4,641

	Nine Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance at December 31, 2019	$1,743	$25	$0	$1,768
Cumulative effect of adoption of ASU 2016-13	2,495	(8)	0	2,487
Addition to (release of) allowance for expected losses	395	(9)	0	386
Balance at September 30, 2020	$4,633	$8	$0	$4,641

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

For the nine months ended September 30, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	September 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$10,700	$58,862	$36,513	$82,945	$147,385	$254,165	$0	$590,570
60%-69.99%	35,252	68,541	77,956	61,695	106,914	78,216	0	428,574
70%-79.99%	20,068	47,542	81,069	32,652	9,565	1,786	0	192,682
80% or greater	0	0	0	0	0	0	0	0
Total	$66,020	$174,945	$195,538	$177,292	$263,864	$334,167	$0	$1,211,826
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$50,470	$164,571	$178,985	$170,902	$233,970	$316,215	$0	$1,115,113
1.0 - 1.2x	15,550	10,374	16,553	6,390	29,894	17,307	0	96,068
Less than 1.0x	0	0	0	0	0	645	0	645
Total	$66,020	$174,945	$195,538	$177,292	$263,864	$334,167	$0	$1,211,826
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$6,486	$0	$13,449	$0	$19,935
60%-69.99%	0	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$6,486	$0	$13,449	$0	$19,935
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$0	$0	$6,486	$0	$12,634	$0	$19,120
1.0 - 1.2x	0	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	815	0	815
Total	$0	$0	$0	$6,486	$0	$13,449	$0	$19,935

Commercial mortgage loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$655,136	$18,418	$1,097	$674,651
60%-69.99%	354,827	12,799	0	367,626
70%-79.99%	149,448	27,506	0	176,954
80% or greater	0	225	0	225
Total commercial mortgage loans	$1,159,411	$58,948	$1,097	$1,219,456

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$21,382	$0	$815	$22,197
60%-69.99%	0	0	0	0
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$21,382	$0	$815	$22,197

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,211,826	$0	$0	$0	$1,211,826	$0
Agricultural property loans	19,935	0	0	0	19,935	0
Other collateralized loans	0	0	0	0	0	0
Total	$1,231,761	$0	$0	$0	$1,231,761	$0

(1)As of September 30, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,219,456	$0	$0	$0	$1,219,456	$0
Agricultural property loans	22,197	0	0	0	22,197	0
Total	$1,241,653	$0	$0	$0	$1,241,653	$0

(1)As of December 31, 2019, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

There were no loans on non-accrual status with a related allowance for credit losses which recognized interest income for both the three and nine months ended September 30, 2020.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of September 30, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For both the three and nine months ended September 30, 2020 and 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three and nine months ended September 30, 2020, there were no commercial mortgage and other loans sold. For the three months ended September 30, 2019, there were no commercial mortgage loans sold, and for the nine months ended September 30, 2019, there was $5 million of commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Company’s investment in separate accounts	$44,874	$46,573
LPs/LLCs:
Equity method:
Private equity	216,531	189,095
Hedge funds	72,022	64,002
Real estate-related	50,156	42,432
Subtotal equity method	338,709	295,529
Fair value:
Private equity	63,311	62,639
Hedge funds	499	562
Real estate-related	12,150	11,707
Subtotal fair value	75,960	74,908
Total LPs/LLCs	414,669	370,437
Derivative instruments	25,589	12,548
Total other invested assets	$485,132	$429,558

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

September 30, 2020
(in thousands)
Fixed maturities	$51,064
Equity securities	103
Commercial mortgage and other loans	3,534
Policy loans	35,682
Short-term investments and cash equivalents	68
Total accrued investment income	$90,451

There were no significant write-downs on accrued investment income for both the three and nine months ended September 30, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$54,494	$61,889	$163,957	$177,525
Fixed maturities, trading	471	345	1,264	979
Equity securities	102	222	307	664
Commercial mortgage and other loans	11,921	13,296	38,019	39,222
Policy loans	17,716	17,863	52,642	50,828
Other invested assets	13,890	3,772	12,146	31,743
Short-term investments and cash equivalents	376	2,440	2,988	6,590
Gross investment income	98,970	99,827	271,323	307,551
Less: investment expenses	(4,978)	(4,571)	(14,288)	(13,483)
Net investment income	$93,992	$95,256	$257,035	$294,068

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities(1)	$(88)	$27,418	$(6,826)	$20,745
Commercial mortgage and other loans	(82)	54	(314)	160
Other invested assets	14	0	(296)	12
Derivatives	(1,395)	12,129	15,709	(82,194)
Short-term investments and cash equivalents	4	(17)	(156)	(24)
Realized investment gains (losses), net	$(1,547)	$39,584	$8,117	$(61,301)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$1,568
Fixed maturity securities, available-for-sale — all other(1)	N/A	397,136
Fixed maturity securities, available-for-sale with an allowance	(479)	N/A
Fixed maturity securities, available-for-sale without an allowance	659,038	N/A
Derivatives designated as cash flow hedges(2)	54,211	26,126
Affiliated notes	4,701	4,715
Other investments	(4,401)	(4,365)
Net unrealized gains (losses) on investments	$713,070	$425,180

(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2020 and December 31, 2019, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$0	$0	$0	$5,048	$0	$5,048
Foreign public corporate securities	2,731	0	2,731	2,481	0	2,481
Total cash collateral for loaned securities(1)	$2,731	$0	$2,731	$7,529	$0	$7,529

(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,522	$230	$0	$3,615	$0	$(50)
Foreign Currency Swaps	801,073	57,632	(6,014)	773,933	36,551	(12,471)
Total Derivatives Designated as Hedge Accounting Instruments	$804,595	$57,862	$(6,014)	$777,548	$36,551	$(12,521)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$618,050	$67,222	$(14,285)	$569,925	$33,256	$(4,490)
Foreign Currency
Foreign Currency Forwards	39,641	470	(82)	21,580	0	(518)
Credit
Credit Default Swaps	2,313	31	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	150,766	11,568	(706)	151,792	7,563	(1,892)
Equity
Equity Options	3,133,300	197,824	(109,356)	2,680,048	174,398	(78,381)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$3,944,070	$277,115	$(124,429)	$3,423,345	$215,217	$(85,281)
Total Derivatives(1)(2)	$4,748,665	$334,977	$(130,443)	$4,200,893	$251,768	$(97,802)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $16,661 million and $8,530 million as of September 30, 2020 and December 31, 2019, respectively included in "Future policy benefits" and $1,077 million and $962 million as of September 30, 2020 and December 31, 2019, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $16,675 million and $8,540 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Recorded in “Other invested assets” and “Payables to parent and affiliates” on the Unaudited Interim Consolidated Statements of Financial Position.

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

	September 30, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$334,977	$(309,388)	$25,589	$(25,589)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$334,977	$(309,388)	$25,589	$(25,589)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$130,443	$(130,443)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$130,443	$(130,443)	$0	$0	$0

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$251,765	$(239,220)	$12,545	$(12,545)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$251,765	$(239,220)	$12,545	$(12,545)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$97,802	$(97,802)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$97,802	$(97,802)	$0	$0	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$11	$0	$(15)
Currency/Interest Rate	70	2,699	(5,994)	(39,642)
Total cash flow hedges	70	2,710	(5,994)	(39,657)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,439)	0	0	0
Currency	(1,557)	0	0	0
Currency/Interest Rate	(7,669)	0	(67)	0
Credit	(4)	0	0	0
Equity	30,813	0	0	0
Embedded Derivatives	(18,609)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(1,465)	0	(67)	0
Total	$(1,395)	$2,710	$(6,061)	$(39,657)

	Nine Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(44)	$9	$0	$313
Currency/Interest Rate	841	8,073	(853)	27,772
Total cash flow hedges	797	8,082	(853)	28,085
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	25,270	0	0	0
Currency	(531)	0	0	0
Currency/Interest Rate	7,004	0	(19)	0
Credit	(229)	0	0	0
Equity	(1,305)	0	0	0
Embedded Derivatives	(15,297)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	14,912	0	(19)	0
Total	$15,709	$8,082	$(872)	$28,085

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$695	$2,308	$4,661	$25,481
Total cash flow hedges	695	2,308	4,661	25,481
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	12,731	0	0	0
Currency	903	0	0	0
Currency/Interest Rate	6,304	0	37	0
Credit	0	0	0	0
Equity	3,956	0	0	0
Embedded Derivatives	(12,460)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	11,434	0	37	0
Total	$12,129	$2,308	$4,698	$25,481

	Nine Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$447	$6,589	$4,627	$32,143
Total cash flow hedges	447	6,589	4,627	32,143
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	28,028	0	0	0
Currency	1,226	0	0	0
Currency/Interest Rate	9,407	0	42	0
Credit	(1)	0	0	0
Equity	45,485	0	0	0
Embedded Derivatives	(166,786)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(82,641)	0	42	0
Total	$(82,194)	$6,589	$4,669	$32,143

(1)Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$26,126
Amount recorded in AOCI
Interest Rate	278
Currency/Interest Rate	35,833
Total amount recorded in AOCI	36,111
Amount reclassified from AOCI to income
Interest Rate	35
Currency/Interest Rate	(8,061)
Total amount reclassified from AOCI to income	(8,026)
Balance, September 30, 2020	$54,211

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2020 values, it is estimated that a pre-tax gain of $8 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2021.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of September 30, 2020 and December 31, 2019.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $2 million and $0 million reported as of September 30, 2020 and December 31, 2019, respectively with a fair value of $0 million for both periods.

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

	As of September 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$44,093	$48,459	$0	$92,552
Obligations of U.S. states and their political subdivisions	0	515,000	0	0	515,000
Foreign government bonds	0	233,037	164	0	233,201
U.S. corporate public securities	0	2,450,235	3	0	2,450,238
U.S. corporate private securities	0	950,686	38,111	0	988,797
Foreign corporate public securities	0	262,749	9,253	0	272,002
Foreign corporate private securities	0	894,565	113,530	0	1,008,095
Asset-backed securities(2)	0	165,679	2,541	0	168,220
Commercial mortgage-backed securities	0	492,958	0	0	492,958
Residential mortgage-backed securities	0	59,023	0	0	59,023
Subtotal	0	6,068,025	212,061	0	6,280,086
Fixed maturities, trading	0	75,267	698	0	75,965
Equity securities	102	301	10,912	0	11,315
Short-term investments	119,993	76,991	0	0	196,984
Cash equivalents	124,994	480,009	0	0	605,003
Other invested assets(3)	0	334,977	0	(309,388)	25,589
Reinsurance recoverables	0	0	16,675,343	0	16,675,343
Receivables from parent and affiliates	0	113,639	0	0	113,639
Subtotal excluding separate account assets	245,089	7,149,209	16,899,014	(309,388)	23,983,924
Separate account assets(4)(5)	0	130,589,577	0	0	130,589,577
Total assets	$245,089	$137,738,786	$16,899,014	$(309,388)	$154,573,501
Future policy benefits(6)	$0	$0	$16,661,255	$0	$16,661,255
Policyholders' account balances	0	0	1,076,904	0	1,076,904
Payables to parent and affiliates	0	130,443	0	(130,443)	0
Total liabilities	$0	$130,443	$17,738,159	$(130,443)	$17,738,159

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,797	$38,671	$0	$86,468
Obligations of U.S. states and their political subdivisions	0	497,827	0	0	497,827
Foreign government bonds	0	222,663	163	0	222,826
U.S. corporate public securities	0	2,141,324	3	0	2,141,327
U.S. corporate private securities	0	893,943	35,829	0	929,772
Foreign corporate public securities	0	278,435	181	0	278,616
Foreign corporate private securities	0	944,408	14,070	0	958,478
Asset-backed securities(2)	0	117,935	2,001	0	119,936
Commercial mortgage-backed securities	0	382,916	0	0	382,916
Residential mortgage-backed securities	0	63,804	0	0	63,804
Subtotal	0	5,591,052	90,918	0	5,681,970
Fixed maturities, trading	0	59,296	668	0	59,964
Equity securities	131	465	9,898	0	10,494
Short-term investments	0	0	0	0	0
Cash equivalents	0	547,642	0	0	547,642
Other invested assets(3)	0	251,764	4	(239,220)	12,548
Reinsurance recoverables	0	0	8,539,671	0	8,539,671
Receivables from parent and affiliates	0	119,431	3,135	0	122,566
Subtotal excluding separate account assets	131	6,569,650	8,644,294	(239,220)	14,974,855
Separate account assets(4)(5)	0	133,625,669	0	0	133,625,669
Total assets	$131	$140,195,319	$8,644,294	$(239,220)	$148,600,524
Future policy benefits(6)	$0	$0	$8,529,566	$0	$8,529,566
Policyholders' account balances	0	0	962,351	0	962,351
Payables to parent and affiliates	0	97,802	0	(97,802)	0
Total liabilities	$0	$97,802	$9,491,917	$(97,802)	$9,491,917

(1)“Netting” amounts represent cash collateral of $178.9 million and $141.4 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2020 and December 31, 2019, the fair values of such investments were $76 million and $75 million, respectively.
(4)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company's Unaudited Interim Consolidated Statements of Financial Position.
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2020 and December 31, 2019, the fair value of such investments was $4,841 million and $4,762 million, respectively.
(6)As of September 30, 2020, the net embedded derivative liability position of $16,661 million includes $307 million of embedded derivatives in an asset position and $16,968 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $8,530 million includes $611 million of embedded derivatives in an asset position and $9,141 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$137,857	Discounted cash flow	Discount rate	1.30%	12.33%	3.68%	Decrease
Reinsurance recoverables	$16,675,343	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$16,661,255	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.09%	1.59%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$1,076,904	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.09%	1.59%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	19%	35%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$27,816	Discounted cash flow	Discount rate	5.24%	17.47%	8.25%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	5.7X	5.7X	Increase
Reinsurance recoverables	$8,539,671	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,529,566	Discounted cash flow	Lapse rate(6)	1%	18%		Decrease
			Spread over LIBOR(7)	0.10%	1.23%		Decrease
			Utilization rate(8)	43%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders' account balances(5)	962,351	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.10%	1.23%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	10%	23%		Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities and available-for-sale.
(3)Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
(4)Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(6)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(7)The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(8)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of September 30, 2020 and December 31, 2019 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(10)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$44,792	$0	$3,667	$0	$0	$0	$0	$0	$0	$48,459	$0
Foreign government	161	3	0	0	0	0	0	0	0	164	2
Corporate securities(4)	156,972	3,941	2,436	0	0	(538)	(1,914)	0	0	160,897	3,920
Structured securities(5)	1,507	(3)	1,299	0	0	(262)	0	0	0	2,541	(4)
Other assets:
Fixed maturities, trading	644	54	0	0	0	0	0	0	0	698	55
Equity securities	9,150	1,762	0	0	0	0	0	0	0	10,912	1,762
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	19,028,138	(2,631,208)	278,413	0	0	0	0	0	0	16,675,343	(2,473,607)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(19,014,066)	2,629,271	0	0	(276,460)	0	0	0	0	(16,661,255)	2,475,638
Policyholders' account balances(6)	(1,045,483)	(2,053)	0	0	(29,368)	0	0	0	0	(1,076,904)	11,350

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(1,084)	$0	$5,003	$22	$(1,086)	$0	$5,004
Other assets:
Fixed maturities, trading	0	54	0	0	0	55	0
Equity securities	0	1,762	0	0	0	1,762	0
Other invested assets	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0
Reinsurance recoverables	(2,631,208)	0	0	0	(2,473,607)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	2,629,271	0	0	0	2,475,638	0	0
Policyholders' account balances	(2,053)	0	0	0	11,350	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$9,788	$0	$0	$0	$0	$0	$0	$48,459	$0
Foreign government	163	1	0	0	0	0	0	0	0	164	0
Corporate securities(4)	50,083	2,409	11,100	(3,680)	0	(6,873)	(1,914)	109,772	0	160,897	3,113
Structured securities(5)	2,001	(478)	7,444	0	0	(790)	0	0	(5,636)	2,541	(478)
Other assets:
Fixed maturities, trading	668	30	0	0	0	0	0	0	0	698	30
Equity securities	9,898	1,014	0	0	0	0	0	0	0	10,912	1,014
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	8,539,671	7,319,752	815,920	0	0	0	0	0	0	16,675,343	7,534,062
Receivables from parent and affiliates	3,135	23	0	0	0	(3,158)	0	0	0	0	0
Liabilities:
Future policy benefits	(8,529,566)	(7,321,642)	0	0	(810,047)	0	0	0	0	(16,661,255)	(7,535,951)
Policyholders' account balances(6)	(962,351)	37,907	0	0	(152,460)	0	0	0	0	(1,076,904)	53,610

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(5,224)	$0	$7,034	$122	$(4,780)	$0	$7,415
Other assets:
Fixed maturities, trading	0	30	0	0	0	30	0
Equity securities	0	1,014	0	0	0	1,014	0
Other invested assets	(4)	0	0	0	(4)	0	0
Short-term investments	0	0	0	0	0	0	0
Reinsurance recoverables	7,319,752	0	0	0	7,534,062	0	0
Receivables from parent and affiliates	0	0	0	23	0	0	0
Liabilities:
Future policy benefits	(7,321,642)	0	0	0	(7,535,951)	0	0
Policyholders' account balances	37,907	0	0	0	53,610	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$34,392	$0	$1,847	$0	$0	$0	$0	$0	$0	$36,239	$0
Foreign government	165	(1)	0	0	0	0	0	0	0	164	0
Corporate securities(4)	54,014	(14)	796	(28)	0	(1,158)	0	5,247	0	58,857	(1,731)
Structured securities(5)	4,297	16	0	(101)	0	(178)	0	0	0	4,034	0
Other assets:
Fixed maturities, trading	605	(12)	0	0	0	0	0	0	0	593	(12)
Equity securities	17,105	266	0	0	0	0	0	0	0	17,371	266
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	94	0	606	0	0	(244)	0	0	0	456	0
Reinsurance recoverables	8,485,905	2,567,927	259,782	0	0	0	0	0	0	11,313,614	2,653,797
Receivables from parent and affiliates	6,295	(35)	0	0	0	(1,578)	0	0	0	4,682	0
Liabilities:
Future policy benefits	(8,476,541)	(2,568,251)	0	0	(257,739)	0	0	0	0	(11,302,531)	(2,655,925)
Policyholders' account balances(6)	(786,969)	26,006	0	0	(115,012)	0	0	0	0	(875,975)	35,117

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,549)	$0	$1,406	$144	$(1,731)	$0
Other assets:
Fixed maturities, trading	0	(12)	0	0	0	(12)
Equity securities	0	266	0	0	0	266
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	2,567,927	0	0	0	2,653,797	0
Receivables from parent and affiliates	0	0	0	(35)	0	0
Liabilities:
Future policy benefits	(2,568,251)	0	0	0	(2,655,925)	0
Policyholders' account balances	26,006	0	0	0	35,117	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$6,423	$0	$0	$0	$0	$0	$0	$36,239	$0
Foreign government	0	5	0	0	0	0	0	159	0	164	0
Corporate securities(4)	56,588	(3,192)	2,918	(81)	0	(10,839)	0	13,463	0	58,857	(4,893)
Structured securities(5)	6,556	1,326	0	(103)	0	(4,334)	0	77,660	(77,071)	4,034	0
Other assets:
Fixed maturities, trading	0	(158)	0	0	0	0	0	751	0	593	(158)
Equity securities	15,997	1,374	0	0	0	0	0	0	0	17,371	1,374
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	1,069	0	0	(613)	0	0	0	456	0
Reinsurance recoverables	5,600,008	4,974,433	739,173	0	0	0	0	0	0	11,313,614	5,127,527
Receivables from parent and affiliates	9,261	158	0	0	0	(4,737)	0	0	0	4,682	0
Liabilities:
Future policy benefits	(5,588,840)	(4,980,450)	0	0	(733,241)	0	0	0	0	(11,302,531)	(5,133,545)
Policyholders' account balances(6)	(13,015)	(699,535)	0	0	(163,425)	0	0	0	0	(875,975)	(689,872)

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(4,616)	$0	$2,248	$507	$(4,893)	$0
Other assets:
Fixed maturities, trading	0	(158)	0	0	0	(158)
Equity securities	0	1,374	0	0	0	1,374
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	4,974,433	0	0	0	5,127,527	0
Receivables from parent and affiliates	0	0	0	158	0	0
Liabilities:
Future policy benefits	(4,980,450)	0	0	0	(5,133,545)	0
Policyholders' account balances	(699,535)	0	0	0	(689,872)	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Other includes reclassifications of certain assets and liabilities between reporting categories.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(5)Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.
(6)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(7)Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	September 30, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,296,619	$1,296,619	$1,227,120
Policy loans	0	0	1,322,235	1,322,235	1,322,235
Cash and cash equivalents	28,709	0	0	28,709	28,709
Accrued investment income	0	90,451	0	90,451	90,451
Reinsurance recoverables	0	0	224,580	224,580	216,235
Receivables from parent and affiliates	0	173,347	0	173,347	173,347
Other assets	0	23,516	0	23,516	23,516
Total assets	$28,709	$287,314	$2,843,434	$3,159,457	$3,081,613
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,380,211	$284,146	$1,664,357	$1,656,012
Cash collateral for loaned securities	0	2,731	0	2,731	2,731
Short-term debt to affiliates	0	4,297	0	4,297	4,297
Payables to parent and affiliates	0	73,332	0	73,332	73,332
Other liabilities	0	350,192	0	350,192	350,192
Total liabilities	$0	$1,810,763	$284,146	$2,094,909	$2,086,564

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,288,625	$1,288,625	$1,239,885
Policy loans	0	0	1,314,064	1,314,064	1,314,064
Cash and cash equivalents	15,557	0	0	15,557	15,557
Accrued investment income	0	89,448	0	89,448	89,448
Reinsurance recoverables	0	0	212,368	212,368	211,813
Receivables from parent and affiliates	0	149,415	0	149,415	149,415
Other assets	0	22,505	0	22,505	22,505
Total assets	$15,557	$261,368	$2,815,057	$3,091,982	$3,042,687
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,264,128	$277,782	$1,541,910	$1,541,355
Cash collateral for loaned securities	0	7,529	0	7,529	7,529
Short-term debt to affiliates	0	2,845	0	2,845	2,845
Payables to parent and affiliates	0	216,842	0	216,842	216,842
Other liabilities	0	387,109	0	387,109	387,109
Total liabilities	$0	$1,878,453	$277,782	$2,156,235	$2,155,680

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$51,051,073	$40,710,159
Policy loans	(153,586)	(142,262)
Deferred policy acquisition costs	(6,552,679)	(6,989,618)
Deferred sales inducements	(438,280)	(515,968)
Other assets(2)	239,345	258,427
Policyholders’ account balances	4,851,192	4,934,544
Future policy benefits(3)	4,818,739	4,209,817
Other liabilities(4)	1,040,850	884,641

(1)Includes $362.7 million and $156.7 million of unaffiliated activity as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes $0.2 million of unaffiliated activity at both September 30, 2020 and December 31, 2019.
(3)Includes $0.2 million of unaffiliated activity at both September 30, 2020 and December 31, 2019.
(4)Includes $35.9 million and $43.1 million of unaffiliated activity as of September 30, 2020 and December 31, 2019, respectively.

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2020	December 31, 2019
	(in thousands)
PAR U	$13,106,456	$12,380,683
PALAC	19,031,724	11,635,405
PURC	5,212,049	4,692,769
PARCC	2,519,113	2,627,595
GUL Re	2,498,242	2,292,638
PAR Term	1,884,370	1,825,594
Prudential Insurance	2,687,057	1,764,512
Prudential of Taiwan	1,590,112	1,499,685
Term Re	1,689,778	1,506,366
DART	468,851	327,235
Unaffiliated	363,321	157,677
Total reinsurance recoverables	$51,051,073	$40,710,159

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Premiums:
Direct	$475,017	$468,900	$1,435,080	$1,408,157
Assumed(1)	45	51	140	157
Ceded(2)	(450,755)	(466,593)	(1,373,498)	(1,379,545)
Net premiums	24,307	2,358	61,722	28,769
Policy charges and fee income:
Direct	882,373	896,151	2,600,632	2,856,071
Assumed	131,877	130,113	395,960	385,820
Ceded(3)	(863,170)	(915,635)	(2,544,508)	(2,843,402)
Net policy charges and fee income	151,080	110,629	452,084	398,489
Net investment income:
Direct	95,266	96,424	261,304	297,931
Assumed	390	427	1,184	1,230
Ceded	(1,664)	(1,595)	(5,453)	(5,093)
Net investment income	93,992	95,256	257,035	294,068
Asset administration fees:
Direct	91,953	90,797	265,612	262,616
Assumed	0	0	0	0
Ceded	(86,989)	(86,661)	(251,958)	(250,862)
Net asset administration fees	4,964	4,136	13,654	11,754
Other income:
Direct	28,529	19,631	49,817	59,459
Assumed(4)	(112)	438	(141)	(1,033)
Ceded	3	(7)	128	(69)
Amortization of reinsurance income	1,162	1,180	3,506	(1,160)
Net other income	29,582	21,242	53,310	57,197
Realized investment gains (losses), net:
Direct	2,646,206	(2,500,567)	(7,254,543)	(4,920,019)
Assumed	0	0	0	0
Ceded(5)	(2,647,753)	2,540,151	7,262,660	4,858,718
Realized investment gains (losses), net	(1,547)	39,584	8,117	(61,301)
Policyholders’ benefits (including change in reserves):
Direct	879,729	874,424	2,691,447	2,671,720
Assumed(6)	196,502	252,424	766,272	747,135
Ceded(7)	(1,020,403)	(1,080,958)	(3,229,715)	(3,287,196)
Net policyholders’ benefits (including change in reserves)	55,828	45,890	228,004	131,659
Interest credited to policyholders’ account balances:
Direct	148,411	163,479	420,163	376,590
Assumed	33,974	35,575	102,230	100,744
Ceded	(130,119)	(119,647)	(348,664)	(303,020)
Net interest credited to policyholders’ account balances	52,266	79,407	173,729	174,314
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(448,254)	(475,041)	(1,330,501)	(1,393,034)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Includes $0.0 million and $0.1 million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively and $0.2 million for both the nine months ended September 30, 2020 and 2019, respectively.
(2)Includes $(2.4) million and $(0.1) million of unaffiliated activity for the three months ended September 30, 2020, and 2019, respectively and $(7.5) million and $(0.3) million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Includes $(18) million and $(13) million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively and $(39) million and $(25) million for the nine months ended September 30, 2020 and 2019, respectively.
(4)Includes $0.1 million and $1 million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively and $0.1 million and $(1.0) million for the nine months ended September 30, 2020 and 2019, respectively.
(5)Includes $(68) million and $61 million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively and $160 million and $117 million for the nine months ended September 30, 2020 and 2019, respectively.
(6)Includes $0.1 million and $1 million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively and $0.7 million and $1 million for the nine months ended September 30, 2020 and 2019, respectively.
(7)Includes $(20) million and $(8) million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively and $(44) million and $(12) million for the nine months ended September 30, 2020 and 2019, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Direct gross life insurance face amount in force	$1,031,639,923	$979,079,094
Assumed gross life insurance face amount in force	39,135,248	40,137,874
Reinsurance ceded	(981,522,009)	(954,117,728)
Net life insurance face amount in force	$89,253,162	$65,099,240

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

On August 11, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, entered into a Share Purchase Agreement with Taishin Financial Holding Co., Ltd. (the “Buyer”) pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential of Taiwan. The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. The Company expects the transaction to close in 2021, subject to regulatory approval and the satisfaction of customary closing conditions. The Buyer will provide Pruco Life a backstop indemnification and Pruco Life will provide a guarantee to stand ready to perform in the event of default by both Prudential of Taiwan and the Buyer.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2020, $2.9 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

7.    INCOME TAXES

The Company uses a full-year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected "Income tax expense (benefit)" divided by projected "Income (loss) from operations before income taxes and equity in earnings of operating joint venture." Taxes attributable to the operating joint venture are recorded within "Equity in earnings of operating joint venture, net of taxes." The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(174.3) million, or (206.21)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first nine months of 2020, compared to $(57.8) million, or (46.48)%, in the first nine months of 2019. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income, tax credits, and the item discussed below.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected effective tax rate an income tax benefit of $48 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. This amount is an estimate and will change if the amount of, and sources of, 2020 net taxable income are different from forecast.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(7,917)	$289,359	$281,442
Change in OCI before reclassifications	(8,007)	233,906	225,899
Amounts reclassified from AOCI	0	(1,200)	(1,200)
Income tax benefit (expense)	(2,189)	(48,869)	(51,058)
Balance, September 30, 2020	$(18,113)	$473,196	$455,083

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	5,980	453,784	459,764
Amounts reclassified from AOCI	0	(9,082)	(9,082)
Income tax benefit (expense)	87	(93,379)	(93,292)
Balance, September 30, 2019	$(11,381)	$340,475	$329,094

(1)Includes cash flow hedges of $54 million and $26 million as of September 30, 2020 and December 31, 2019, respectively, and $54 million and $22 million as of September 30, 2019 and December 31, 2018, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(3,214)	$(7,664)	$8,026	$(11,663)
Net unrealized investment gains (losses) on available-for-sale securities	(88)	27,418	(6,826)	20,745
Total net unrealized investment gains (losses)(4)	(3,302)	19,754	1,200	9,082
Total reclassifications for the period	$(3,302)	$19,754	$1,200	$9,082

(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs, future policy benefits, policyholders’ account balances and other liabilities.

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

Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	448	0	0	(91)	357
Increase (decrease) due to non-credit related losses recognized in AOCI during the period	(927)	0	0	195	(732)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	63	0	(13)	50
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	93	(20)	73
Balance, September 30, 2020	$(479)	$63	$93	$71	$(252)

(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.
(2)"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.
(3)"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$425,180	$423,227	$(482,134)	$(76,914)	$289,359
Net investment gains (losses) on investments arising during the period	288,642	0	0	(60,616)	228,026
Reclassification adjustment for (gains) losses included in net income	(1,200)	0	0	252	(948)
Reclassification due to allowance for credit losses recorded during the period	927	0	0	(195)	732
Impact of net unrealized investment (gains) losses on DAC and other costs	0	555,395	0	(116,635)	438,760
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(610,735)	128,254	(482,481)
Balance, September 30, 2020	$713,549	$978,622	$(1,092,869)	$(125,854)	$473,448

(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.
(3)"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.
(4)"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.4 million and $0.2 million for the three months ended September 30, 2020, and 2019, respectively, and $0.9 million for both the nine months ended September 30, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $1.3 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $4.3 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $4 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and $13 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $5 million and $6 million for the three months ended September 30, 2020 and 2019, respectively, and $14 million and $18 million for the nine months ended September 30, 2020 and 2019, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended September 30, 2020 and 2019, and $6 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $115 million and $198 million for the three months ended September 30, 2020 and 2019, respectively, and $413 million and $574 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $19 million and $18 million for the three months ended September 30, 2020 and 2019, respectively, and $44 million and $56 million for the nine months ended September 30, 2020 and 2019, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,439 million at September 30, 2020 and $4,339 million at December 31, 2019. Fees related to these COLI policies were $12 million for both the three months ended September 30, 2020 and 2019, and $37 million and $36 million for the nine months ended September 30, 2020 and 2019, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $3 million for the three months ended September 30, 2020 and 2019, respectively, and $11 million and $10 million for the nine months ended September 30, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $107 million and $96 million as of September 30, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a gain of $7 million and $0 million for the three months ended September 30, 2020 and 2019, respectively, and a gain of $5 million and a gain of $8 million for the nine months ended September 30, 2020 and 2019, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $88 million and $87 million for the three months ended September 30, 2020 and 2019, respectively, and $254 million and $252 million for the nine months ended September 30, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million for both the three months ended September 30, 2020 and 2019, and $8 million for both the nine months ended September 30, 2020 and 2019. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2020 and December 31, 2019 were as follows:

	Maturity Dates			Interest Rates			September 30, 2020	December 31, 2019
							(in thousands)
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	$113,639	$122,566
Total notes receivable - affiliated(1)							$113,639	$122,566

(1)All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $1 million at both September 30, 2020 and December 31, 2019 and is included in “Other assets”. Revenues related to these assets were $1 million for both the three months ended September 30, 2020 and 2019, and $3 million for both the nine months ended September 30, 2020 and 2019, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$4,995	$5,000	$(4)	$0
PALAC	April 2019	Sale	Equity Securities	$14,525	$13,466	$0	$1,059
Term Re	September 2019	Sale	Fixed Maturities	$9,178	$8,135	$0	$1,043
PURC	September 2019	Sale	Fixed Maturities	$8,399	$7,455	$0	$944
PAR U	September 2019	Sale	Fixed Maturities	$31,466	$28,146	$0	$3,320
Prudential Insurance	September 2019	Sale	Fixed Maturities	$10,702	$9,254	$1,144	$0
PURC	December 2019	Sale	Equity Securities	$7,767	$6,002	$0	$1,765
PAR Term	December 2019	Sale	Fixed Maturities	$27,330	$24,739	$0	$2,591
PURC	December 2019	Sale	Fixed Maturities	$93,830	$75,586	$0	$18,244
PURC	December 2019	Sale	Fixed Maturities	$78,884	$68,645	$0	$10,239
Prudential Insurance	December 2019	Purchase	Other Invested Assets	$9,000	$9,000	$0	$0
Prudential Insurance	March 2020	Purchase	Other Invested Assets	$1,390	$1,390	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$61,953	$59,659	$(1,812)	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0
GA BV LLC	July 2020	Transfer Out	Fixed Maturities	$1,914	$1,914	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. Short-term debt outstanding was $4.3 million and $2.8 million as of September 30, 2020 and December 31, 2019, respectively.

The total interest expense to the Company related to loans payable to affiliates was $0.1 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Contributed Capital and Dividends

In June and September 2020, the Company received capital contributions in the amounts of $325 million and $75 million, respectively, from Prudential Insurance. In December of 2019, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Through September 2020, the Company did not pay any dividends to Prudential Insurance. In December 2019, the Company paid a dividend in the amount of $250 million to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2020 and December 31, 2019, the outstanding balances on these commitments were $2 million and $26 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of September 30, 2020, which is a change of $0.0 million for the three and nine months ended September 30, 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2020 and December 31, 2019, $342 million and $261 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the three and nine months ended September 30, 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements for the nine months ended September 30, 2019, which are presented herein, have been revised. Similarly, impacted prior periods presented within the Annual Report on Form 10-K for the year ended December 31, 2020 will be revised.

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$(238,049)	$141,315	$(96,734)
Cash flows from (used in) operating activities	(330,633)	141,315	(189,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account withdrawals	(2,613,749)	(88,059)	(2,701,808)
Other, net	0	(53,256)	(53,256)
Cash flows from (used in) financing activities	664,916	(141,315)	523,601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2020, compared with December 31, 2019, and its consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements” , the "Risk Factors" section and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19
Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. These actions included the suspension in July 2020 of our single life guaranteed universal life product, and a pivot to less rate-sensitive annuities products with the decision to discontinue sales of traditional variable annuities with guaranteed living benefits effective December 31, 2020. In addition, while our distribution platforms include a suite of digital, hybrid, and in-person options, mandated social distancing has limited in-person engagement between customers and financial professionals. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term.

•Results of Operations. For the three months and nine months ended September 30, 2020 we reported a net gain of $150 million and $257 million, respectively, inclusive of the unfavorable financial market conditions that impacted our reported results. See “Results of Operations” for a discussion of results for the third quarter and the first nine months of 2020.

•Liquidity. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources-Liquidity” for a discussion of our liquidity.

•Capital Resources. As of September 30, 2020, we maintained capital levels consistent with our ratings targets. However, market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources, or using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe we can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act ("TCJA") and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 7 to the Unaudited Interim Consolidated Financial Statements for more information.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•DAC and other costs, including deferred sales inducements (“DSI”);
•Policyholder liabilities;
•Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments ("OTTI");
•Reinsurance recoverables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type. including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2020, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.5% near-term mean reversion equity expected rate of return.

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

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $8.8 billion from $191.2 billion at December 31, 2019 to $200.0 billion at September 30, 2020. Significant components were:

•Reinsurance recoverables increased $10.3 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from an increase in reserves related to our variable annuity living benefit guarantees driven by declining interest rates and the widening of credit spreads, partially offset by a favorable non-performance risk adjustment;
Partially offset by:
•Separate account assets decreased $3.0 billion primarily driven by policy charges and net outflows, partially offset by market appreciation driven by favorable equity market conditions.

Total liabilities increased $8.1 billion from $188.1 billion at December 31, 2019 to $196.2 billion at September 30, 2020. Significant components were:

•Future policy benefits increased $10.2 billion primarily driven by an increase in reserves related to our variable annuity living benefit guarantees, as discussed above, as well as growth in term and universal life business, and unfavorable market impacts on the guaranteed minimum death benefit ("GMDB") reserves;
Partially offset by:
•Separate account liabilities decreased $3.0 billion, corresponding to the decrease in Separate account assets, as discussed above.
Total equity increased $0.8 billion from $3.0 billion as of December 31, 2019 to $3.8 billion as of September 30, 2020 primarily driven by a capital contribution from Prudential Insurance to fund additional reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $6 million from income of $39 million for the three months ended September 30, 2019 to income of $33 million for the three months ended September 30, 2020 primarily driven by:

•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales;

Partially offset by:
•Higher Premiums from continued growth in principle-based reserving (“PBR”) term policies retained within the Company; and
•Higher Policy charges and fee income due to higher revenue from sales of PBR products.

Nine Months Comparison

Income (loss) from operations before income taxes decreased $39 million from income of $124 million for the nine months ended September 30, 2019 to $85 million for the nine months ended September 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) decreased $76 million primarily driven by:
•Higher Policyholders' benefits from an increase in benefit reserves from continued growth in retained PBR term products and higher GMDB reserves due to business growth from sales of PBR products and unfavorable interest rate environment;
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales, partially offset by lower operating expenses; and
•Higher Amortization of deferred policy acquisition costs primarily driven by higher retained business growth in the Company;

Partially offset by:
•Higher Policy charges and fee income due to higher revenue from sales of PBR products.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $29 million from a gain of $273 million for the three months ended September 30, 2019 to a gain of $302 million for the three months ended September 30, 2020 primarily driven by:

•Higher Policy charges and fee income due to higher revenue from sales of PBR products that are fully retained in the Company; and
•Higher Premiums from continued growth in PBR term policies retained within the Company;

Partially offset by:

•Lower Realized investment gains (losses), net primarily driven by the impact of an Indexed Universal Life ("IUL") refinement implemented prospectively at December 31, 2019 with offsetting impacts in Interest credited to policyholders' account balances and losses on duration management swaps due to rising rates.
Benefits and expenses increased $35 million from an expense of $235 million for the three months ended September 30, 2019 to an expense of $270 million for the three months ended September 30, 2020 driven by:
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales; and
•Higher Amortization of deferred policy acquisitions costs primarily driven by higher amortization resulting from retained business growth;

Partially offset by:
•Lower Interest credited to policyholders' account balances corresponding to the IUL refinement impact described above.

Nine Months Comparison

Revenues increased $117 million from a gain of $729 million for the nine months ended September 30, 2019 to a gain of $846 million for the nine months ended September 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $79 million primarily driven by:
•Higher Realized Investment gains (losses), net driven by an increase in living benefit fees ceded as reserves on the living benefit guarantees increased relatively more than prior year with an offsetting impact in Policy charges and fee income;
•Higher Policy charges and fee income due to higher revenue from sales of PBR products that are fully retained in the Company; and
•Higher Premiums from continued growth in PBR term policies;

Partially offset by:
•Lower Net investment income due to lower non-coupon investment and lower yields.
Benefits and expenses increased $156 million from an expense of $605 million for the nine months ended September 30, 2019 to an expense of $761 million for the nine months ended September 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $156 million primarily driven by:
•Higher Policyholders' benefits from an increase in benefit reserves from continued growth in retained PBR term products and higher GMDB reserves due to business growth from sales of PBR products and unfavorable interest rate environment;
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales, partially offset by lower operating expenses; and
•Higher Amortization of deferred policy acquisitions costs primarily driven by higher amortization resulting from retained business growth.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Prudential Annuities Life Assurance Corporation ("PALAC") and Prudential Insurance employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using an ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see "Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Related Market Disruptions

Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first nine months of the year we accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

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

Capital. As of September 30, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair values of our investment portfolio, which would negatively impact the statutory capital of our insurance subsidiaries. Adverse market conditions could require us to take additional management actions to maintain capital consistent with ratings objectives, which may include redeploying financial resources from internal sources or using available external sources of capital or seeking additional sources.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2020 and December 31, 2019 the Company had liquid assets of $7,198 million and $6,316 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $831 million and $563 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $5,896 million, or 94%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of September 30, 2020, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,825 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,849 million of surplus notes was outstanding, compared to an aggregate insurance capacity of $13,700 million, of which $12,009 million was outstanding as of December 31, 2019. The amounts reflect a $1,200 million Credit-Linked Note Structure entered into in June 2020 for Guideline AXXX reserves, of which $700 million was outstanding as of September 30, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 30, 2020, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves. In addition, as of September 30, 2020, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the first nine months of 2020, the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results of our business, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
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
Finally, we cannot predict whether COVID-19 will ultimately lead to longer-term deviations from the mortality or policyholder behavior assumptions we used to price our products.
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
Date: November 12, 2020