Form 10-K
period 2020-12-31
PRUCO LIFE INSURANCE CO
filed 2021-03-19
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission file number 033-37587
_______________________________________________
Pruco Life Insurance Company
(Exact Name of Registrant as Specified in its Charter)

Arizona	22-1944557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification Number)

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 19, 2021, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2021, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2020.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (I) (1) (a) and (b) of Form 10-K
and is therefore filing this Form with the reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial market and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

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

Products
Annuities
We offer a variety of products to serve different retirement needs and goals:
Variable Annuities
•Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. In addition, the product offers either a basic death benefit, or for an additional fee a Return of Purchase Payment (“ROP”) death benefit.
•MyRockSM Advisors, a fee-based variable annuity launched in August 2019. In April of 2020, an optional Dynamic Income Benefit (“IB”) rider, that provides longevity protection through a preset withdrawal percentage applied to a variable income base, was added. In addition, the product offers either a basic death benefit, or a ROP death benefit. Both the IB and the ROP are available for an additional fee.

Discontinued Variable Annuities
•The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. Sales of this product have been discontinued as of December 31, 2020.
•The Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus (“LPP”) provides an optional enhanced death benefit based on the purchase payments rolling up at a preset rate on an annual basis until certain events occur, such as the death of the first owner (or annuitant if entity-owned) or the roll-up cap is reached. Sales of this product have been discontinued as of December 31, 2020.
▪The Prudential Defined Income® (“PDI”) Variable Annuity provides for guaranteed lifetime withdrawal payments but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to total purchase payments made to the contracts, subject to annual roll-up increases until lifetime withdrawals commence, but does not have a highest daily benefit feature as discussed above. Sales of this product have been discontinued as of December 31, 2020.

Life Insurance
We offer a variety of products that serve different protection needs and goals:
Term Life - coverage for a specified number of years with a guaranteed tax-advantaged death benefit
•Most of our term life policies offer an income tax-free death benefit, guaranteed premiums that will stay the same during the level-premium period and access to the death benefit while the policyholder is still alive to help them if they become terminally ill.
•Most of our term life policies also offer a conversion option that allows the policyholder to convert the policy into a permanent policy that can potentially cover the insured for life.

Variable Life - permanent coverage for life with potential to accumulate policy cash value based on underlying investment options
•Our variable life policies offer flexibility in payment options and the potential to accumulate cash value through a suite of underlying investment options or a fixed rate option.
•We offer different types of variable life policies that, in addition to the death benefit, are tailored to prioritize different goals such as protection with moderate risk, growth with higher risk or legacy giving.

Universal Life - permanent coverage for life with the potential to accumulate policy cash value
•Our universal life policies offer flexibility in payment options and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company subject to contractual minimums.
•Guaranteed universal life policies provide a guarantee that the policy will remain in force when it would otherwise lapse due to insufficient cash value.
•Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index over a 1-year period, subject to certain cap and participation rates and contractual minimums/maximums.

Discontinued Universal Life
•PruLife® Universal Protector provides a single life, guaranteed universal life insurance policy. Sales of this product have been discontinued as of July 13, 2020.

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party broker-dealers
•Banks and wirehouses
•Independent financial planners
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization
•LINK by Prudential, a personalized digital platform that connects customers to insurance professionals, through various channels (online, phone, video chat, or in person)
We primarily distribute our individual life products through the following three channels:

•Third-party distribution
◦Independent brokers
◦Banks and wirehouses
◦General agencies and producer groups
•Prudential Advisors (Prudential's proprietary nationwide sale organization)
◦Distributes Prudential life insurance, annuities and investment products with proprietary and non-proprietary investment options as well as select insurance, annuities and investment products from other carriers.
◦Offers certain retail brokerage and retail investment advisory services (through Prudential Insurance's dually registered broker-dealer and investment advisor, Pruco Securities, LLC) including brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services.
◦Continues to execute a solutions-oriented business model centered around client relationships, while strengthening and driving Prudential’s brand promise.
◦Prudential Insurance pays Prudential Advisors a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement.
•Direct-to-Consumer
◦LINK by Prudential, a personalized digital platform that connects customers to insurance professionals, through various channels (online, phone, video chat, or in person).
◦Assurance IQ, Prudential's wholly-owned consumer solutions platform that leverages data science and technology to distribute a proprietary term life product (as well as other third-party health and financial wellness solutions) directly to retail shoppers primarily through its digital and agent channels.

Revenues and Profitability
Our revenues primarily come in the form of:
•Fee income from asset management fees and service fees, which represent administrative service and distribution fees from many of our proprietary and non-proprietary mutual funds. The asset management fees are determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity and variable universal life products (net of sub-advisory expenses related to non-proprietary sub-advisors).
•Policy charges and fee income representing mortality, expense and other fees for various insurance-related options and features based on asset-based fees of the separate accounts, account value, premium, or guaranteed value, as applicable.
•Investment income (which contributes to the net spread over interest credited on certain products and related expenses).
•Premiums that are fixed in accordance with the terms of the policies.
Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on:
•An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•Assumptions regarding investment returns and contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.
•Our life-related product assumptions on mortality, persistency, interest rates, expenses, premium payment patterns, separate account fund performance and product generated tax deductions.

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

In our life insurance business, we compete with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value across a balanced product portfolio and consistent sales growth.

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Annuities		Impact of annual assumption update(1)		Higher expenses(2)
Life Insurance	Lowest underwriting gains	Impact of annual assumption update(1)	Highest underwriting gains	Higher expenses(2)
(1) Impact of annual reviews and update of actuarial assumptions and other refinements.
(2) Expenses are typically higher than the quarterly average in the fourth quarter.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our variable annuity, term and universal life products. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

For policies sold through 2017, we have reinsured the majority of our mortality risk which generally have maximum retained mortality risk amount of $100,000. For the new business going forward, Pruco Life retains the mortality risk not ceded to third-party or affiliated reinsurers, which may be up to $20 million on a single life. See Note 9 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulation
Overview
Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks, applicable to our businesses. Such changes may be accelerated or otherwise impacted by the new presidential administration in the United States. We can not predict how current or future initiatives will further impact existing laws, regulations and regulatory frameworks.

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

The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below under the following section headings:
•Dodd-Frank Wall Street Reform and Consumer Protection Act
◦Rescission of Designation
◦Initiatives Regarding Dodd-Frank and Financial Regulation
•ERISA
•Fiduciary Rules and other Standards of Care
•U.S. State Insurance Holding Company Regulation
•U.S. Insurance Operations
◦State Insurance Regulation
◦U.S. Federal and State Securities Regulation Affecting Insurance Operations
◦Other Consumer Protection Regulation
•SECURE Act and other retirement product regulation
•Derivatives Regulation
•Privacy and Cybersecurity Regulation
•Anti-Money Laundering and Anti-Bribery Laws
•Unclaimed Property Laws
•Taxation
•International and Global Regulatory Initiatives

Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2020.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Rescission of Designation

In October 2018, the Financial Stability Oversight Council ("FSOC" or the “Council”) rescinded Prudential Financial’s designation as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result of the Council’s rescission of Prudential Financial’s Designated Financial Company status, Prudential Financial is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank.

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

Initiatives Regarding Dodd-Frank and Financial Regulation

In November 2017, the U.S. Department of the Treasury released a report titled “Financial Stability Oversight Council Designations,” with recommendations on the Council’s standards and processes for the designation and continued designation of Designated Financial Companies. In addition, in October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, FSOC revised its interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach FSOC intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes FSOC intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

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

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. In December 2020, the DOL finalized a new prohibited transaction exemption that became effective on February 16, 2021, which replaces the previously vacated “best interest contract exemption,” and extended its non-enforcement relief to December 2021. The new exemption will allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. We are continuing to assess the implications of the final prohibited transaction exemption and accompanying interpretive guidance for our businesses.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards became effective on June 30, 2020. The new standards apply to recommendations to purchase certain of our products and have resulted in increased compliance costs, in particular in our Prudential Advisors distribution system.

U.S. State Standard of Care Regulation

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
U.S. State Insurance Holding Company Regulation
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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC is developing a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance group. A final version of the calculation is expected to be adopted in 2021, followed by implementation in 2022.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC is currently developing a liquidity stress testing framework and is updating its models and policies to enhance regulators’ resolution and recovery abilities.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In June 2018, AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on Prudential Financial.

U.S. Insurance Operations

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. The NAIC’s Life Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets. In April 2020, the NAIC adopted changes to expand current NAIC designations into the RBC calculation from six bond structures to twenty in order to conduct an impact analysis for 2020 year-end reporting.

•Longevity/Mortality Risk. The NAIC’s Longevity Risk Subgroup of the Life Insurance and Annuities Committee and Financial Condition Committee is developing recommendations to recognize longevity risk in risk-based capital related to annuities. Statutory reporting requirements on longevity risk were added in 2020 to allow the NAIC to understand the potential impact of risk-based capital changes being considered. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for the year-end 2018 RBC calculation. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges. The NAIC is continuing to explore further guidance to improve regulators’ analysis and assessment of operational risks.

•Economic Scenario Generator ("ESG"). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its ESGs used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the economic scenario generator prescribed for life and annuity statutory reserve and capital calculations. The NAIC is evaluating the vendor’s economic scenarios and other modifications. We cannot predict what impact a new ESG may ultimately have on our businesses.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following areas:

•Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving ("PBR") approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principle-based reserving approach had a three-year phase-in period. Principle-based reserving will not affect reserves for policies in force prior to January 1, 2017.

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

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (VM-21), Actuarial Guideline 43 (“AG 43”), and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection for AG 43 and C3

Phase II; and (iii) standardizing capital market assumptions and aligning total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC is considering further changes to the Valuation Manual for future years.

•New York Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding PLNJ's reserving methodologies for certain life insurance products, PLNJ holds additional statutory reserves on a New York basis, which reduces PLNJ's New York statutory surplus. PLNJ is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, its state of domicile, and therefore do not impact PLNJ's RBC ratio; however, the agreed reserve methodology may require PLNJ to hold additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves. If PLNJ were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, PLNJ's ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

•Reinsurance. The NAIC’s Life Actuarial Task Force is also evaluating changes to its Valuation Manual in respect of yearly renewable term reinsurance. The NAIC adopted interim changes effective in 2020 that adversely impact statutory reserve credit for yearly renewable term reinsurance related to our individual life insurance products being reserved using a principle-based approach. Field testing has been conducted and discussions are currently underway to develop a long-term solution. We cannot predict what impact a long-term solution may ultimately have on our businesses.

•Surplus Notes. The NAIC’s Statutory Accounting Principles Working Group is evaluating changes to the accounting rules regarding surplus notes with linked assets. These changes could result in the classification of the surplus notes as debt instead of surplus and require linked assets to be treated as non-admitted assets. These changes would materially adversely impact the statutory financial position of the Company’s captive reinsurance affiliates that use credit-linked note structures to finance Regulation XXX and Guideline AXXX reserves. Also, in May 2020, the NAIC adopted enhanced disclosures on surplus notes that became effective for year-end 2020 reporting.

Captive Reinsurance Companies

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. We have been subject to market conduct examinations relating to our marketplace activities, including with respect to the policies and procedures we use to locate guaranteed group annuity customers and establish related reserves. Market conduct examinations by state regulatory authorities have resulted and may in the future result in us increasing statutory reserves, changing operational processes and procedures, and could result in the imposition of fines or other discipline.

Data and Underwriting

During 2020, the NAIC Accelerated Underwriting Working Group evaluated insurers' use of external data and data analytics in accelerated life insurance underwriting and is considering, if appropriate, drafting guidance for states.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the line of business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years' premium taxes. While we cannot predict the amount and timing of future assessments on the Company under these laws, Prudential Financial has established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

U.S. Federal and State Securities Regulation Affecting Insurance Operations

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

Federal Insurance Office

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council, monitoring the insurance sector and representing the U.S. on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors ("IAIS").

Other Consumer Protection Regulation

Assurance IQ engages in certain marketing activities and sales of third-party insurance products and residential mortgage loan products that are subject to a variety of federal and state consumer protection laws and regulations, including the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Federal Trade Commission Act, and other laws and regulations enforced by the Federal Trade Commission, Consumer Financial Protection Bureau, state Attorneys General, and/or state Departments of Banking.
SECURE Act
In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is expected to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years.

Implementation of the SECURE Act provisions and the issuance of related regulatory guidance is still ongoing and under consideration by plan sponsors and providers; therefore, it is difficult to assess its impact on our businesses at this time.

On December 27, 2020, in response to the COVID-19 pandemic, Congress enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes a provision that changes the floor interest rates used for Definition of Life Insurance (“DOLI”) testing under Section 7702 of the Internal Revenue Code of 1986, as amended (the “Code”), and Modified Endowment Contract (“MEC”) testing under Section 7702A of the Code. The change is intended to better reflect the current low interest rate environment and, for contracts issued on or after January 1, 2021, may increase the DOLI and MEC limits and allow more premium payments relative to the death benefit. We are currently evaluating the impacts that this change will have on our products.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2021, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•provide additional protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);
•require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the European Union's ("E.U.") General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S. the Federal government has proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act, which we expect to largely become effective in 2023. Internationally, a number of countries such as Brazil and Argentina have enacted or are considering enacting GDPR-like regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and other states have either implemented the Model Law or are anticipated to implement it in the near future.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

Taxation

U.S. Taxation

Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal income tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company's tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

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

Since the enactment of the Tax Act of 2017, the Treasury Department and the Internal Revenue Service (“IRS”) promulgated Proposed and Final Regulations on a number of provisions within or impacted by the Tax Act of 2017. The Treasury and IRS have requested comments on the Proposed Regulations. Our analysis of these Proposed Regulations is on-going and further guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. The Tax Act of 2017 did not change these rules, though it is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. The general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company, depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products.

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

In March 2020, in response to the COVID-19 pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses ("NOLs") originating in 2018, 2019 or 2020 to carry back those losses for up to five years. See "Income Taxes" in Note 10 to the Consolidated Financial Statements for more information.

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

In July 2013, Prudential Financial, along with eight other global insurers, was designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Prudential Financial remained designated as a G-SII until November 2018, at which point the FSB announced that it would not engage in an identification of G-SIIs based on the IAIS’ progress with development of the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). The Holistic Framework, which was adopted by the IAIS in November 2019, focuses on employing an Activities Based approach (“ABA”) to assessing and managing potential sources of systemic risk through enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning. In addition to the ABA elements, the Holistic Framework preserves the IAIS’ annual data collection and monitoring process. Upon the IAIS’ adoption of the Holistic Framework, the FSB announced that it has suspended the annual identification of G-SIIs until November 2022, when it will review the need to either discontinue or re-establish the annual process based on the initial years of implementation of the Holistic Framework.

In addition to its post financial crisis work on systemic risk, the IAIS developed the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame were adopted by the IAIS in November 2019. The ICS, which is the capital adequacy component of ComFrame, entered a five-year monitoring phase beginning in 2020. During the monitoring phase, IAIGs are encouraged to report ICS results to their group supervisory authorities to support the IAIS’ efforts to obtain feedback on the appropriateness of the framework. The IAIS will use input from supervisory authorities and IAIGs as well as stakeholder feedback on a public consultation and the results of an economic impact assessment to further improve the ICS. The IAIS is scheduled to adopt a final version of the ICS, which it expects its member supervisory authorities to implement, in 2025.

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

Human Capital Resources
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

Overview
The Company's risk management framework documents the definition, potential manifestation, and management of its risks. The Company has categorized its risks into tactical and strategic risks. Tactical risks may cause damage to the Company, and the Company seeks to manage and mitigate them through models, metrics and the overall risk framework. The Company’s tactical risks include investment, insurance, market, liquidity, and operational risk. Strategic risks can cause the Company’s fundamental business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory and technological changes and other external factors. These risks, as well as the sub-risks that may impact the Company, are discussed below.
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
Investment risk may result from: (1) economic conditions; (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace; (3) volatility; (4) credit spread changes; (5) benchmark interest rate changes; and (6) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which are subject to change and different interpretation and could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 5 to the Consolidated Financial Statements.
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
The COVID-19 pandemic has increased and may continue to increase investment risk. The COVID-19 pandemic and its impact on the global economy has increased and may continue to increase the risk of loss on our investments due to default or deterioration in credit quality or value.
Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality and policyholder behavior assumptions. We provide a variety of insurance products that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities”.
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:
•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, such as the COVID-19 pandemic, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers), concentrations of employees or significant operations, and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that can emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected. Policyholder behavior risk includes the following components:
•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

•Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in our annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long-term as the excess outflow is paid over time.
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
The COVID-19 pandemic has increased and may continue to increase insurance risk. We expect COVID-19 to drive elevated levels of mortality in the near-term. The COVID-19 pandemic has caused and may continue to cause a mortality calamity. Elevated losses will reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, including the potential for further mutation, effectiveness of public health measures and availability and effectiveness of vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age and geographic distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

The pandemic may also result in a change in policyholder behavior, such as policyholders choosing to defer or stop paying insurance premiums. It may also result in a lapse calamity, as discussed above.

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
For a discussion of the impact of changes in market conditions on our financial condition see Item 7A “Quantitative and Qualitative Disclosures About Market Risk".
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
The COVID-19 pandemic has increased and may continue to increase market risk. During 2020, the COVID-19 pandemic caused market disruptions and volatility. Continued market disruptions and volatility may negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies.
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
The Company has four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:
•Derivative collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets may increase collateral requirements to counterparties and create liquidity risk for the Company.
•Asset liability mismatch: There are liquidity risks associated with liabilities coming due prior to the matching asset cash flows. Structural maturities mismatch can occur in activities such as securities lending, where the liabilities are effectively overnight open transactions used to fund longer term assets.
•Wholesale funding: We depend upon the financial markets for funding. These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
•Insurance cash flows: We face potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

For a discussion of the Company's liquidity and sources and uses of liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity".
The COVID-19 pandemic has increased and may continue to increase liquidity risk. During 2020, the Company took significant actions to support liquidity as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Nevertheless, the impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
Operational Risk
Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events.
An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes, including recent and planned changes related to Prudential Financial's business transformation efforts.
Operational Risk Types
•Processes - Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices; improper administration of our products.
•Systems - Failures during the development and implementation of new systems; systems failures.
•People - Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.
•External Events - External crime; cyber-attack; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.
•Legal - Legal and regulatory compliance failures.
Potential Impacts
•Financial losses - The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.
•Customer impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.
•Regulatory fines or sanctions - When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.
•Legal actions - Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.
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
Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:
We are subject to business continuation risk, which is the risk that our operations, systems or data may be disrupted. We may experience a business continuation event as a result of:
•Severe pandemic, as we saw in 2020 with the COVID-19 pandemic, either naturally occurring or intentionally manipulated pathogens.
•Geo-political risks, including armed conflict and civil unrest.
•Terrorist events.
•Significant natural or accidental disasters.
•Cyber-attacks.

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
We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:
•Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks cannot be fully mitigated using technology or otherwise.
•Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.
•The risk associated with wrongdoers encrypting data (i.e., ransomware) or disrupting communications (i.e., denial of service) for the purposes of extortion continues to increase.
•Insurance and retirement services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.
•Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.
•We have also seen an increase in non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems, and we anticipate the attempts will become more common.
•We rely on third parties to provide services as described further below. While we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.
We may not adequately ensure the privacy of sensitive data. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. We have experienced cyber-security breaches as a result of which confidential and sensitive health-related information of our customers has been compromised. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.
Third parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through our captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of large numbers of decentralized sales personnel who are compensated based on commissions.  The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors.  Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs.  While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales practices accountability.

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

Additionally, certain of our affiliated distributors engage in direct marketing to consumers through telemarketing, email marketing and other lead generation activities that subject us to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act. Violations of these regulations could subject our affiliated distributors to litigation and regulatory inquiries that result in penalties or damages.

Many of our distribution personnel are independent contractors or franchisees. From time to time, their status has been challenged in courts and by government agencies, and various legislative or regulatory proposals have been introduced addressing the criteria for determining the status of independent contractors’ classification as employees for, among other things, employment tax purposes or other employment benefits. The costs associated with potential changes with respect to these independent contractor and franchisee classifications have impacted our results previously and could have a material adverse effect on our business in the future.

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
As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Furthermore, our models might change as the result of the new or changing laws or regulations.

The COVID-19 pandemic has increased and may continue to increase operational risk. One of the main impacts of the COVID-19 crisis has been executing Prudential Financial's and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included transitioning the vast majority of the global workforce to remote work arrangements. We have also made a number of operational changes to accommodate our customers as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19.”
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
Strategic Risk
We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, tactical risks may become strategic risks. For example, we have considered and must continue to consider the impact of the prolonged low interest rate environment on new product development and continued sales of interest sensitive products.
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:
•Financial sector regulatory reform.
•U.S. federal, state and local tax laws.
•Fiduciary rules and other standards of care.
•Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, accounting rules, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.
•Privacy and cybersecurity regulation.
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
•Interaction with Customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences may drive a need to redesign products. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model.
•Investment Portfolio. Technology may have a significant impact on the companies in which the Company invests. For example, environmental concerns spur scientific inquiry which may reposition the relative attractiveness of wind or sun power over oil and gas. The transportation industry may favor alternative modes of conveyance of goods which may shift trucking or air transport out of favor. Consumers may change their purchasing behavior to favor online activity which would change the role of malls and retail properties.
•Medical Advances. The Company is exposed to the impact of medical advances in two major ways. Genetic testing and the availability of that information unequally to consumers and insurers can bring anti-selection risks. Specifically, data from genetic testing can give our prospective customers a clearer view into their future, allowing them to select products protecting them against likelihoods of mortality or longevity with more precision. Also, technologies that extend lives will challenge our actuarial assumptions especially in the annuity-based businesses.
The COVID-19 pandemic has increased and may continue to increase strategic risk. The COVID-19 pandemic has caused and could continue to cause an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected. In addition, we expect near-term sales to be slowed by the impact of social distancing and financial hardship on our customers.

The following items are examples of other factors which could have a meaningful impact on our business.
•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial's subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.
•The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. Recent supervisory guidance reinforces the importance of market participants preparing for LIBOR to be phased out beginning at the end of 2021 through June 30, 2023. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate ("SOFR") which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the United States. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts, (2) the adoption of fallback provisions through the Inter-Bank Offered Rate ("IBOR") Fallbacks Protocol produced by the International Swaps and Derivatives Association and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.
•The changing competitive landscape may adversely affect the Company. In our business we face intense competition from insurance companies and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, access to customer data or other changes in the marketplace may present opportunities for new or smaller companies without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies and companies in other industries with greater access to customers and data have the potential to disrupt industries globally, and many participants have been partially funded by industry players.
•Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments. We cannot predict the long-term impacts on us from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio.
•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
•A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
•Lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.
•Our reputation may be adversely impacted if any of the risks described in this section are realized. Reputational risk could manifest from any of the risks as identified in the Company’s risk identification process. Failure to effectively manage risks across a broad range of risk issues exposes the Company to reputational harm. If the Company were to suffer a significant loss in reputation, both policyholders and counterparties could seek to exit existing relationships.  Additionally, large changes in credit worthiness, especially credit ratings, could impact access to funding markets while creating additional collateral requirements for existing relationships. The mismanagement of any such risks may potentially damage our reputational asset. Our business is anchored in the strength of our brand, our alignment to our values, and our proven commitment to keep our promises to our customers. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to our reputation.

•Each of the risks identified in this section relating to the COVID-19 pandemic could also manifest in the event of future pandemics, epidemics or other public health crises.
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
Item 6.  Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the "Forward-Looking Statements" included below the Table of Contents, “Risk Factors”, and the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Overview
The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.
COVID-19
Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations throughout 2020 and are expected to impact our results of operations in 2021. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
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
•Results of Operations. For the year ended 2020, we reported a net gain of $197 million, inclusive of the unfavorable financial market conditions and COVID-19 related claims that impacted our reported results. See “Results of Operations” for a discussion of results for the full year of 2020.
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
•Capital Resources. As of December 31, 2020, we maintained capital levels consistent with our ratings targets; however, market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources, or using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.
•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.
We believe we can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.
•CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act ("TCJA") and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 10 to the Consolidated Financial Statements for more information.
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
Financial and Economic Environment. Interest rates in the U.S. have experienced a sustained period of historically low levels, which continue to negatively impact our investment-related activity, including our investment income returns, net investment spread results, and portfolio income and reinvestment yields. See “Impact of a Low Interest Rate Environment” below. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Risk Factors”.
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
Impact of a Low Interest Rate Environment
As a global financial services company, market interest rates are a key driver of the Company's results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

•investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
•hedging costs and other risk mitigation activities;
•insurance reserve levels, market experience true-ups and amortization of deferred policy acquisition costs (“DAC”);
•customer account values, including their impact on fee income;
•product offerings, design features, crediting rates and sales mix; and
•policyholder behavior, including surrender or withdrawal activity.
For more information on interest rate risks, see "Risk Factors—Market Risk".
Accounting Policies & Pronouncements
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.
The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective or complex judgments.
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 8 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums or gross profits, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits”. As of December 31, 2020, DAC for our life products was $2.4 billion. There were no DAC and DSI balances as of December 31, 2020 for our annuity products due to a series of reinsurance transactions that the Company entered into on April 1, 2016 with Prudential Annuities Life Assurance Corporation ("PALAC") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 6, Note 8 and Note 9 to the Consolidated Financial Statements for additional information.
Amortization methodologies
Gross Premiums. DAC associated with term life policies is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.

Gross Profits. DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as (i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances less (ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain products, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts, and index-linked crediting features of certain universal life contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 9 and Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations”.
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
Annual assumptions review and quarterly adjustments
Annually, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates that have resulted in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC and DSI for our variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of December 31, 2020, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 1.3% near-term mean reversion equity expected rate of return.
With regard to interest rate assumptions used in evaluating DAC and DSI, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 50 basis points and now grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.
Insurance Liabilities
Future Policy Benefits
Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses
We establish reserves for future policy benefits to, or on behalf of, policyholders, using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:
•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”), unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC or DSI asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.

•For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, a liability is established when associated assessments (which include policy charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The result of the benefit ratio method is that the liability at any point in time represents an accumulation of the portion of assessments received to date expected to be needed to fund future excess payments, less any excess payments already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.
•For certain product guarantees, primarily certain optional living benefit features of the variable annuity products including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Consolidated Financial Statements.
The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality and policyholder behavior assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.
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

The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance risk (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 5 to the Consolidated Financial Statements.
The reserves for future policy benefits of our individual life business relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, investment yield and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are primarily established using the reserving methodology for GMDB and GMIB contracts. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.
Policyholders’ Account Balances
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Our unearned revenue reserve (“URR”), also reported as a component of “Policyholders’ account balances”, gross of reinsurance with a partial offset in “Reinsurance recoverables”. The URR balance was $1,378 million as of December 31, 2020. This reserve primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product's estimated gross profits, similar to DAC and DSI as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Consolidated Financial Statements.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2020 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.

The impacts presented within this table exclude the related impacts of our asset liability management strategy which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

	December 31, 2020
	Increase (Decrease) in
	Deferred Policy Acquisition Costs	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances	Net Impact
	(in millions)
Hypothetical change in current assumptions:
Long-term interest rate
Increase by 25 basis points	$5	$(25)	$(20)	$0
Decrease by 25 basis points	$(5)	$15	$10	$0
Long-term equity expected rate of return
Increase by 50 basis points	$10	$(95)	$(85)	$0
Decrease by 50 basis points	$(10)	$95	$85	$0
NPR credit spread
Increase by 50 basis points	$0	$(1,700)	$(1,785)	$85
Decrease by 50 basis points	$0	$1,880	$2,000	$(120)
Mortality
Increase by 1%	$(5)	$(175)	$(180)	$0
Decrease by 1%	$5	$175	$180	$0
Lapse
Increase by 10%	$(15)	$(700)	$(750)	$35
Decrease by 10%	$15	$720	$770	$(35)

Valuation of Investments, Including Derivatives, Measurement of Allowance for Credit Loss, and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:
•Valuation of investments, including derivatives;
•Measurement of the allowance for credit losses on fixed maturity securities classified as available-for-sale, commercial mortgage loans, and other loans; and
•Recognition of other-than-temporary impairments ("OTTI") for equity method investments.
We present at fair value in the statements of financial position our debt security investments classified as available-for-sale, investments classified as trading, and certain fixed maturities, equity securities and certain investments within “Other invested assets,” such as derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 5 to the Consolidated Financial Statements.
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss)” (“AOCI”), a separate component of equity. For our investments classified as trading and equity securities, the impact of changes in fair value is recorded within “Other income”. Our commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses.

In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities, commercial mortgage and other loans. For additional information regarding our policies regarding the measurement of credit losses, see Note 2 to the Consolidated Financial Statements.
For equity method investments, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements.
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
In December 2017, Securities and Exchange Commission (“SEC”) staff issued “Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allowed the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 10 to the Consolidated Financial Statements for a discussion of refinements to provisional amounts related to The United States Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) included in “Income tax expense (benefit) before equity in earnings of operating joint ventures” in 2018.
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2020 "Income tax expense (benefit)" of $1 million.
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses up to five years. For 2020, the Company has recorded an income tax benefit of $70 million from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.
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
Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position
2020 to 2019 Annual Comparison
Total assets increased $17 billion from $191 billion at December 31, 2019 to $208 billion at December 31, 2020. Significant components were:
•Reinsurance recoverables increased $8 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by declining interest rates, partially offset by favorable equity market performance, in addition to unfavorable universal life guaranteed minimum death benefit reserves from ongoing adverse insurance and investment assumption updates;
•Separate account assets increased $7 billion primarily driven by favorable market performance, partially offset by net outflows and policy charges; and
•Total investments and Cash and cash equivalents increased $2 billion primarily driven by capital contributions of $575 million to fund additional reserve requirements and unrealized gains on investments due to tightening credit spreads.
Total liabilities increased $16 billion from $188 billion at December 31, 2019 to $204 billion at December 31, 2020. Significant components were:
•Future policy benefits increased $8 billion primarily driven by an increase in the variable annuity living benefit liabilities and ongoing impacts from assumption updates, as discussed above, and business growth on the universal life business;
•Separate account liabilities increased $7 billion corresponding to the increase in Separate account assets, as discussed above; and
•Policyholders’ account balances increased $1 billion primarily driven by universal life business growth.
Total equity increased $1 billion primarily driven by capital contributions from Prudential Insurance to fund additional reserve requirements, as discussed above.
Results of Operations
Income (loss) from Operations before Income Taxes
2020 to 2019 Annual Comparison
Income from operations before income taxes decreased $91 million from income of $159 million in 2019 to income of $68 million in 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, income decreased $131 million primarily driven by:
•Higher Policyholders’ benefits from an increase in reserves due to continued growth in retained principle-based reserving (“PBR”) products and higher mortality;
Partially offset by:
•Higher Policy charges and fee income due to increased variable life sales and higher charges from PBR universal life policies; and
•Higher Premiums from continued growth in PBR term policies.
Revenues, Benefits and Expenses
2020 to 2019 Annual Comparison
Revenues increased $174 million from a gain of $949 million in 2019 to a gain of $1,123 million in 2020. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the increase was $136 million primarily driven by:
•Higher Policy charges and fee income due to increased variable life sales and higher charges from PBR universal life policies;
•Higher Premiums from continued growth in PBR term policies retained; and
•Higher Realized investment gains (losses), net driven by an increase in living benefit fees ceded as reserves on the living benefit guarantees increased relatively more than prior year partially offset by losses on fixed maturity investments from tightening credit spreads.

Benefits and expenses increased $265 million from an expense of $791 million in 2019 to an expense of $1,055 million in 2020. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the increase was $267 million primarily driven by:
•Higher Policyholders’ benefits from an increase in reserves due to continued growth in retained PBR products and higher mortality; and
•Higher Interest credited to policyholders' accounts driven by retained business growth and unfavorable impacts from the Indexed Universal Life product's future segment valuation.
Risks and Risk Mitigants
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of Product Design Features and an Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through reinsurance for certain of our variable annuity products. For information on our reinsurance agreements, see “Business—Reinsurance” and Note 9 to the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders have been discontinued as of December 31, 2020. See “Business—Products” section for more information about these products.
Product Design Features:
A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with currently-sold highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
Asset Liability Management Strategy (including fixed income instruments and derivatives):
PALAC and Prudential Insurance employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using an ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.
Capital Hedge Program:
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

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2020, 2019 and 2018, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$14	$33	$12
Non-taxable investment income	(47)	(52)	(50)
Tax credits	(28)	(40)	(40)
Changes in tax law	(70)	0	4
Settlements with taxing authorities	0	0	21
Other	1	0	0
Reported income tax expense (benefit)	$(130)	$(59)	$(53)
Effective tax rate	(191.2)%	(37.2)%	(91.1)%
Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint ventures." Our effective tax rate for fiscal years 2020, 2019 and 2018 was (191.2)%, (37.2)% and (91.1)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 10 to the Consolidated Financial Statements. The decrease in the effective tax rate from (37.2)% in 2019 to (191.2)% in 2020 was primarily driven by a decrease in pre-tax income in 2020 and the impact of the CARES Act. The increase in the effective tax rate from (91.1)% in 2018 to (37.2)% in 2019 was primarily driven by an increase in pre-tax income in 2019.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2020, 2019 and 2018. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors".
COVID-19 and Related Market Disruptions
Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. In 2020, we took the following significant management actions that impacted our liquidity and capital position, including in response to this macro environment and the global pandemic:

•We accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.
Liquidity. The Company continues to operate with significant liquid resources; nevertheless, adverse developments related to COVID-19 and associated market dislocations could strain our existing liquidity. Any need to increase the use of our alternative sources of liquidity, may result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.
Capital. As of December 31, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair values of our investment portfolio, which would negatively impact the statutory capital of the Company and its insurance subsidiary. Adverse market conditions could require us to take additional management actions to maintain capital consistent with ratings objectives, which may include redeploying financial resources from internal sources or, using available external sources of capital or seeking additional sources.
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
Capital
We manage the Company to regulatory capital levels consistent with our "AA" ratings targets. We utilize the risk-based capital (“RBC”) ratio as a primary measure of capital adequacy. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.
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
Liquidity
Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity is considered in the internal liquidity measures of the Company.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2020 and 2019, the Company had liquid assets of $7.6 billion and $6.3 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $0.5 billion and $0.6 billion as of December 31, 2020 and 2019, respectively. As of December 31, 2020, $6.6 billion, or 94%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
Financing Activities
Term and Universal Life Reserve Financing
For business written prior to the implementation of principle-based reserving, Regulation XXX and Guideline AXXX require domestic life insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life policies with similar guarantees. Many market participants believe that these levels of reserves are excessive relative to the levels reasonably required to maintain solvency for moderately adverse experience. The difference between the statutory reserve and the amount necessary to maintain solvency for moderately adverse experience is considered to be the non-economic portion of the statutory reserve.
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

As of December 31, 2020, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,825 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,919 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $13,700 million, of which $12,009 million was outstanding as of December 31, 2019. The amounts reflect a $1,200 million Credit-Linked Note Structure entered into in June 2020 for Guideline AXXX reserves, of which $700 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.
As of December 31, 2020, our affiliated captive reinsurance companies had outstanding an aggregate of $2.8 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.2 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves. In addition, as of December 31, 2020, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.
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
Effective April 1, 2016, the Company reinsured variable annuity base contracts, along with the living benefit guarantees to PALAC, excluding the Pruco life Insurance Company of New Jersey business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. These reinsurance agreements cover new and in-force business and exclude business reinsured externally. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders which has no impact on these reinsurance agreements. Additionally, the living benefit hedging program related to the living benefit guarantees as well as the product risks for retained and reinsured businesses are being managed within PALAC and Prudential Insurance, as applicable.
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
Our risk management process utilizes a variety of tools and techniques, including:

•Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);
•Asset/liability management;
•Stress scenario testing;
•Hedging programs and affiliated reinsurance; and
•Risk management governance, including policies, limits and a committee that oversees investment and market risk.
Market Risk Mitigation
Risk mitigation takes three primary forms:
•Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
•Management of portfolio concentration risk: For example, ongoing monitoring and management of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.
Market Risk Related to Interest Rates
We perform liability-driven investing and engage in careful asset/liability management. Asset/liability mismatches create the risk that changes in liability values will differ from the changes in the value of the related assets. Additionally, changes in interest rates may impact other items including, but not limited to, the following:
•Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments;
•Asset-based fees earned on assets under management or contractholder account values;
•Estimated total gross profits and the amortization of deferred policy acquisition and other costs;
•Net exposure to the guarantees provided under certain products; and
•Our capital levels.
In order to mitigate the impact that an unfavorable interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage interest rate risk successfully through several market cycles.
We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change in duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liability duration targets. In certain markets, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting duration targets. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.
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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2020 and 2019. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2020			December 31, 2019
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$7,095	$(691)		$5,742	$(512)
Policy loans		1,324	0		1,314	0
Commercial mortgage and other loans		1,359	(64)		1,289	(63)
Derivatives:
Futures	$58	0	0	$0	0	0
Swaps	1,673	23	(23)	1,499	58	(15)
Options	3,245	109	1	2,680	96	1
Forwards	55	(1)	0	22	(1)	0
Embedded derivatives(2)(3)		(14,179)	6,145		(9,397)	5,014
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		(1,715)	9		(1,542)	8
Net estimated potential gain (loss)(5)			$5,377			$4,433
(1)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Embedded derivatives relate to certain features associated with variable annuity and indexed universal life contracts. The fair value and hypothetical change in fair value of each is $(13,024) million and $5,997 million, and $(1,155) million and $148 million, respectively, as of December 31, 2020. The fair value and hypothetical change in fair value of each is $(8,435) million and $4,828 million, and $(962) million and $186 million, respectively, as of December 31, 2019. Embedded derivatives associated with variable annuity contracts are generally reinsured to an affiliate as part of our risk management strategy.
(4)Excludes $55 billion and $47 billion as of December 31, 2020 and 2019, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
(5)Excludes reinsurance recoverable which largely offsets the gains and losses of embedded derivatives related primarily to certain features associated with variable annuity contracts and "Policyholders' account balances-investment contracts."
Market Risk Related to Equity Prices
We have exposure to equity price risk through our investments in equity securities, equity-based derivatives and embedded derivatives associated with certain of the optional living benefit features of variable annuity and index-linked crediting features of indexed universal life contracts. As discussed above, our variable annuity optional living benefits accounted for as embedded derivatives are generally reinsured to affiliates and a third party reinsurer as part of our risk management strategy. Changes in equity prices may impact other items including, but not limited to, the following:
•Asset-based fees earned on assets under management or contractholder account value;
•Estimated total gross profits and the amortization of deferred policy acquisition and other costs; and
•Net exposure to the guarantees provided under certain products.

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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. As of December 31, 2020, excluding the embedded derivatives associated with variable annuity contracts (generally reinsured to an affiliate as part of our risk management strategy as discussed above), the impact from this hypothetical scenario was primarily from embedded derivatives associated with indexed universal life contracts of fair value and hypothetical change in fair value of $(1,155) million and $52 million, respectively. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets, it does represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such event.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiary, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2020, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
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
March 19, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiary (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial assets reported at amortized cost, certain off-balance sheet exposures, and impairments for fixed maturities, available-for-sale in 2020, and the manner in which it accounts for certain financial assets and liabilities and in which it accounts for certain tax effects originally recognized in accumulated other comprehensive income in 2018.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Guaranteed Benefit Features Associated with Certain Life Products Included in the Liability for Future Policy Benefits

As described in Notes 2, 5, 7 and 8 to the consolidated financial statements, the Company issues certain life insurance products that include certain contract features, including no-lapse guarantees. The liability for no-lapse guarantee features is grouped with guaranteed minimum death benefit ("GMDB") features in Note 8. For GMDB contract features, additional policyholder liabilities are established when associated assessments are recognized. As of December 31, 2020, the additional liability for these contract features included in the liability for future policy benefits was $9.4 billion. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits is a critical audit matter are (i) the significant judgment by management to determine the aforementioned assumptions for the additional policyholder liabilities, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the aforementioned assumptions used in the valuation of the additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits, including controls over the development of the assumptions used in the valuation of the additional policyholder liabilities. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits, which included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of management’s models and (ii) evaluating the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

Valuation of the Deferred Acquisition Costs Related to Universal Life and Variable Life Products

As described in Notes 2 and 6 to the consolidated financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal insurance business to the extent such costs are deemed recoverable from future profits. As of December 31, 2020, a significant portion of the $2.4 billion of deferred policy acquisition costs ("DAC") are associated with universal life and variable life products. DAC related to universal life and variable life products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.

The principal considerations for our determination that performing procedures relating to the valuation of DAC related to universal life and variable life products is a critical audit matter are (i) the significant judgment by management to determine the assumptions used in the projection of gross profits used to amortize DAC related to mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the “significant assumptions”), (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to universal life and variable life products, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of DAC related to universal life and variable life products, which included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of management’s models, and (ii) evaluating the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the assumptions and testing that the assumptions are accurately reflected in the models.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 19, 2021

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
December 31, 2020 and 2019 (in thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2020-$2,339) (amortized cost: 2020 – $6,157,371; 2019 – $5,283,266)	$7,012,631	$5,681,970
Fixed maturities, trading, at fair value (amortized cost: 2020 – $73,413; 2019 – $59,995)	82,482	59,964
Equity securities, at fair value (cost: 2020 – $105,508; 2019 – $6,360)	108,457	10,494
Policy loans	1,323,681	1,314,064
Short-term investments	49,997	0
Commercial mortgage and other loans (net of $4,552 and $1,768 allowance for credit losses at December 31, 2020 and December 31, 2019, respectively)(1)	1,288,846	1,239,885
Other invested assets (includes $94,939 and $87,456 measured at fair value at December 31, 2020 and 2019, respectively)	520,955	429,558
Total investments	10,387,049	8,735,935
Cash and cash equivalents	426,979	563,199
Deferred policy acquisition costs(1)	2,433,936	1,855,698
Accrued investment income	93,613	89,448
Reinsurance recoverables(1)	48,367,096	40,710,159
Receivables from parent and affiliates	266,473	271,981
Income taxes receivable(1)	175,024	102,652
Other assets	417,508	441,543
Separate account assets	145,740,422	138,387,772
TOTAL ASSETS	$208,308,100	$191,158,387
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(1)	$32,889,181	$25,258,673
Policyholders’ account balances(1)	23,857,574	22,878,823
Cash collateral for loaned securities	2,725	7,529
Short-term debt to affiliates	0	2,845
Payables to parent and affiliates	75,990	216,842
Other liabilities(1)	1,694,492	1,390,876
Separate account liabilities	145,740,422	138,387,772
Total liabilities	204,260,384	188,143,360
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,726,690	1,153,632
Retained earnings	1,772,398	1,577,453
Accumulated other comprehensive income (loss)	546,128	281,442
Total equity	4,047,716	3,015,027
TOTAL LIABILITIES AND EQUITY	$208,308,100	$191,158,387
(1) December 31, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2020, 2019, and 2018 (in thousands)

	2020	2019	2018
REVENUES
Premiums	$92,176	$28,544	$50,808
Policy charges and fee income	624,320	544,156	533,327
Net investment income	367,350	393,797	325,287
Asset administration fees	19,138	16,056	14,368
Other income	83,256	83,560	72,964
Realized investment gains (losses), net	(62,976)	(116,749)	(167,278)
TOTAL REVENUES	1,123,264	949,364	829,476
BENEFITS AND EXPENSES
Policyholders’ benefits	298,149	153,074	149,499
Interest credited to policyholders’ account balances	233,375	187,229	171,993
Amortization of deferred policy acquisition costs	140,562	113,318	135,826
General, administrative and other expenses	383,043	336,959	314,371
TOTAL BENEFITS AND EXPENSES	1,055,129	790,580	771,689
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	68,135	158,784	57,787
Income tax expense (benefit)	(130,248)	(59,132)	(52,641)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	198,383	217,916	110,428
Equity in earnings of operating joint venture, net of taxes	(1,686)	(917)	(1,790)
NET INCOME (LOSS)	$196,697	$216,999	$108,638
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	599	9,572	(17,745)
Net unrealized investment gains (losses)	334,893	381,447	(259,981)
Total	335,492	391,019	(277,726)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	70,806	81,281	(55,174)
Other comprehensive income (loss), net of taxes	264,686	309,738	(222,552)
Comprehensive income (loss)	$461,383	$526,737	$(113,914)
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2020, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2017	$2,500	$1,141,092	$1,526,310	$165,346	$2,835,248
Cumulative effect of adoption of ASU 2016-01			7,936	(1,539)	6,397
Cumulative effect of adoption of ASU 2018-02			(30,449)	30,449	0
Contributed capital		5,500			5,500
Dividend to parent			0		0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income:
Net income (loss)			108,638		108,638
Other comprehensive income (loss), net of tax				(222,552)	(222,552)
Total comprehensive income (loss)					(113,914)
Balance, December 31, 2018	2,500	1,146,592	1,612,435	(28,296)	2,733,231
Cumulative effect of adoption of accounting changes(1)			(1,981)		(1,981)
Contributed capital		5,900			5,900
Dividend to parent			(250,000)		(250,000)
Contributed (distributed) capital-parent/child asset transfers		1,140			1,140
Comprehensive income:
Net income (loss)			216,999		216,999
Other comprehensive income (loss), net of tax				309,738	309,738
Total comprehensive income (loss)					526,737
Balance, December 31, 2019	2,500	1,153,632	1,577,453	281,442	3,015,027
Cumulative effect of adoption of accounting changes(2)			(1,752)		(1,752)
Contributed capital		575,000			575,000
Dividend to parent			0		0
Contributed (distributed) capital-parent/child asset transfers		(1,942)			(1,942)
Comprehensive income:
Net income (loss)			196,697		196,697
Other comprehensive income (loss), net of tax				264,686	264,686
Total comprehensive income (loss)					461,383
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716
(1) Includes the impact from the adoption of ASU 2017-08 and 2017-12.
(2) Includes the impact from the adoption of ASU 2016-13. See Note 2.
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018 (in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$196,697	$216,999	$108,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income(1)	(81,850)	(53,158)	(49,038)
Interest credited to policyholders’ account balances	233,375	187,229	171,993
Realized investment (gains) losses, net	62,976	116,749	167,278
Amortization and other non-cash items	(102,443)	(81,847)	(43,259)
Change in:
Future policy benefits	2,658,195	2,538,263	1,843,825
Reinsurance recoverables	(2,440,532)	(2,739,573)	(1,832,092)
Accrued investment income	(4,165)	(1,170)	(5,937)
Net payables to/receivables from parent and affiliates	(145,743)	(7,175)	18,457
Deferred policy acquisition costs	(617,907)	(338,455)	(211,059)
Income taxes	(142,196)	(138,706)	(28,950)
Derivatives, net	10,969	143,004	(44,585)
Other, net	(6,498)	(22,573)	(4,487)
Cash flows from (used in) operating activities	(379,122)	(180,413)	90,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	385,245	948,693	561,340
Equity securities	5,043	29,532	6,008
Policy loans	174,208	162,744	153,124
Ceded policy loans	(12,863)	(11,953)	(15,131)
Short-term investments	371,508	51,117	13,404
Commercial mortgage and other loans	123,124	144,512	64,261
Other invested assets	16,280	18,599	19,527
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,269,808)	(940,605)	(875,672)
Fixed maturities, trading	(13,418)	(15,235)	(6,481)
Equity securities	(99,871)	(110)	(5,039)
Policy loans	(137,133)	(196,508)	(179,968)
Ceded policy loans	20,053	19,790	17,036
Short-term investments	(421,495)	(51,113)	(13,430)
Commercial mortgage and other loans	(165,398)	(171,762)	(199,847)
Other invested assets	(74,231)	(84,762)	(70,902)
Notes receivable from parent and affiliates, net	905	15,980	(2,464)
Derivatives, net	(4,048)	(4,056)	639
Other, net	2,290	(6,342)	(2,880)
Cash flows from (used in) investing activities	(1,099,609)	(91,479)	(536,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	4,775,163	5,407,620	5,093,239
Ceded policyholders’ account deposits	(3,479,973)	(3,537,492)	(3,230,005)
Policyholders’ account withdrawals	(3,291,806)	(3,568,340)	(3,135,714)
Ceded policyholders’ account withdrawals	2,709,182	2,431,701	2,022,519
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(4,804)	(3,534)	(22,106)
Dividend to parent	0	(250,000)	0
Contributed Capital	575,000	0	0
Contributed (distributed) capital - parent/child asset transfers	(2,458)	1,443	0
Net change in financing arrangements (maturities 90 days or less)	(2,845)	2,845	0

Drafts outstanding	40,514	7,150	(10,334)
Other, net(1)	24,538	(73,142)	(67,637)
Cash flows from (used in) financing activities	1,342,511	418,251	649,962
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,220)	146,359	204,271
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	563,199	416,840	212,569
CASH AND CASH EQUIVALENTS, END OF YEAR	$426,979	$563,199	$416,840
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$11,948	$79,574	$(23,684)
Interest paid	$2,783	$3,204	$3,099
(1) Prior period amounts have been revised to correct an error. See Note 16 for details.
Significant Non-Cash Transactions
There were no significant non-cash transactions for the years ended December 31, 2020, 2019 and 2018.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Intercompany balances and transactions have been eliminated.

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

The most significant estimates include those used in determining deferred policy acquisition cost ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments ("OTTI"); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, the Company’s results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company’s financial statements in the areas of, among others, i) investments: increased risk of loss on the Company's investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in the Company's insurance liabilities and certain related balances (e.g., DAC, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or its businesses.

Out of Period Adjustment

During the third quarter of 2020, the Company recorded an out of period adjustment which resulted in a net decrease of $7 million to "Income (loss) from operations before income taxes and equity in earnings of operating joint venture" for the year ended December 31, 2020. This adjustment primarily increased “General, administrative and other expenses” and relates to a correction of inputs to certain actuarial calculations which resulted in an overstatement of deferred policy acquisition costs. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Revision to Prior Period Consolidated Financial Statements

The Company identified an error in the presentation of certain cash flow activity related to policyholders' account balances that impacted several line items within previously issued Consolidated Statements of Cash Flows. Prior period amounts have been revised in the financial statements to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 16 for a more detailed description of the revision and for comparisons of amounts previously reported to the revised amounts.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

ASSETS

Fixed maturities, available-for-sale, at fair value ("AFS debt securities") includes bonds, notes and redeemable preferred stock that are carried at fair value. See Note 5 for additional information regarding the determination of fair value. The purchased cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity or, if applicable, call date.

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security. For all other AFS debt securities, qualitative factors are first considered including, but not limited to, the extent of the decline and the reasons for the decline in value (e.g., credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer. If analysis of these qualitative factors results in the security needing to be impaired, the credit impairment will be measured as the extent to which the amortized cost exceeds the net present value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition.

Credit impairment is recognized as an allowance for credit losses and reported in “Realized investment gains (losses), net.” Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security.

The Company adopted Accounting Standards Update ("ASU") 2016-13, and related ASUs, effective January 1, 2020. See “Recent Accounting Pronouncements” in this Note for additional information about the adoption. Prior to the adoption of ASU 2016-13, credit impairments were recognized as a direct write down to the cost basis of the security.

Interest income, including amortization of premium and accretion of discount, are included in “Net investment income” under the effective yield method. Prepayment premiums are also included in “Net investment income.”

For high credit quality mortgage-backed and asset-backed AFS debt securities (those rated AA or above), the amortized cost and effective yield of the securities are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to “Net investment income” in accordance with the retrospective method.

For mortgage-backed and asset-backed AFS debt securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is purchased with credit deterioration or an allowance is currently recorded for the respective security. If an investment is impaired, any changes in the estimated timing and amount of cash flows will be recorded as the credit impairment, as opposed to a yield adjustment. If the asset is purchased with credit deterioration (or previously impaired) the effective yield will be adjusted if there are favorable changes in cash flows subsequent to the allowance being reduced to zero. Prior to the adoption of ASU 2016-13, the effective yield was adjusted prospectively unless an impairment was recorded in the current period.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

For mortgage-backed and asset-backed AFS debt securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. These assumptions can significantly impact income recognition and the amount of impairment recognized in earnings and other comprehensive income (loss) (“OCI”). The payment priority of the respective security is also considered. For all other AFS debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in OCI. Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

When an AFS debt security’s fair value is below amortized cost and (1) the Company has the intent to sell the AFS debt security, or (2) it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The impairment is reported in “Realized investment gains (losses), net.”

The associated unrealized gains and losses, net of tax, and the effect on DAC, deferred sales inducements ("DSI"), future policy benefits and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). Each of these balances is discussed in greater detail below.

Fixed maturities, trading, at fair value consists of fixed maturities that are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is comprised of common stock and mutual fund shares that are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and dividend income is reported in “Net investment income” on the ex-dividend date.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of the current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 14 for additional information.

Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income.”

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. Prior to the adoption of ASU 2016-13, the allowance was based upon credit losses that were probable of occurring for recognized loans, not an estimate of credit losses that may occur over the remaining life of the asset.

The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, other collateralized and uncollateralized loans. For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model.

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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

The CECL allowance on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. The change in allowance is reported in “Realized investment gains (losses), net.” As it relates to unfunded commitments that are in scope of this guidance, the CECL allowance is reported in “Other liabilities,” and the change in the allowance is reported in “Realized investment gains (losses), net.”

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The CECL allowance for other collateralized and uncollateralized loans (e.g., corporate loans) carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

Once the Company has deemed a portion of the amortized costs to be uncollectible, the uncollectible portion of allowance is removed from the balance sheet by writing down the amortized cost basis of the loan. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Interest received on loans that are past due is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. See Note 3 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When the Company discontinues accruing interest on a loan, any accrued but uncollectible interest on the loan and other loans backed by the same collateral, if any, is charged against interest income in the same period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, or the loan has been modified, a regular payment performance has been established.

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring (“TDR”). These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a TDR. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a TDR as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a TDR. When there is a reasonable expectation that the Company will execute a TDR, all effects of the potential restructuring are considered for the estimation of the CECL allowance.

When a loan is modified in a TDR, the CECL allowance of the loan is remeasured using the modified terms and the loan’s original effective yield, and the allowance is adjusted accordingly. The loan will be evaluated to determine whether the loan no longer has similar credit risk characteristics of the commercial or agricultural mortgage loan pools and need to be evaluated for an allowance on an individual basis. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loan.

In a TDR where the Company receives assets in full satisfaction of the debt, any CECL allowance is reversed and a direct write-down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for credit impairment based on the CECL allowance process noted above.

Other invested assets consist of the Company’s non-coupon investments in limited partnerships and limited liability companies ("LPs/LLCs"), other than operating joint ventures, as well as derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Other income”. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, investments in joint ventures and limited partnerships and other types of investments, as well as changes to the allowance for credit losses recognized in earnings. Realized investment gains and losses also reflect fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

Deferred policy acquisition costs are costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC," net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions; however, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of certain universal life contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial, a United States Securities and Exchange Commission (the "SEC") registrant, and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 9. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates and third party reinsurers, and are reported on the Consolidated Statements of Financial Position net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. For additional information about these arrangements see Note 9.

Income taxes receivable primarily represents the net deferred tax asset and the Company’s estimated taxes receivable for the current year and open audit years.

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

In December of 2017, SEC staff issued "SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allowed registrants to record provisional amounts during a 'measurement period' not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 10 for a discussion of refinements to the provisional amount related to The United States Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") included in “Income tax expense (benefit)” in 2018.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process. First, the Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company’s liability for income taxes includes a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service ("IRS") or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 10 for additional information regarding income taxes.

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

Separate account assets represent segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities, fixed maturities, and real estate-related investments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the contractholders and are not included in the Company’s consolidated results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”. See Note 8 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

Future policy benefits include liabilities related to certain long-duration life and annuity contracts, which are discussed more fully in Note 8. These liabilities represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no-lapse guarantees for our variable and universal life products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 5.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities. See Note 7 for additional information regarding policyholders’ account balances. Policyholders’ account balances also includes amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5.

Cash collateral for loaned securities represent liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as "Net investment income".

Securities sold under agreements to repurchase represent liabilities associated with securities repurchase agreements that are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

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

Policyholders’ account balances also includes amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Annuities Life Assurance Corporation ("PALAC"), excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. See Note 9 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits" and “Reinsurance recoverables”. Changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net".

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

This ASU requires the use of a new CECL model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the OTTI guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

The impacts of this ASU on the Company’s Consolidated Financial Statements primarily include (1) A Cumulative Effect Adjustment Upon Adoption; (2) Changes to the Presentation of the Consolidated Statements of Financial Position and Consolidated Statements of Operations; and (3) Changes to Accounting Policies. Each of these impacts is described below.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

(2) Changes to the Presentation of the Consolidated Statements of Financial Position and Consolidated Statements of Operations

The allowance for credit losses is presented parenthetically on relevant line items in the Consolidated Statements of Financial Position. In the Consolidated Statements of Operations, realized investment gains (losses), net are presented on one line item and will no longer reflect the breakout of OTTI on fixed maturity securities; OTTI on fixed maturity securities transferred to OCI; and other realized investment gains (losses), net. The presentation of this detail in prior periods is immaterial.

(3) Changes to Accounting Policies

The narrative description of our significant accounting policies at the beginning of this Note reflects our policies as of December 31, 2020, including the policies associated with the adoption of ASU 2016-13.

Other ASUs adopted during the year ended December 31, 2020

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

ASU issued but not yet adopted as of December 31, 2020 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) a full retrospective transition method.	The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s NPR, which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits ("GMDB") on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,946	$2,931	$22	$0	$77,855
Obligations of U.S. states and their political subdivisions	460,003	57,948	0	0	517,951
Foreign government bonds	206,633	44,254	32	0	250,855
U.S. public corporate securities	2,473,440	456,581	587	0	2,929,434
U.S. private corporate securities	919,316	95,793	2,198	855	1,012,056
Foreign public corporate securities	278,717	42,899	886	0	320,730
Foreign private corporate securities	977,539	123,006	7,131	1,484	1,091,930
Asset-backed securities(1)	236,909	1,115	386	0	237,638
Commercial mortgage-backed securities	480,412	40,660	125	0	520,947
Residential mortgage-backed securities(2)	49,456	3,779	0	0	53,235
Total fixed maturities, available-for-sale	$6,157,371	$868,966	$11,367	$2,339	$7,012,631
(1)Includes credit-tranched securities collateralized by loan obligations, credit cards, auto loans, education loans and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,622	$2,846	$0	$86,468	$0
Obligations of U.S. states and their political subdivisions	458,152	39,675	0	497,827	0
Foreign government bonds	196,034	26,793	1	222,826	0
U.S. public corporate securities	1,914,503	229,071	2,247	2,141,327	0
U.S. private corporate securities	886,281	44,497	1,006	929,772	0
Foreign public corporate securities	256,843	22,158	385	278,616	0
Foreign private corporate securities	939,603	38,426	19,551	958,478	0
Asset-backed securities(1)	119,602	800	466	119,936	(7)
Commercial mortgage-backed securities	367,848	15,231	163	382,916	0
Residential mortgage-backed securities(2)	60,778	3,050	24	63,804	(131)
Total fixed maturities, available-for-sale	$5,283,266	$422,547	$23,843	$5,681,970	$(138)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,255	$22	$0	$0	$2,255	$22
Foreign government bonds	2,270	32	0	0	2,270	32
U.S. public corporate securities	33,295	341	2,754	246	36,049	587
U.S. private corporate securities	33,806	771	6,659	1,427	40,465	2,198
Foreign public corporate securities	6,432	97	6,464	789	12,896	886
Foreign private corporate securities	2,931	131	85,340	6,657	88,271	6,788
Asset-backed securities	51,914	183	70,503	203	122,417	386
Commercial mortgage-backed securities	17,443	125	0	0	17,443	125
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$150,346	$1,702	$171,720	$9,322	$322,066	$11,024

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

As of December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $5.0 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $6.0 million, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2020, $9.3 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and utility sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$132,265	$134,349
Due after one year through five years	701,919	745,249
Due after five years through ten years	1,006,387	1,113,006
Due after ten years	3,550,023	4,208,207
Asset-backed securities	236,909	237,638
Commercial mortgage-backed securities	480,412	520,947
Residential mortgage-backed securities	49,456	53,235
Total fixed maturities, available-for-sale	$6,157,371	$7,012,631

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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$81,766	$633,787	$234,617
Proceeds from maturities/prepayments	305,859	314,906	326,664
Gross investment gains from sales and maturities	1,293	59,557	1,370
Gross investment losses from sales and maturities	(1,878)	(3,785)	(11,000)
OTTI recognized in earnings(2)	N/A	(9,034)	(3,710)
Write-downs recognized in earnings(3)	(4,312)	N/A	N/A
(Addition to) release of allowance for credit losses(4)	(2,339)	N/A	N/A

(1)Includes $2.4 million, $0.0 million and $(0.1) million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)For the years ended December 31, 2019 and 2018, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(3)For the year ended December 31, 2020, amounts represent write-downs of credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(4)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

The following table sets forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	5,672	0	0	0	5,672
Reductions for securities sold during the period	0	0	(3,147)	0	0	0	(3,147)
Addition (reductions) on securities with previous allowance	0	0	(186)	0	0	0	(186)
Write-downs charged against the allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2,339	$0	$0	$0	$2,339

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.
For the year ended December 31, 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.
The Company did not have any fixed maturity securities purchased with credit deterioration, as of December 31, 2020.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(1.2) million, $(1.0) million and $(2.8) million during the years ended December 31, 2020, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$364,549	28.2%	$355,175	28.6%
Hospitality	34,069	2.6	31,449	2.5
Industrial	399,017	30.9	299,803	24.1
Office	195,443	15.1	205,498	16.6
Other	138,477	10.7	136,841	11.0
Retail	142,266	11.0	190,690	15.4
Total commercial mortgage loans	1,273,821	98.5	1,219,456	98.2
Agricultural property loans	19,577	1.5	22,197	1.8
Total commercial mortgage and agricultural property loans	1,293,398	100.0%	1,241,653	100.0%
Allowance for credit losses	(4,552)		(1,768)
Total net commercial mortgage and agricultural property loans	$1,288,846		$1,239,885

As of December 31, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (22%), Texas (13%) and New York (7%)) and included loans secured by properties in Europe (12%), Mexico (3%), and Australia (2%).
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$1,728	$66	$1,794
Addition to (release of) allowance for credit losses	298	(27)	271
Balance at December 31, 2018	$2,026	$39	$2,065
Addition to (release of) allowance for credit losses	(283)	(14)	(297)
Balance at December 31, 2019	$1,743	$25	$1,768
Cumulative effect of adoption of ASU 2016-13	2,495	(8)	2,487
Addition to (release of) allowance for expected losses	308	(11)	297
Balance at December 31, 2020	$4,546	$6	$4,552

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.
For the year ended December 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$10,645	$47,284	$33,443	$92,410	$162,030	$251,903	$597,715
60%-69.99%	69,819	95,331	141,260	52,710	80,875	43,823	483,818
70%-79.99%	63,783	36,099	22,431	32,476	21,178	15,342	191,309
80% or greater	0	0	0	979	0	0	979
Total	$144,247	$178,714	$197,134	$178,575	$264,083	$311,068	$1,273,821
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$128,839	$159,476	$177,098	$171,255	$238,010	$290,741	$1,165,419
1.0 - 1.2x	15,408	10,334	7,134	7,320	26,073	16,418	82,687
Less than 1.0x	0	8,904	12,902	0	0	3,909	25,715
Total	$144,247	$178,714	$197,134	$178,575	$264,083	$311,068	$1,273,821
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$6,486	$0	$13,091	$19,577
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$0	$0	$6,486	$0	$13,091	$19,577
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$0	$0	$6,486	$0	$12,276	$18,762
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	815	815
Total	$0	$0	$0	$6,486	$0	$13,091	$19,577

Commercial mortgage loans
	December 31, 2019
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$655,136	$18,418	$1,097	$674,651
60%-69.99%	354,827	12,799	0	367,626
70%-79.99%	149,448	27,506	0	176,954
80% or greater	0	225	0	225
Total commercial mortgage loans	$1,159,411	$58,948	$1,097	$1,219,456

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,273,821	$0	$0	$0	$1,273,821	$0
Agricultural property loans	19,577	0	0	0	19,577	0
Total	$1,293,398	$0	$0	$0	$1,293,398	$0

(1)As of December 31, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,219,456	$0	$0	$0	$1,219,456	$0
Agricultural property loans	22,197	0	0	0	22,197	0
Total	$1,241,653	$0	$0	$0	$1,241,653	$0

(1)As of December 31, 2019, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.
There were no loans on non-accrual status as of December 31, 2020. Loans on non-accrual status did not recognize interest income for the year ended December 31, 2020.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of December 31, 2020.
For both the years ended December 31, 2020 and 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the years ended December 31, 2020 and 2019, there were $0 million and $5 million of commercial mortgage and other loans sold, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2020	2019
	(in thousands)
Company's investment in separate accounts	$44,018	$46,573
LPs/LLCs:
Equity method:
Private equity	241,493	189,095
Hedge funds	77,311	64,002
Real estate-related	63,194	42,432
Subtotal equity method	381,998	295,529
Fair value:
Private equity	65,436	62,639
Hedge funds	499	562
Real estate-related	10,857	11,707
Subtotal fair value	76,792	74,908
Total LPs/LLCs	458,790	370,437
Derivative instruments	18,147	12,548
Total other invested assets	$520,955	$429,558

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

	December 31,
	2020	2019
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$12,952,942	$26,017,399
Total liabilities(2)	$90,444	$164,080
Partners’ capital	12,862,498	25,853,319
Total liabilities and partners’ capital	$12,952,942	$26,017,399
Total liabilities and partners’ capital included above	$348,267	$325,677
Equity in LP/LLC interests not included above	175,024	114,505
Carrying value	$523,291	$440,182

(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.
(2)Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party-borrowed funds and other miscellaneous liabilities.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$565,409	$819,904	$128,356
Total expenses(2)	(201,644)	(200,666)	(39,040)
Net earnings (losses)	$363,765	$619,238	$89,316
Equity in net earnings (losses) included above	$8,644	$24,971	$(2,470)
Equity in net earnings (losses) of LP/LLC interests not included above	25,859	5,077	(1,452)
Total equity in net earnings (losses)	$34,503	$30,048	$(3,922)

(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in real estate, investments in securities and other income.
(2)Amount represents gross expenses of each fund where the Company has a significant investment. These expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

December 31, 2020
(in thousands)
Fixed maturities	$54,565
Equity securities	1
Commercial mortgage and other loans	3,610
Policy loans	35,374
Short-term investments and cash equivalents	63
Total accrued investment income	$93,613

There were no write-downs on accrued investment income for the year ended December 31, 2020.

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$224,262	$235,456	$220,942
Fixed maturities, trading	1,768	1,374	1,105
Equity securities	410	856	885
Commercial mortgage and other loans	50,534	57,886	49,577
Policy loans	70,363	68,485	66,305
Other invested assets	36,684	38,577	2,256
Short-term investments and cash equivalents	3,219	9,266	2,382
Gross investment income	387,240	411,900	343,452
Less: investment expenses	(19,890)	(18,103)	(18,165)
Net investment income	$367,350	$393,797	$325,287

The carrying value of non-income producing assets included $10.5 million in available-for-sale fixed maturities as of December 31, 2020. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Fixed maturities(1)	$(7,236)	$46,738	$(13,340)
Commercial mortgage and other loans	(226)	297	(271)
Other invested assets	(287)	(3,400)	849
Derivatives	(55,003)	(160,368)	(154,208)
Short-term investments and cash equivalents	(224)	(16)	(308)
Realized investment gains (losses), net	$(62,976)	$(116,749)	$(167,278)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2020	2019	2018
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$1,568	$(689)
Fixed maturity securities, available-for-sale — all other(1)	N/A	397,136	(44,619)
Fixed maturity securities, available-for-sale with an allowance	0	N/A	N/A
Fixed maturity securities, available-for-sale without an allowance	857,599	N/A	N/A
Derivatives designated as cash flow hedges(2)	(8,112)	26,126	22,122
Affiliated notes	4,024	4,715	810
Other investments(3)	(4,162)	(4,365)	5,055
Net unrealized gains (losses) on investments	$849,349	$425,180	$(17,321)

(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”
(2)For more information on cash flow hedges, see Note 4.
(3)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in “Other assets.”
Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2020 and 2019, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$0	$0	$0	$5,048	$0	$5,048
Foreign public corporate securities	2,725	0	2,725	2,481	0	2,481
Total cash collateral for loaned securities(1)	$2,725	$0	$2,725	$7,529	$0	$7,529
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

	December 31,
	2020	2019
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$2,525	$7,292
Total securities pledged	$2,525	$7,292
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$2,725	$7,529
Total liabilities supported by the pledged collateral	$2,725	$7,529
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2020 and 2019, there was no collateral that could be sold or repledged.
As of December 31, 2020 and 2019, there were available-for-sale fixed maturities of $4.3 million and $3.8 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DERIVATIVES AND HEDGING
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
Embedded Derivatives
The Company offers certain products (for example, variable annuities and index-linked universal life) which may include guaranteed benefit features that are accounted for as embedded derivatives; related to certain of these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. Effective April 1, 2016, the Company entered into reinsurance agreements with affiliates, PALAC and Prudential Insurance. Additionally, the Company has entered into a reinsurance agreement with an external counterparty, Union Hamilton Reinsurance, Ltd. ("Union Hamilton"). See Note 9 for additional information on the reinsurance agreements.
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

	December 31, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,486	$203	$0	$3,615	$0	$(50)
Foreign Currency Swaps	861,074	27,336	(49,316)	773,933	36,551	(12,471)
Total Derivatives Designated as Hedge Accounting Instruments	$864,560	$27,539	$(49,316)	$777,548	$36,551	$(12,521)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$663,050	$57,024	$(11,117)	$569,925	$33,256	$(4,490)
Interest Rate Futures	57,700	198	0	0	0	0
Foreign Currency
Foreign Currency Forwards	55,292	5	(1,322)	21,580	0	(518)
Credit
Credit Default Swaps	2,313	0	(18)	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	143,011	6,584	(7,286)	151,792	7,563	(1,892)
Equity
Equity Options	3,244,900	306,196	(196,767)	2,680,048	174,398	(78,381)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$4,166,266	$370,007	$(216,510)	$3,423,345	$215,217	$(85,281)
Total Derivatives(1)(2)	$5,030,826	$397,546	$(265,826)	$4,200,893	$251,768	$(97,802)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $13,228 million and $8,530 million as of December 31, 2020 and 2019, respectively included in "Future policy benefits" and $1,155 million and $962 million as of December 31, 2020 and 2019, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $13,240 million and $8,540 million as of December 31, 2020 and 2019, respectively.
(2)Recorded in “Other invested assets” and “Payables to parent and affiliates” on the Consolidated Statements of Financial Position.

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

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Offsetting of Financial Liabilities:
Derivatives(1)	$265,826	$(265,826)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$265,826	$(265,826)	$0	$0	$0

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$251,765	$(239,220)	$12,545	$(12,545)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$251,765	$(239,220)	$12,545	$(12,545)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$97,802	$(97,802)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$97,802	$(97,802)	$0	$0	$0

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

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(44)	$21	$0	$284
Currency/Interest Rate	(314)	10,660	(10,161)	(34,522)
Total cash flow hedges	(358)	10,681	(10,161)	(34,238)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	17,000	0	0	0
Currency	(2,560)	0	0	0
Currency/Interest Rate	(4,130)	0	(109)	0
Credit	(284)	0	0	0
Equity	37,480	0	0	0
Embedded Derivatives	(102,151)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(54,645)	0	(109)	0
Total	$(55,003)	$10,681	$(10,270)	$(34,238)

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$0	$0	$(50)
Currency/Interest Rate	425	9,007	(1,698)	4,081
Total cash flow hedges	425	9,007	(1,698)	4,031
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	18,609	0	0	0
Currency	20	0	0	0
Currency/Interest Rate	3,485	0	(5)	0
Credit	(1)	0	0	0
Equity	74,068	0	0	0
Embedded Derivatives	(256,974)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(160,793)	0	(5)	0
Total	$(160,368)	$9,007	$(1,703)	$4,031

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(997)	$6,819	$10,066	$39,801
Total cash flow hedges	(997)	6,819	10,066	39,801
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(7,688)	0	0	0
Currency	1,475	0	0	0
Currency/Interest Rate	6,395	0	44	0
Credit	(2)	0	0	0
Equity	(27,212)	0	0	0
Embedded Derivatives	(126,179)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(153,211)	0	44	0
Total	$(154,208)	$6,819	$10,110	$39,801

(1)Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(17,678)
Amount recorded in AOCI
Currency/Interest Rate	55,689
Total amount recorded in AOCI	55,689
Amount reclassified from AOCI to income
Currency/Interest Rate	(15,889)
Total amount reclassified from AOCI to income	(15,889)
Balance, December 31, 2018	$22,122
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	(27)
Amount recorded in AOCI
Interest Rate	(50)
Currency/Interest Rate	11,815
Total amount recorded in AOCI	11,765
Amount reclassified from AOCI to income
Currency/Interest Rate	(7,734)
Total amount reclassified from AOCI to income	(7,734)
Balance, December 31, 2019	$26,126
Amount recorded in AOCI
Interest Rate	261
Currency/Interest Rate	(34,337)
Total amount recorded in AOCI	(34,076)
Amount reclassified from AOCI to income
Interest Rate	23
Currency/Interest Rate	(185)
Total amount reclassified from AOCI to income	(162)
Balance, December 31, 2020	$(8,112)
(1)See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2020 values, it is estimated that a pre-tax gain of $9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2021.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Credit Derivatives
The Company has no exposure from credit derivative positions where it has written credit protection as of December 31, 2020 and 2019.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $2 million and $0 million reported as of December 31, 2020 and 2019, respectively with a fair value of $0 million for both periods.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities and derivative contracts that trade on an active exchange market.
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents, and certain OTC derivatives.
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

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,855	$55,000	$0	$77,855
Obligations of U.S. states and their political subdivisions	0	517,951	0	0	517,951
Foreign government bonds	0	250,692	163	0	250,855
U.S. corporate public securities	0	2,929,431	3	0	2,929,434
U.S. corporate private securities	0	977,423	34,633	0	1,012,056
Foreign corporate public securities	0	311,407	9,323	0	320,730
Foreign corporate private securities	0	961,113	130,817	0	1,091,930
Asset-backed securities(2)	0	235,573	2,065	0	237,638
Commercial mortgage-backed securities	0	520,947	0	0	520,947
Residential mortgage-backed securities	0	53,235	0	0	53,235
Subtotal	0	6,780,627	232,004	0	7,012,631
Fixed maturities, trading	0	81,727	755	0	82,482
Equity securities	100,268	300	7,889	0	108,457
Short-term investments	49,997	0	0	0	49,997
Cash equivalents	49,996	347,330	0	0	397,326
Other invested assets(3)	198	397,348	0	(379,399)	18,147
Reinsurance recoverables	0	0	13,239,539	0	13,239,539
Receivables from parent and affiliates	0	111,970	0	0	111,970
Subtotal excluding separate account assets	200,459	7,719,302	13,480,187	(379,399)	21,020,549
Separate account assets(4)(5)	0	140,583,009	0	0	140,583,009
Total assets	$200,459	$148,302,311	$13,480,187	$(379,399)	$161,603,558
Future policy benefits(6)	$0	$0	$13,227,814	$0	$13,227,814
Policyholders' account balances	0	0	1,155,274	0	1,155,274
Payables to parent and affiliates	0	265,826	0	(265,826)	0
Total liabilities	$0	$265,826	$14,383,088	$(265,826)	$14,383,088

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$47,797	$38,671	$0	$86,468
Obligations of U.S. states and their political subdivisions	0	497,827	0	0	497,827
Foreign government bonds	0	222,663	163	0	222,826
U.S. corporate public securities	0	2,141,324	3	0	2,141,327
U.S. corporate private securities	0	893,943	35,829	0	929,772
Foreign corporate public securities	0	278,435	181	0	278,616
Foreign corporate private securities	0	944,408	14,070	0	958,478
Asset-backed securities(2)	0	117,935	2,001	0	119,936
Commercial mortgage-backed securities	0	382,916	0	0	382,916
Residential mortgage-backed securities	0	63,804	0	0	63,804
Subtotal	0	5,591,052	90,918	0	5,681,970
Fixed maturities, trading	0	59,296	668	0	59,964
Equity securities	131	465	9,898	0	10,494
Short-term investments	0	0	0	0	0
Cash equivalents	0	547,642	0	0	547,642
Other invested assets(3)	0	251,764	4	(239,220)	12,548
Reinsurance recoverables	0	0	8,539,671	0	8,539,671
Receivables from parent and affiliates	0	119,431	3,135	0	122,566
Subtotal excluding separate account assets	131	6,569,650	8,644,294	(239,220)	14,974,855
Separate account assets(4)(5)	0	133,625,669	0	0	133,625,669
Total assets	$131	$140,195,319	$8,644,294	$(239,220)	$148,600,524
Future policy benefits(6)	$0	$0	$8,529,566	$0	$8,529,566
Policyholders' account balances	0	0	962,351	0	962,351
Payables to parent and affiliates	0	97,802	0	(97,802)	0
Total liabilities	$0	$97,802	$9,491,917	$(97,802)	$9,491,917

(1)“Netting” amounts represent cash collateral of $113.6 million and $141.4 million as of December 31, 2020 and 2019, respectively.
(2)Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2020 and 2019, the fair values of such investments were $77 million and $75 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2020 and 2019, the fair value of such investments was $5,157 million and $4,762 million, respectively.
(6)As of December 31, 2020, the net embedded derivative liability position of $13,228 million includes $483 million of embedded derivatives in an asset position and $13,711 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $8,530 million includes $611 million of embedded derivatives in an asset position and $9,141 million of embedded derivatives in a liability position.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2020 and 2019, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including the secured overnight financing rate ("SOFR"), obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.
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
Future Policy Benefits - The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits ("GMAB"), guaranteed withdrawal benefits ("GMWB") and guaranteed minimum income and withdrawal benefits ("GMIWB"), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option budget for future index term periods, where the terms of index crediting rates have not yet been declared by the Company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. Since the valuation of these liabilities require the use of management’s judgment to determine these risk premiums and the use of unobservable inputs, these liabilities are reflected within Level 3 in the fair value hierarchy.
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

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$151,554	Discounted cash flow	Discount rate	0.99%	11.38%	3.44%	Decrease
Reinsurance recoverables	$13,239,539	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$13,227,814	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$1,155,274	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$27,816	Discounted cash flow	Discount rate		5.24%		17.47%	8.25%		Decrease
		Market Comparables	EBITDA multiples(3)	5.7	X	5.7	X	5.7	X	Increase
Reinsurance recoverables	$8,539,671	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,529,566	Discounted cash flow	Lapse rate(6)		1%		18%			Decrease
			Spread over LIBOR(7)		0.10%		1.23%			Decrease
			Utilization rate(8)		43%		97%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		13%		23%			Increase
Policyholders' account balances(5)	$962,351	Discounted cash flow	Lapse rate(6)		1%		6%			Decrease
			Spread over LIBOR(7)		0.10%		1.23%			Decrease
			Mortality rate(10)		0%		24%			Decrease
			Equity volatility curve		10%		23%			Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities and available-for-sale.
(3)Represents multiples of earnings before interest, taxes, depreciation and amortization "EBITDA", and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
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
(7)The spread over the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2020 and 2019, the minimum withdrawal rate assumption is 76% and 78%, respectively. As of both December 31, 2020 and 2019, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$16,329	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	0	0	0	0	0	0	0	0	163	(1)
Corporate securities(4)	50,083	14,715	11,121	(3,680)	0	(7,850)	(1,914)	114,695	(2,394)	174,776	14,679
Structured securities(5)	2,001	(483)	7,444	(6)	0	(1,255)	0	0	(5,636)	2,065	(489)
Other assets:
Fixed maturities, trading	668	87	0	0	0	0	0	0	0	755	87
Equity securities	9,898	2,821	0	(4,830)	0	0	0	0	0	7,889	1,211
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	8,539,671	3,604,075	1,095,793	0	0	0	0	0	0	13,239,539	3,889,923
Receivables from parent and affiliates	3,135	23	0	0	0	(3,158)	0	0	0	0	0
Liabilities:
Future policy benefits	(8,529,566)	(3,610,281)	0	0	(1,087,967)	0	0	0	0	(13,227,814)	(3,896,128)
Policyholders' account balances(6)	(962,351)	(30,199)	0	0	(162,724)	0	0	0	0	(1,155,274)	3,853

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(5,019)	$0	$19,106	$145	$(4,773)	$0	$18,962
Other assets:
Fixed maturities, trading	0	87	0	0	0	87	0
Equity securities	0	2,821	0	0	0	1,211	0
Other invested assets	(4)	0	0	0	(4)	0	0
Short-term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Reinsurance recoverables	3,604,075	0	0	0	3,889,923	0	0
Receivables from parent and affiliates	0	0	0	23	0	0	0
Liabilities:
Future policy benefits	(3,610,281)	0	0	0	(3,896,128)	0	0
Policyholders' account balances	(30,199)	0	0	0	3,853	0	0

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$29,816	$0	$8,855	$0	$0	$0	$0	$0	$0	$38,671	$0
Foreign government	0	4	0	0	0	0	0	159	0	163	0
Corporate securities(4)	56,588	(5,229)	4,226	(81)	0	(18,884)	0	13,463	0	50,083	(8,467)
Structured securities(5)	6,556	1,322	0	(130)	0	(6,336)	0	77,660	(77,071)	2,001	0
Other assets:
Fixed maturities, trading	0	(83)	0	0	0	0	0	751	0	668	(83)
Equity securities	15,997	1,668	0	(7,767)	0	0	0	0	0	9,898	1,534
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Short-term investments	0	0	1,388	0	0	(1,388)	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	5,600,008	1,936,363	1,003,300	0	0	0	0	0	0	8,539,671	2,142,421
Receivables from parent and affiliates	9,261	190	0	0	0	(6,316)	0	0	0	3,135	0
Liabilities:
Future policy benefits	(5,588,840)	(1,945,323)	0	0	(995,403)	0	0	0	0	(8,529,566)	(2,151,380)
Policyholders' account balances(6)	(13,015)	(765,917)	0	0	(183,419)	0	0	0	0	(962,351)	(759,661)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(8,198)	$0	$3,615	$680	$(8,467)	$0
Other assets:
Fixed maturities, trading	0	(83)	0	0	0	(83)
Equity securities	0	1,668	0	0	0	1,534
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	1,936,363	0	0	0	2,142,421	0
Receivables from parent and affiliates	0	0	0	190	0	0
Liabilities:
Future policy benefits	(1,945,323)	0	0	0	(2,151,380)	0
Policyholders' account balances	(765,917)	0	0	0	(759,661)	0
The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2018.

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

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,359,422	$1,359,422	$1,288,846
Policy loans	0	0	1,323,681	1,323,681	1,323,681
Cash and cash equivalents	29,653	0	0	29,653	29,653
Accrued investment income	0	93,613	0	93,613	93,613
Reinsurance recoverables	0	0	227,993	227,993	217,637
Receivables from parent and affiliates	0	154,503	0	154,503	154,503
Other assets	0	27,120	0	27,120	27,120
Total assets	$29,653	$275,236	$2,911,096	$3,215,985	$3,135,053
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,428,043	$286,533	$1,714,576	$1,704,220
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	75,990	0	75,990	75,990
Other liabilities	0	415,889	0	415,889	415,889
Total liabilities	$0	$1,922,647	$286,533	$2,209,180	$2,198,824

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,288,625	$1,288,625	$1,239,885
Policy loans	0	0	1,314,064	1,314,064	1,314,064
Cash and cash equivalents	15,557	0	0	15,557	15,557
Accrued investment income	0	89,448	0	89,448	89,448
Reinsurance recoverables	0	0	212,368	212,368	211,813
Receivables from parent and affiliates	0	149,415	0	149,415	149,415
Other assets	0	22,505	0	22,505	22,505
Total assets	$15,557	$261,368	$2,815,057	$3,091,982	$3,042,687
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,264,128	$277,782	$1,541,910	$1,541,355
Cash collateral for loaned securities	0	7,529	0	7,529	7,529
Short-term debt to affiliates	0	2,845	0	2,845	2,845
Payables to parent and affiliates	0	216,842	0	216,842	216,842
Other liabilities	0	387,109	0	387,109	387,109
Total liabilities	$0	$1,878,453	$277,782	$2,156,235	$2,155,680

(1)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
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
6. DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2020	2019	2018
	(in thousands)
Balance, beginning of year	$1,855,698	$1,613,922	$1,376,211
Capitalization of commissions, sales and issue expenses	758,469	451,773	346,885
Amortization-Impact of assumption and experience unlocking and true-ups	(27,844)	(34,619)	(54,772)
Amortization-All other	(112,718)	(78,699)	(81,054)
Change due to unrealized investment gains and losses	(39,861)	(37,337)	26,652
Other(1)(2)	192	(59,342)	0
Balance, end of year	$2,433,936	$1,855,698	$1,613,922

(1)Represents the impact of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
(2) Includes ceded DAC upon reinsurance agreement with Prudential Arizona Reinsurance Term Company and Prudential Arizona Reinsurance Captive Company in 2019. See Note 9 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

7. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2020	2019
	(in thousands)
Life insurance – domestic	$17,167,209	$14,522,350
Life insurance – Taiwan	1,642,747	1,493,716
Individual annuities and supplementary contracts	810,989	677,266
Other contract liabilities	13,268,236	8,565,341
Total future policy benefits	$32,889,181	$25,258,673
Life insurance liabilities include reserves for death benefits. Individual annuities and supplementary contract liabilities include reserves for life contingent immediate annuities. Other contract liabilities include unearned premiums and certain other reserves for annuities and individual life products.
Future policy benefits for domestic and Taiwanese individual non-participating traditional life insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.7% to 7.8% for setting domestic insurance reserves and 6.2% to 7.4% for setting Taiwanese reserves.
Future policy benefits for individual annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 0.0% to 14.8%; less than 0.3% of the reserves based on an interest rate in excess of 8%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 0.3% to 2.6%. See Note 8 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.
Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2020	2019
	(in thousands)
Interest-sensitive life contracts	$18,638,033	$17,793,669
Individual annuities	3,637,196	3,613,971
Guaranteed interest accounts	154,284	207,038
Other	1,428,061	1,264,145
Total policyholders’ account balances	$23,857,574	$22,878,823
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. See Note 5 for additional information on the fair value of these embedded derivative instruments. Interest crediting rates for interest-sensitive life contracts range from 1.9% to 4.6% . Interest crediting rates for individual annuities range from 0.0% to 6.3%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 10.0%. Interest crediting rates range from 0.5% to 8.0% for other.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2020 and 2019, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2020		December 31, 2019
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)
	(in thousands)
Annuity Contracts
Return of net deposits
Account value	$104,700,706	N/A	$101,413,706	N/A
Net amount at risk	$18,336	N/A	$23,061	N/A
Average attained age of contractholders	68 years	N/A	67 years	N/A
Minimum return or contract value
Account value	$19,949,435	$114,832,594	$20,008,013	$111,734,329
Net amount at risk	$1,272,073	$2,042,199	$1,423,229	$2,214,835
Average attained age of contractholders	71 years	68 years	70 years	68 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years
(1)Balances are gross of reinsurance.
(2)Includes income and withdrawal benefits.

	December 31, 2020	December 31, 2019

	In the Event of Death(1)(2)
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$4,087,733	$3,781,929
General account value	$9,920,732	$9,169,757
Net amount at risk	$146,158,176	$147,370,237
Average attained age of contractholders	56 years	55 years
(1)Balances are gross of reinsurance.
(2)Excludes assumed reinsurance of GUL business from Prudential Insurance in connection with the acquisition of The Hartford Life Business that is retroceded 100% to PAR U.
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2020(1)	December 31, 2019(1)
	(in thousands)
Equity funds	$68,436,773	$67,526,437
Bond funds	51,126,536	48,484,071
Money market funds	1,578,516	1,877,377
Total	$121,141,825	$117,887,885
(1)Balances are gross of reinsurance.
In addition to the amounts invested in separate account investment options above, $3.5 billion at both December 31, 2020 and December 31, 2019 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2020, 2019 and 2018 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Liabilities for Guarantee Benefits
The table below summarizes the changes in general account liabilities for guarantees. The liabilities for GMDB and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders' benefits”. GMAB, GMWB and GMIWB are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in "Realized investment gains (losses), net." This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP. Additionally, the Company externally reinsures the guaranteed benefit features associated with certain contracts. See Note 9 for further information regarding the external reinsurance arrangement.

	GMDB		GMIB	GMWB/GMIWB/ GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance at December 31, 2017	$390,338	$4,997,310	$17,131	$5,452,583	$10,857,362
Incurred guarantee benefits(1)	71,467	717,444	1,889	136,256	927,056
Paid guarantee benefits	(35,800)	(76,944)	(2,032)	0	(114,776)
Change in unrealized investment gains and losses	(14,437)	(405,956)	(178)	0	(420,571)
Balance at December 31, 2018	411,568	5,231,854	16,810	5,588,839	11,249,071
Incurred guarantee benefits(1)	52,717	1,473,762	2,266	2,940,727	4,469,472
Paid guarantee benefits	(25,992)	(110,642)	(2,209)	0	(138,843)
Change in unrealized investment gains and losses	22,208	805,259	240	0	827,707
Balance at December 31, 2019	460,501	7,400,233	17,107	8,529,566	16,407,407
Incurred guarantee benefits(1)	114,878	1,368,759	3,490	4,698,248	6,185,375
Paid guarantee benefits	(37,804)	(126,148)	(1,667)	0	(165,619)
Change in unrealized investment gains and losses	31,488	720,741	318	0	752,547
Balance at December 31, 2020	$569,063	$9,363,585	$19,248	$13,227,814	$23,179,710
(1)Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

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
There were no deferred sales inducements balances at December 31, 2020 and 2019 because they were fully ceded.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2020	2019
	(in thousands)
Reinsurance recoverables	$48,367,096	$40,710,159
Policy loans	(153,869)	(142,262)
Deferred policy acquisition costs	(6,574,020)	(6,989,618)
Deferred sales inducements	(445,493)	(515,968)
Other assets(1)	233,364	258,427
Policyholders’ account balances	4,773,439	4,934,544
Future policy benefits(2)	5,069,353	4,209,817
Other liabilities(3)	1,099,318	884,641
(1)Includes $0.0 million of unaffiliated activity as of both December 31, 2020 and 2019.
(2)Includes $0.0 million of unaffiliated activity as of both December 31, 2020 and 2019.
(3)Includes $42.6 million and $43.1 million of unaffiliated activity as of December 31, 2020 and 2019, respectively.
Reinsurance recoverables by counterparty are broken out below:

	December 31, 2020	December 31, 2019
	(in thousands)
PAR U	$13,352,845	$12,380,683
PALAC	15,941,123	11,635,405
PURC	5,368,831	4,692,769
PARCC	2,572,428	2,627,595
GUL Re	2,573,609	2,292,638
PAR Term	1,913,265	1,825,594
Prudential Insurance	2,421,226	1,764,512
Prudential of Taiwan	1,649,998	1,499,685
Term Re	1,766,978	1,506,366
DART	502,770	327,235
Unaffiliated	304,023	157,677
Total reinsurance recoverables	$48,367,096	$40,710,159

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2020	2019	2018
	(in thousands)
Premiums:
Direct	$1,923,708	$1,882,584	$1,807,809
Assumed(1)	184	206	230
Ceded(2)	(1,831,716)	(1,854,246)	(1,757,231)
Net premiums	92,176	28,544	50,808
Policy charges and fee income:
Direct	3,491,735	3,725,113	3,248,574
Assumed	587,466	519,265	497,751
Ceded(3)	(3,454,881)	(3,700,222)	(3,212,998)
Net policy charges and fee income	624,320	544,156	533,327
Net investment income:
Direct	372,822	398,762	330,058
Assumed	1,579	1,631	1,581
Ceded	(7,051)	(6,596)	(6,352)
Net investment income	367,350	393,797	325,287
Asset administration fees:
Direct	360,438	355,118	346,727
Assumed	0	0	0
Ceded	(341,300)	(339,062)	(332,359)
Net asset administration fees	19,138	16,056	14,368
Other income:
Direct	78,445	83,891	68,931
Assumed(4)	(1)	(293)	96
Ceded	165	(59)	(55)
Amortization of reinsurance income	4,647	21	3,992
Net other income	83,256	83,560	72,964
Realized investment gains (losses), net:
Direct	(3,593,799)	(1,912,241)	769,114
Assumed	0	0	0
Ceded(5)	3,530,823	1,795,492	(936,392)
Realized investment gains (losses), net	(62,976)	(116,749)	(167,278)
Policyholders’ benefits (including change in reserves):
Direct	3,584,011	3,352,159	2,647,574
Assumed(6)	1,055,277	885,542	599,589
Ceded(7)	(4,341,139)	(4,084,627)	(3,097,664)
Net policyholders’ benefits (including change in reserves)	298,149	153,074	149,499
Interest credited to policyholders’ account balances:
Direct	536,886	470,551	499,458
Assumed	136,153	135,355	141,307
Ceded	(439,664)	(418,677)	(468,772)
Net interest credited to policyholders’ account balances	233,375	187,229	171,993
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(1,589,113)	(1,772,111)	(1,587,360)
(1)Includes $0.2 million of unaffiliated activity for each of the years ended December 31, 2020, 2019 and 2018.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(2)Includes $(10.5) million, $(0.6) million and $(0.2) million of unaffiliated activity for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)Includes $(54) million, $(34) million and $(20) million of unaffiliated activity for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Includes $0 million, $(0.3) million and $0.1 million of unaffiliated activity for the years ended December 31, 2020, 2019 and 2018, respectively.
(5)Includes $73 million, $44 million and $(34) million of unaffiliated activity for the years ended December 31, 2020, 2019 and 2018, respectively.
(6)Includes $0.9 million, $1.9 million and $0.0 million of unaffiliated activity for the years ended December 31, 2020, 2019 and 2018, respectively.
(7)Includes $(70) million, $(30) million and $(10) million of unaffiliated activity for the years ended December 31, 2020, 2019 and 2018, respectively.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2020	2019	2018
	(in thousands)
Direct gross life insurance face amount in force	$1,045,775,819	$993,850,732	$936,489,617
Assumed gross life insurance face amount in force	38,818,752	39,877,183	40,811,929
Reinsurance ceded	(986,701,914)	(963,444,461)	(901,709,295)
Net life insurance face amount in force	$97,892,657	$70,283,454	$75,592,251

Information regarding significant affiliated reinsurance agreements is described below.
PAR U
Pruco Life reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain of its universal policies, with effective dates prior to January 1, 2011.
Effective July 1, 2012, PLNJ reinsures an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain of its universal policies, with effective dates through December 31, 2019, excluding those policies that are subject to principle-based reserving.
On January 2, 2013, Pruco Life began to assume Guaranteed Universal Life ("GUL") business from Prudential Insurance in connection with the acquisition of The Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U.
PALAC
Effective April 1, 2016, the Company entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to PALAC, excluding the PLNJ business, which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in-force business and excludes business reinsured externally. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders. This discontinuation has no impact on the reinsurance agreement between PALAC, Prudential Insurance, and the Company.
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
On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Financial Services Group, Inc. ("Hartford Financial"). The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. In May 2018, Hartford Financial sold a group of operating subsidiaries, which includes two of Prudential Insurance's counterparties to these reinsurance arrangements. There was no impact to the terms, rights or obligations of Prudential Insurance, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties. Similarly, there was no impact to the Company's reinsurance arrangements with respect to such GUL business as a result of this change in control. In January 2021, there was a definitive agreement announced to subsequently sell the two counterparties mentioned above. We anticipate there will be no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.
The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract.
Effective April 1, 2016, PLNJ entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to Prudential Insurance. This reinsurance agreement covers new and in-force business.

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
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of December 31, 2020, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
10. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current tax expense (benefit):
U.S. federal	$(358,548)	$56,371	$36,739
Total	(358,548)	56,371	36,739
Deferred tax expense (benefit):
U.S. federal	228,300	(115,503)	(89,380)
Total	228,300	(115,503)	(89,380)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	(130,248)	(59,132)	(52,641)
Income tax expense (benefit) on equity in earnings of operating joint ventures	(518)	(1,773)	648
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	70,806	81,281	(55,174)
Total income tax expense (benefit)	$(59,960)	$20,376	$(107,167)
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2020, 2019 and 2018, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Expected federal income tax expense	$14,308	$33,345	$12,136
Non-taxable investment income	(46,836)	(52,291)	(49,845)
Tax credits	(27,980)	(40,602)	(40,272)
Changes in tax law	(70,121)	0	3,618
Settlements with taxing authorities	0	0	20,984
Other	381	416	738
Reported income tax expense (benefit)	$(130,248)	$(59,132)	$(52,641)
Effective tax rate	(191.2)%	(37.2)%	(91.1)%

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” The Company’s effective tax rate for fiscal years 2020, 2019 and 2018 was (191.2)%, (37.2)% and (91.1)%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2020, 2019 and 2018, and the Company’s effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $45 million of the total $47 million of 2020 non-taxable investment income, $50 million of the total $52 million of 2019 non-taxable investment income, and $47 million of the total $50 million of 2018 non-taxable investment income. The DRD for the current period was estimated using information from 2019, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
Tax credits. These amounts primarily represent tax credits relating to foreign taxes withheld on the Company’s separate account investments.
Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:
Tax Act of 2017. On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. During 2018, the Company completed the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interpreted any additional guidance issued by the IRS, U.S. Department of the Treasury or other standard-setting organizations, and recognized a $1 million reduction in income tax expense primarily related to refinements of our provisional estimates.
2018 Industry Issue Resolution. In August 2018, the IRS released a Directive to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the methodology specified in the Directive resulted in an acceleration of taxable income for the Company's 2017 tax return that would have otherwise been deductible in future years. Prior to the adoption of this Directive, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the Directive, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year and resulted in an increase in income tax expense of $5 million in 2018.
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses up to five years. For 2020, the Company has recorded an income tax benefit of $70 million from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.
Settlements with taxing authorities. During 2018, the Company reached an agreement with the IRS to resolve outstanding tax audit issues for tax years 2015 and 2016 and partially for 2017 which resulted in a $21 million increase to our income tax expense for 2018.
Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Insurance reserves	$296,635	$427,843
Other(1)	0	9,110
Deferred tax assets	296,635	436,953
Deferred tax liabilities:
Deferred policy acquisition cost	142,147	67,431
Net unrealized gain on securities	180,067	83,801
Investments	124,821	142,028
Other	4,032	0
Deferred tax liabilities	451,067	293,260
Net deferred tax asset (liability)	$(154,432)	$143,693
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
The Company had no valuation allowance as of December 31, 2020 and 2019. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $68 million, $159 million and $58 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated.

	2020	2019	2018
	(in thousands)
Balance at January 1,	$0	$0	$30,196
Increases in unrecognized tax benefits-prior years	0	0	0
(Decreases) in unrecognized tax benefits-prior years	0	0	0
Increases in unrecognized tax benefits-current year	0	0	0
(Decreases) in unrecognized tax benefits-current year	0	0	0
Settlements with taxing authorities	0	0	(30,196)
Balance at December 31,	$0	$0	$0
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$0	$0	$0
The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The company did not recognize tax related interest and penalties.
At December 31, 2020, the Company remains subject to examination in the U.S. for tax years 2014 through 2020.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

11. EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. Net unrealized investment gains (losses) are described in further detail in Note 2. The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(234)	$165,580	$165,346
Change in OCI before reclassifications	(17,745)	(257,432)	(275,177)
Amounts reclassified from AOCI	0	(2,549)	(2,549)
Income tax benefit (expense)	581	54,593	55,174
Cumulative effect of adoption of ASU 2016-01	0	(1,539)	(1,539)
Cumulative effect of adoption of ASU 2018-02	(50)	30,499	30,449
Balance, December 31, 2018	(17,448)	(10,848)	(28,296)
Change in OCI before reclassifications	9,572	435,919	445,491
Amounts reclassified from AOCI	0	(54,472)	(54,472)
Income tax benefit (expense)	(41)	(81,240)	(81,281)
Balance, December 31, 2019	(7,917)	289,359	281,442
Change in OCI before reclassifications	599	327,819	328,418
Amounts reclassified from AOCI	0	7,074	7,074
Income tax benefit (expense)	(479)	(70,327)	(70,806)
Balance, December 31, 2020	$(7,797)	$553,925	$546,128
(1)Includes cash flow hedges of $(8) million, $26 million, and $22 million as of December 31, 2020, 2019 and 2018, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$162	$7,734	$15,889
Net unrealized investment gains (losses) on available-for-sale securities(4)	(7,236)	46,738	(13,340)
Total net unrealized investment gains (losses)	(7,074)	54,472	2,549
Total reclassifications for the period	$(7,074)	$54,472	$2,549
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an OTTI had been previously recognized, an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:
Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI had been previously recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$1,609	$(99)	$22	$(682)	$850
Net unrealized investment gains (losses) on investments arising during the period	(2,150)	0	0	451	(1,699)
Reclassification adjustment for (gains) losses included in net income	(20)	0	0	4	(16)
Reclassification adjustment for OTTI losses excluded from net income(1)	(128)	0	0	27	(101)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(53)	0	11	(42)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	15	(3)	12
Balance, December 31, 2018	(689)	(152)	37	(192)	(996)
Net unrealized investment gains (losses) on investments arising during the period	2,112	0	0	(450)	1,662
Reclassification adjustment for (gains) losses included in net income	210	0	0	(45)	165
Reclassification adjustment for OTTI losses excluded from net income(1)	(65)	0	0	14	(51)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	316	0	(67)	249
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(355)	76	(279)
Balance, December 31, 2019	1,568	164	(318)	(664)	750
Reclassification due to implementation of ASU 2016-13(4)	(1,568)	(164)	318	664	(750)
Balance, December 31, 2020	$0	$0	$0	$0	$0
(1)Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.
(3)"Other liabilities" primarily includes reinsurance payables.
(4)Represents net unrealized gains (losses) for which an OTTI had been previously recognized.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized and All Other

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized(1)	Net Unrealized Gains (Losses) on All Other Investments(3)	DAC and Other Costs(4)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(5)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$0	$272,809	$1,832	$(28,998)	$(80,913)	$164,730
Net unrealized investment gains (losses) on investments arising during the period	0	(284,672)	0	0	59,778	(224,894)
Reclassification adjustment for (gains) losses included in net income	0	(2,529)	0	0	531	(1,998)
Reclassification adjustment for OTTI losses excluded from net income(2)	0	128	0	0	(27)	101
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	0	(67,575)	0	14,190	(53,385)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	0	97,003	(20,369)	76,634
Cumulative effect of adoption of ASU 2016-01	0	(2,368)	0	0	829	(1,539)
Cumulative effect of adoption of ASU 2018-02	0	0	0	0	30,499	30,499
Balance, December 31, 2018	0	(16,632)	(65,743)	68,005	4,518	(9,852)
Net unrealized investment gains (losses) on investments arising during the period	0	494,861	0	0	(105,395)	389,466
Reclassification adjustment for (gains) losses included in net income	0	(54,682)	0	0	11,646	(43,036)
Reclassification adjustment for OTTI losses excluded from net income(2)	0	65	0	0	(14)	51
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	0	488,806	0	(104,105)	384,701
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	0	(549,821)	117,100	(432,721)
Balance, December 31, 2019	0	423,612	423,063	(481,816)	(76,250)	288,609
Reclassification due to implementation of ASU 2016-13(6)	0	1,568	164	(318)	(664)	750
Net unrealized investment gains (losses) on investments arising during the period	616	416,479	0	0	(87,588)	329,507
Reclassification adjustment for (gains) losses included in net income	0	7,074	0	0	(1,486)	5,588

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reclassification due to allowance for credit losses recorded during the period	(616)	616	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	0	776,821	0	(163,131)	613,690
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	0	(866,097)	181,878	(684,219)
Balance, December 31, 2020	$0	$849,349	$1,200,048	$(1,348,231)	$(147,241)	$553,925
(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.
(2)Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(3)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(4)"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.
(5)"Other liabilities" primarily includes reinsurance payables.
(6)Represents net unrealized gains (losses) for which an OTTI had been previously recognized.

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
Statutory net income (loss) for the Company, including its subsidiary PLNJ, amounted to $(828) million, $262 million and $192 million for the years ended December 31, 2020, 2019 and 2018, respectively. Statutory surplus of the Company, including its subsidiary PLNJ, amounted to $1,304 million and $1,665 million at December 31, 2020 and 2019, respectively.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of statutory capital and surplus as of the preceding December 31 or its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an "extraordinary dividend" and requires the prior approval of the AZDOI. Based on these limitations, there is no capacity to pay a dividend in 2021. In December 2019, the Company paid a dividend of $250 million to its sole shareholder, Prudential Insurance, of which $146 million was an ordinary dividend and $104 million was recorded as a return of capital. The dividend was approved by the State of Arizona. The Company did not pay dividends to Prudential Insurance in 2020 and 2018.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2020, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $5 million, $6 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $17 million, $20 million and $23 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $18 million, $24 million and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $7 million, $9 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $529 million, $747 million and $739 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $76 million, $116 million and $69 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Corporate-Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,757 million at December 31, 2020 and $4,339 million at December 31, 2019. Fees related to these COLI policies were $50 million, $48 million and $45 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $15 million, $14 million and $13 million for the years ended December 31, 2020, 2019 and 2018, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $111 million and $96 million as of December 31, 2020 and 2019, respectively. "Net investment income" related to these ventures includes a gain of $12 million, a gain of $9 million and a loss of $1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $344 million, $341 million and $333 million for the years ended December 31, 2020, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $11 million, $10 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2020	2019
							(in thousands)
U.S. dollar fixed rate notes	2020	-	2027	0.00%	-	14.85%	$111,970	$122,566
Total long-term notes receivable - affiliated(1)							$111,970	$122,566
(1)All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.
The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.
Accrued interest receivable related to these loans was $1 million at both December 31, 2020 and 2019, and is included in “Other assets.” Revenues related to these loans were $4 million, $4 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in “Other income.”

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2020 and 2019:

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
Debt Agreements
The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. There was no debt outstanding as of December 31, 2020. Short-term debt outstanding was $2.8 million as of December 31, 2019.
The total interest expense to the Company related to loans payable to affiliates was $0.7 million, $2.3 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Contributed Capital and Dividends
In February of 2021, the Company received a capital contribution in the amount of $100 million from Prudential Insurance. In June, September, and December of 2020, the Company received capital contributions in the amounts of $325 million, $75 million and $175 million, respectively, from Prudential Insurance. In December of 2019, the Company received a capital contribution in the amount of $6 million from Prudential Insurance. In March of 2018, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.
Through December 2020, the Company did not pay any dividends to Prudential Insurance. In December 2019, the Company paid a dividend in the amount of $250 million to Prudential Insurance. Through December 2018, the Company did not pay any dividends.
Reinsurance with Affiliates
As discussed in Note 9, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2020 and 2019, the outstanding balances on these commitments were $30 million and $26 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of December 31, 2020, which is a change of $0.0 million for the twelve months ended December 31, 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2020 and 2019, $354 million and $261 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the twelve months ended December 31, 2020.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
Doyle C. Stone v. PFI, et al.
In February 2021, a putative class action complaint entitled Doyle C. Stone v. Prudential Financial, Inc., Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, misrepresentation and unjust enrichment, based on: (i) the Company’s alleged deficient identification, notification and payment practices for retirement plan participants in transferred group retirement, annuity and insurance plans (“Plan Participants”); and (ii) improper transfer of Plan Participant funds to its own accounts. The putative class includes all Plan Participants from January 2015 to the present.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2020
Total revenues	$337,490	$206,054	$302,378	$277,342
Total benefits and expenses	266,192	225,426	269,772	293,739
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	71,298	(19,372)	32,606	(16,397)
Net income (loss)	$97,612	$9,532	$150,078	$(60,525)
2019
Total revenues	$222,412	$233,359	$273,205	$220,388
Total benefits and expenses	150,798	219,237	234,568	185,977
Income (loss) from operations before income taxes and equity in earnings of operating joint venture	71,614	14,122	38,637	34,411
Net income (loss)	$87,788	$48,435	$43,373	$37,403

16.    REVISION TO PRIOR YEAR INFORMATION

Revision to 2019 and 2018 Consolidated Financial Statements

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

Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements for the years ended December 31, 2019 and 2018, which are presented herein, have been revised. The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Cash Flows

	Year Ended December 31, 2019
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$(126,300)	$73,142	$(53,158)
Cash flows from (used in) operating activities	(253,555)	73,142	(180,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other, net	0	(73,142)	(73,142)
Cash flows from (used in) financing activities	491,393	(73,142)	418,251

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$(116,675)	$67,637	$(49,038)
Cash flows from (used in) operating activities	23,147	67,637	90,784
CASH FLOWS FROM FINANCING ACTIVITIES:
Other, net	0	(67,637)	(67,637)
Cash flows from (used in) financing activities	717,599	(67,637)	649,962

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2020 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2021.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	47
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2020	128
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

PRUCO LIFE INSURANCE COMPANY
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2020
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,946	$77,855	$77,855
Obligations of U.S. states and their political subdivisions	460,003	517,951	517,951
Foreign governments	206,633	250,855	250,855
Asset-backed securities	236,909	237,638	237,638
Residential mortgage-backed securities	49,456	53,235	53,235
Commercial mortgage-backed securities	480,412	520,947	520,947
Public utilities	812,491	958,990	958,990
All other corporate bonds	3,834,082	4,392,438	4,392,438
Redeemable preferred stock	2,439	2,722	2,722
Total fixed maturities, available-for-sale	$6,157,371	$7,012,631	$7,012,631
Equity securities:
Common stocks:
Other common stocks	$456	$1,220	$1,220
Mutual funds	100,076	100,436	100,436
Perpetual preferred stocks	4,976	6,801	6,801
Total equity securities, at fair value	$105,508	$108,457	$108,457
Fixed maturities, trading	$73,413	$82,482	$82,482
Commercial mortgage and other loans	1,288,846		1,288,846
Policy loans	1,323,681		1,323,681
Short-term investments	49,997		49,997
Other invested assets	520,955		520,955
Total investments	$9,519,771		$10,387,049
.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 19th day of March 2021.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2021.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Susan M. Mann	Vice President,
Susan M. Mann	Chief Financial Officer, Chief Accounting Officer and Director

*Nandini Mongia	Director
Nandini Mongia

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Candace J. Woods	Director
Candace J. Woods

*Caroline A. Feeney	Director
Caroline A. Feeney

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)