Form 10-Q
period 2021-03-31
PRUCO LIFE INSURANCE CO
filed 2021-05-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 12, 2021, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2021 and December 31, 2020 (in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2021-$2,858; 2020-$2,339) (amortized cost: 2021–$6,636,128; 2020–$6,157,371)	$7,053,914	$7,012,631
Fixed maturities, trading, at fair value (amortized cost: 2021–$74,783; 2020–$73,413)	81,114	82,482
Equity securities, at fair value (cost: 2021– $5,646; 2020–$105,508)	8,096	108,457
Policy loans	1,320,915	1,323,681
Short-term investments	3,997	49,997
Commercial mortgage and other loans (net of $4,314 and $4,552 allowance for credit losses at March 31, 2021 and December 31, 2020, respectively)	1,259,515	1,288,846
Other invested assets (includes $190,892 and $94,939 of assets measured at fair value at March 31, 2021 and December 31, 2020, respectively)	627,357	520,955
Total investments	10,354,908	10,387,049
Cash and cash equivalents	275,727	426,979
Deferred policy acquisition costs	2,647,832	2,433,936
Accrued investment income	97,728	93,613
Reinsurance recoverables	42,364,083	48,367,096
Receivables from parent and affiliates	269,946	266,473
Income taxes receivable	294,014	175,024
Other assets	385,585	417,508
Separate account assets	145,348,536	145,740,422
TOTAL ASSETS	$202,038,359	$208,308,100
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$26,799,239	$32,889,181
Policyholders’ account balances	24,149,144	23,857,574
Cash collateral for loaned securities	2,725	2,725
Payables to parent and affiliates	105,833	75,990
Other liabilities	1,657,565	1,694,492
Separate account liabilities	145,348,536	145,740,422
Total liabilities	198,063,042	204,260,384
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,832,590	1,726,690
Retained earnings	1,875,775	1,772,398
Accumulated other comprehensive income (loss)	264,452	546,128
Total equity	3,975,317	4,047,716
TOTAL LIABILITIES AND EQUITY	$202,038,359	$208,308,100

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2021 and 2020 (in thousands)

	Three Months Ended March 31,
	2021	2020
REVENUES
Premiums	$44,405	$14,871
Policy charges and fee income	151,865	139,919
Net investment income	98,867	79,581
Asset administration fees	6,211	4,388
Other income	18,244	8,836
Realized investment gains (losses), net	76,608	89,895
TOTAL REVENUES	396,200	337,490
BENEFITS AND EXPENSES
Policyholders’ benefits	93,913	85,923
Interest credited to policyholders’ account balances	56,170	55,046
Amortization of deferred policy acquisition costs	51,840	49,309
General, administrative and other expenses	136,196	75,914
TOTAL BENEFITS AND EXPENSES	338,119	266,192
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	58,081	71,298
Income tax expense (benefit)	(45,309)	(27,101)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	103,390	98,399
Equity in earnings of operating joint venture, net of taxes	(13)	(787)
NET INCOME (LOSS)	$103,377	$97,612
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,205)	(20,402)
Net unrealized investment gains (losses)	(350,202)	(134,266)
Total	(355,407)	(154,668)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(73,731)	(28,287)
Other comprehensive income (loss), net of taxes	(281,676)	(126,381)
Comprehensive income (loss)	$(178,299)	$(28,769)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716
Contributed capital		105,900			105,900
Comprehensive income (loss):
Net income (loss)			103,377		103,377
Other comprehensive income (loss), net of tax				(281,676)	(281,676)
Total comprehensive income (loss)					(178,299)
Balance, March 31, 2021	$2,500	$1,832,590	$1,875,775	$264,452	$3,975,317

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$1,153,632	$1,577,453	$281,442	$3,015,027
Cumulative effect of adoption of accounting changes(1)			(1,752)		(1,752)
Comprehensive income (loss):
Net income (loss)			97,612		97,612
Other comprehensive income (loss), net of tax				(126,381)	(126,381)
Total comprehensive income (loss)					(28,769)
Balance, March 31, 2020	$2,500	$1,153,632	$1,673,313	$155,061	$2,984,506
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,377	$97,612
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(28,138)	(31,564)
Interest credited to policyholders’ account balances	56,170	55,046
Realized investment (gains) losses, net	(76,608)	(89,895)
Amortization and other non-cash items	(17,211)	3,310
Change in:
Future policy benefits	629,659	796,294
Reinsurance recoverables	(597,841)	(745,550)
Accrued investment income	(4,115)	(44)
Net payables to/receivables from parent and affiliates	25,571	(1,970)
Deferred policy acquisition costs	(176,017)	(113,789)
Income taxes	(45,258)	(27,200)
Derivatives, net	(97,539)	59,069
Other, net	80,694	(36,429)
Cash flows from (used in) operating activities	(147,256)	(35,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	108,725	86,461
Equity securities	98,680	0
Policy loans	44,593	45,631
Ceded policy loans	(4,533)	(2,885)
Short-term investments	74,984	0
Commercial mortgage and other loans	61,607	42,057
Other invested assets	14,688	6,262
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(510,669)	(163,416)
Fixed maturities, trading	(1,370)	0
Policy loans	(27,122)	(39,568)
Ceded policy loans	2,254	6,231
Short-term investments	(28,991)	(129,600)
Commercial mortgage and other loans	(33,840)	(20,210)
Other invested assets	(13,659)	(21,916)
Notes receivable from parent and affiliates, net	(28)	(7,124)
Derivatives, net	(10,823)	(2,706)
Other, net	(1,376)	(182)
Cash flows from (used in) investing activities	(226,880)	(200,965)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,036,026	1,240,761
Ceded policyholders’ account deposits	(820,018)	(908,495)
Policyholders’ account withdrawals	(750,479)	(790,672)
Ceded policyholders’ account withdrawals	663,049	632,987
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	(4,942)
Contributed capital	100,000	0
Net change in all other financing arrangements (maturities 90 days or less)	0	(2,845)
Drafts outstanding	3,837	68,585
Other, net	(9,531)	(7,151)
Cash flows from (used in) financing activities	222,884	228,228
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(151,252)	(7,847)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	426,979	563,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$275,727	$555,352
Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2021 and 2020.

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of March 31, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,863	$2,318	$134	$0	$77,047
Obligations of U.S. states and their political subdivisions	468,281	48,003	53	0	516,231
Foreign government bonds	267,478	22,300	4,773	0	285,005
U.S. public corporate securities	2,776,403	255,050	59,966	0	2,971,487
U.S. private corporate securities	913,052	59,968	6,448	1,072	965,500
Foreign public corporate securities	412,336	25,763	9,728	0	428,371
Foreign private corporate securities	973,715	74,883	10,450	1,786	1,036,362
Asset-backed securities(1)	228,920	1,231	93	0	230,058
Commercial mortgage-backed securities	476,388	22,859	3,269	0	495,978
Residential mortgage-backed securities(2)	44,692	3,212	29	0	47,875
Total fixed maturities, available-for-sale	$6,636,128	$515,587	$94,943	$2,858	$7,053,914

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans and home equity loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,946	$2,931	$22	$0	$77,855
Obligations of U.S. states and their political subdivisions	460,003	57,948	0	0	517,951
Foreign government bonds	206,633	44,254	32	0	250,855
U.S. public corporate securities	2,473,440	456,581	587	0	2,929,434
U.S. private corporate securities	919,316	95,793	2,198	855	1,012,056
Foreign public corporate securities	278,717	42,899	886	0	320,730
Foreign private corporate securities	977,539	123,006	7,131	1,484	1,091,930
Asset-backed securities(1)	236,909	1,115	386	0	237,638
Commercial mortgage-backed securities	480,412	40,660	125	0	520,947
Residential mortgage-backed securities(2)	49,456	3,779	0	0	53,235
Total fixed maturities, available-for-sale	$6,157,371	$868,966	$11,367	$2,339	$7,012,631

(1)Includes credit-tranched securities collateralized by loan obligations, credit cards, auto loans, education loans and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,130	$134	$0	$0	$2,130	$134
Obligations of U.S. states and their political subdivisions	8,534	53	0	0	8,534	53
Foreign government bonds	79,654	4,773	0	0	79,654	4,773
U.S. public corporate securities	801,795	59,806	3,851	160	805,646	59,966
U.S. private corporate securities	125,258	4,011	19,321	2,437	144,579	6,448
Foreign public corporate securities	179,494	8,376	5,901	1,352	185,395	9,728
Foreign private corporate securities	85,182	1,892	84,782	8,271	169,964	10,163
Asset-backed securities	25,549	88	14,657	5	40,206	93
Commercial mortgage-backed securities	73,271	3,269	0	0	73,271	3,269
Residential mortgage-backed securities	5,135	29	0	0	5,135	29
Total fixed maturities, available-for-sale	$1,386,002	$82,431	$128,512	$12,225	$1,514,514	$94,656

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,255	$22	$0	$0	$2,255	$22
Foreign government bonds	2,270	32	0	0	2,270	32
U.S. public corporate securities	33,295	341	2,754	246	36,049	587
U.S. private corporate securities	33,806	771	6,659	1,427	40,465	2,198
Foreign public corporate securities	6,432	97	6,464	789	12,896	886
Foreign private corporate securities	2,931	131	85,340	6,657	88,271	6,788
Asset-backed securities	51,914	183	70,503	203	122,417	386
Commercial mortgage-backed securities	17,443	125	0	0	17,443	125
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$150,346	$1,702	$171,720	$9,322	$322,066	$11,024

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $87.0 million and $5.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.7 million and $6.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2021, the $12.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, energy and utility sectors. As of December 31, 2020, the $9.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$260,579	$259,543
Due after one year through five years	890,152	942,628
Due after five years through ten years	867,157	920,640
Due after ten years	3,868,240	4,157,192
Asset-backed securities	228,920	230,058
Commercial mortgage-backed securities	476,388	495,978
Residential mortgage-backed securities	44,692	47,875
Total fixed maturities, available-for-sale	$6,636,128	$7,053,914

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$33,749	$7,718
Proceeds from maturities/prepayments	74,085	81,786
Gross investment gains from sales and maturities	352	553
Gross investment losses from sales and maturities	(2,569)	(73)
Write-downs recognized in earnings(2)	(2)	(945)
(Addition to) release of allowance for credit losses	(519)	(2,210)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Includes $(0.9) million and $3.0 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2021 and 2020, respectively.
(2)Amounts represent write-downs on securities actively marketed for sale and write-downs on securities approaching maturity related to foreign exchange movements.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,339	$0	$0	$0	$2,339
Reductions for securities sold during the period	0	0	(11)	0	0	0	(11)
Addition (reductions) on securities with previous allowance	0	0	530	0	0	0	530
Balance, end of period	$0	$0	$2,858	$0	$0	$0	$2,858

	Three Months Ended March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	2,210	0	0	0	2,210
Balance, end of period	$0	$0	$2,210	$0	$0	$0	$2,210

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended March 31, 2021 and 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2021 and December 31, 2020.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.5) million and $(0.8) million during the three months ended March 31, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$356,283	28.2%	$364,549	28.2%
Hospitality	33,873	2.7	34,069	2.6
Industrial	382,763	30.3	399,017	30.9
Office	191,749	15.2	195,443	15.1
Other	137,845	10.9	138,477	10.7
Retail	139,385	11.0	142,266	11.0
Total commercial mortgage loans	1,241,898	98.3	1,273,821	98.5
Agricultural property loans	21,931	1.7	19,577	1.5
Total commercial mortgage and agricultural property loans	1,263,829	100.0%	1,293,398	100.0%
Allowance for credit losses	(4,314)		(4,552)
Total net commercial mortgage and agricultural property loans	$1,259,515		$1,288,846

As of March 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (23%), Texas (12%) and New York (7%)) and included loans secured by properties in Europe (12%), Mexico (3%) and Australia (2%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$4,546	$6	$4,552	$1,743	$25	$1,768
Cumulative effect of adoption of ASU 2016-13	0	0	0	2,495	(8)	2,487
Addition to (release of) allowance for expected losses	(237)	(1)	(238)	265	(6)	259
Allowance, end of period	$4,309	$5	$4,314	$4,503	$11	$4,514

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2021, the decrease in the allowance for credit losses on commercial mortgage and other loans was reflecting the improving credit environment. For the three months ended March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$0	$10,589	$46,504	$47,320	$96,801	$391,196	$592,410
60%-69.99%	6,340	69,374	94,483	126,964	48,271	100,015	445,447
70%-79.99%	11,000	63,941	36,069	22,416	32,298	37,343	203,067
80% or greater	0	0	0	0	974	0	974
Total	$17,340	$143,904	$177,056	$196,700	$178,344	$528,554	$1,241,898
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$6,340	$128,608	$157,876	$183,974	$171,078	$482,536	$1,130,412
1.0 - 1.2x	11,000	15,296	10,303	7,074	7,266	42,124	93,063
Less than 1.0x	0	0	8,877	5,652	0	3,894	18,423
Total	$17,340	$143,904	$177,056	$196,700	$178,344	$528,554	$1,241,898
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$16,500	$0	$0	$0	$0	$5,431	$21,931
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$16,500	$0	$0	$0	$0	$5,431	$21,931
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$16,500	$0	$0	$0	$0	$4,616	$21,116
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	815	815
Total	$16,500	$0	$0	$0	$0	$5,431	$21,931

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

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,241,898	$0	$0	$0	$1,241,898	$0
Agricultural property loans	21,931	0	0	0	21,931	0
Total	$1,263,829	$0	$0	$0	$1,263,829	$0

(1)As of March 31, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,273,821	$0	$0	$0	$1,273,821	$0
Agricultural property loans	19,577	0	0	0	19,577	0
Total	$1,293,398	$0	$0	$0	$1,293,398	$0

(1)As of December 31, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of March 31, 2021 and December 31, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For both the three months ended March 31, 2021 and 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Company’s investment in separate accounts	$45,508	$44,018
LPs/LLCs:
Equity method:
Private equity	248,942	241,493
Hedge funds	77,721	77,311
Real estate-related	64,294	63,194
Subtotal equity method	390,957	381,998
Fair value:
Private equity	68,778	65,436
Hedge funds	403	499
Real estate-related	10,709	10,857
Subtotal fair value	79,890	76,792
Total LPs/LLCs	470,847	458,790
Derivative instruments	111,002	18,147
Total other invested assets	$627,357	$520,955

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$58,500	$54,565
Equity securities	102	1
Commercial mortgage and other loans	3,413	3,610
Policy loans	35,683	35,374
Short-term investments and cash equivalents	30	63
Total accrued investment income	$97,728	$93,613

There were no write-downs on accrued investment income for both the three months ended March 31, 2021 and 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$59,958	$54,566
Fixed maturities, trading	531	398
Equity securities	103	102
Commercial mortgage and other loans	13,426	13,776
Policy loans	17,034	17,311
Other invested assets	13,073	(3,909)
Short-term investments and cash equivalents	127	2,032
Gross investment income	104,252	84,276
Less: investment expenses	(5,385)	(4,695)
Net investment income	$98,867	$79,581

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities(1)	$(2,738)	$(2,675)
Commercial mortgage and other loans	238	(188)
Other invested assets	22	(315)
Derivatives	79,091	93,457
Short-term investments and cash equivalents	(5)	(384)
Realized investment gains (losses), net	$76,608	$89,895

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$4	$0
Fixed maturity securities, available-for-sale without an allowance	420,640	857,599
Derivatives designated as cash flow hedges(1)	(3,413)	(8,112)
Affiliated notes, available-for-sale	3,197	4,024
Other investments(2)	(3,929)	(4,162)
Net unrealized gains (losses) on investments	$416,499	$849,349

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "other assets".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2021 and December 31, 2020, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$2,725	$0	$2,725	$2,725	$0	$2,725
Total cash collateral for loaned securities(1)	$2,725	$0	$2,725	$2,725	$0	$2,725

(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

4.    DERIVATIVES AND HEDGING

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,452	$66	$0	$3,486	$203	$0
Foreign Currency Swaps	864,940	26,387	(41,832)	861,074	27,336	(49,316)
Total Derivatives Designated as Hedge Accounting Instruments	$868,392	$26,453	$(41,832)	$864,560	$27,539	$(49,316)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$683,050	$33,886	$(15,844)	$663,050	$57,024	$(11,117)
Interest Rate Futures	57,700	0	(252)	57,700	198	0
Foreign Currency
Foreign Currency Forwards	60,568	1,409	(124)	55,292	5	(1,322)
Credit
Credit Default Swaps	0	0	0	2,313	0	(18)
Currency/Interest Rate
Foreign Currency Swaps	142,568	5,569	(6,540)	143,011	6,584	(7,286)
Equity
Equity Options	3,350,200	307,881	(219,219)	3,244,900	306,196	(196,767)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$4,294,086	$348,745	$(241,979)	$4,166,266	$370,007	$(216,510)
Total Derivatives(1)(2)	$5,162,478	$375,198	$(283,811)	$5,030,826	$397,546	$(265,826)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $7,435 million and $13,228 million as of March 31, 2021 and December 31, 2020, respectively included in "Future policy benefits" and $1,032 million and $1,155 million as of March 31, 2021 and December 31, 2020, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $7,448 million and $13,240 million as of March 31, 2021 and December 31, 2020, respectively.
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

	March 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$375,198	$(264,196)	$111,002	$(111,002)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$375,198	$(264,196)	$111,002	$(111,002)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$283,811	$(283,559)	$252	$0	$252
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$283,811	$(283,559)	$252	$0	$252

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Offsetting of Financial Liabilities:
Derivatives(1)	$265,826	$(265,826)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$265,826	$(265,826)	$0	$0	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$12	$0	$(125)
Currency/Interest Rate	(163)	2,460	1,717	4,824
Total cash flow hedges	(163)	2,472	1,717	4,699
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(37,371)	0	0	0
Currency	1,036	0	0	0
Currency/Interest Rate	192	0	(11)	0
Credit	(12)	0	0	0
Equity	15,562	0	0	0
Embedded Derivatives	99,847	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	79,254	0	(11)	0
Total	$79,091	$2,472	$1,706	$4,699

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(45)	$(3)	$0	$300
Currency/Interest Rate	384	2,629	8,828	97,770
Total cash flow hedges	339	2,626	8,828	98,070
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	30,506	0	0	0
Currency	1,471	0	0	0
Currency/Interest Rate	19,333	0	58	0
Credit	0	0	0	0
Equity	(74,944)	0	0	0
Embedded Derivatives	116,752	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	93,118	0	58	0
Total	$93,457	$2,626	$8,886	$98,070

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Net change in AOCI.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(8,112)
Amount recorded in AOCI
Interest Rate	(113)
Currency/Interest Rate	8,838
Total amount recorded in AOCI	8,725
Amount reclassified from AOCI to income
Interest Rate	(12)
Currency/Interest Rate	(4,014)
Total amount reclassified from AOCI to income	(4,026)
Balance, March 31, 2021	$(3,413)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2021 values, it is estimated that a pre-tax gain of $9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2022.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of March 31, 2021 and December 31, 2020.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $0 million and $2 million reported as of March 31, 2021 and December 31, 2020, respectively with a fair value of $0 million for both periods.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,047	$55,000	$	$77,047
Obligations of U.S. states and their political subdivisions	0	516,231	0		516,231
Foreign government bonds	0	284,848	157		285,005
U.S. corporate public securities	0	2,971,487	0		2,971,487
U.S. corporate private securities	0	933,531	31,969		965,500
Foreign corporate public securities	0	419,680	8,691		428,371
Foreign corporate private securities	0	911,531	124,831		1,036,362
Asset-backed securities(2)	0	227,924	2,134		230,058
Commercial mortgage-backed securities	0	495,978	0		495,978
Residential mortgage-backed securities	0	47,875	0		47,875
Subtotal	0	6,831,132	222,782		7,053,914
Fixed maturities, trading	0	80,347	767		81,114
Equity securities	125	293	7,678		8,096
Short-term investments	0	3,997	0		3,997
Cash equivalents	0	239,150	0		239,150
Other invested assets(3)	0	375,198	0	(264,196)	111,002
Reinsurance recoverables	0	0	7,447,863		7,447,863
Receivables from parent and affiliates	0	111,170	0		111,170
Subtotal excluding separate account assets	125	7,641,287	7,679,090	(264,196)	15,056,306
Separate account assets(4)(5)	39,346	140,023,499	0		140,062,845
Total assets	$39,471	$147,664,786	$7,679,090	$(264,196)	$155,119,151
Future policy benefits(6)	$0	$0	$7,435,081	$	$7,435,081
Policyholders' account balances	0	0	1,031,525		1,031,525
Payables to parent and affiliates	0	283,559	0	(283,559)	0
Other liabilities	252	0	0		252
Total liabilities	$252	$283,559	$8,466,606	$(283,559)	$8,466,858

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,855	$55,000	$	$77,855
Obligations of U.S. states and their political subdivisions	0	517,951	0		517,951
Foreign government bonds	0	250,692	163		250,855
U.S. corporate public securities	0	2,929,431	3		2,929,434
U.S. corporate private securities	0	977,423	34,633		1,012,056
Foreign corporate public securities	0	311,407	9,323		320,730
Foreign corporate private securities	0	961,113	130,817		1,091,930
Asset-backed securities(2)	0	235,573	2,065		237,638
Commercial mortgage-backed securities	0	520,947	0		520,947
Residential mortgage-backed securities	0	53,235	0		53,235
Subtotal	0	6,780,627	232,004		7,012,631
Fixed maturities, trading	0	81,727	755		82,482
Equity securities	100,268	300	7,889		108,457
Short-term investments	49,997	0	0		49,997
Cash equivalents	49,996	347,330	0		397,326
Other invested assets(3)	198	397,348	0	(379,399)	18,147
Reinsurance recoverables	0	0	13,239,539		13,239,539
Receivables from parent and affiliates	0	111,970	0		111,970
Subtotal excluding separate account assets	200,459	7,719,302	13,480,187	(379,399)	21,020,549
Separate account assets(4)(5)	0	140,583,009	0		140,583,009
Total assets	$200,459	$148,302,311	$13,480,187	$(379,399)	$161,603,558
Future policy benefits(6)	$0	$0	$13,227,814	$	$13,227,814
Policyholders' account balances	0	0	1,155,274		1,155,274
Payables to parent and affiliates	0	265,826	0	(265,826)	0
Other liabilities	0	0	0		0
Total liabilities	$0	$265,826	$14,383,088	$(265,826)	$14,383,088

(1)“Netting” amounts represent cash collateral of $(19.4) million and $113.6 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of March 31, 2021 and December 31, 2020, the fair values of such investments were $80 million and $77 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2021 and December 31, 2020, the fair value of such investments was $5,286 million and $5,157 million, respectively.
(6)As of March 31, 2021, the net embedded derivative liability position of $7,435 million includes $786 million of embedded derivatives in an asset position and $8,221 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $13,228 million includes $483 million of embedded derivatives in an asset position and $13,711 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	March 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$147,923	Discounted cash flow	Discount rate	1.37%	11.53%	3.40%	Decrease
Reinsurance recoverables	$7,447,863	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$7,435,081	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.09%	1.14%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	17%	25%		Increase
Policyholders' account balances(4)	$1,031,525	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.09%	1.14%		Decrease
			Mortality rate(9)	0%	24%		Decrease
			Equity volatility curve	14%	27%		Increase

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$151,554	Discounted cash flow	Discount rate	0.99%	11.38%	3.44%	Decrease
Reinsurance recoverables	$13,239,539	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$13,227,814	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$1,155,274	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Mortality rate(9)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.
(3)Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(6)The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(7)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(9)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	(6)	0	0	0	0	0	0	0	157	(6)
Corporate securities(3)	174,776	(12,082)	2,319	0	0	(2,165)	0	2,643	0	165,491	(12,101)
Structured securities(4)	2,065	(15)	500	0	0	(416)	0	0	0	2,134	(14)
Other assets:
Fixed maturities, trading	755	12	0	0	0	0	0	0	0	767	12
Equity securities	7,889	(211)	0	0	0	0	0	0	0	7,678	(211)
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	13,239,539	(6,069,909)	278,233	0	0	0	0	0	0	7,447,863	(5,914,192)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(13,227,814)	6,068,982	0	0	(276,249)	0	0	0	0	(7,435,081)	5,913,265
Policyholders' account balances(5)	(1,155,274)	110,257	0	0	0	13,492	0	0	0	(1,031,525)	128,490

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(508)	$0	$(11,618)	$23	$(500)	$0	$(11,621)
Other assets:
Fixed maturities, trading	0	12	0	0	0	12	0
Equity securities	0	(211)	0	0	0	(211)	0
Reinsurance recoverables	(6,069,909)	0	0	0	(5,914,192)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	6,068,982	0	0	0	5,913,265	0	0
Policyholders' account balances	110,257	0	0	0	128,490	0	0

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$3,342	$0	$0	$0	$0	$0	$0	$42,013	$0
Foreign government	163	(11)	0	0	0	0	0	0	0	152	(11)
Corporate securities(3)	50,083	(17,970)	7,193	(3,680)	0	(2,958)	0	98,014	0	130,682	(17,186)
Structured securities(4)	2,001	(484)	6,145	0	0	(224)	0	0	0	7,438	(483)
Other assets:
Fixed maturities, trading	668	(130)	0	0	0	0	0	0	0	538	(130)
Equity securities	9,898	(702)	0	0	0	0	0	0	0	9,196	(702)
Other invested assets	4	0	0	0	0	0	0	0	0	4	0
Reinsurance recoverables	8,539,671	11,408,202	266,951	0	0	0	0	0	0	20,214,824	11,508,908
Receivables from parent and affiliates	3,135	19	0	0	0	(1,579)	0	0	0	1,575	0
Liabilities:
Future policy benefits	(8,529,566)	(11,401,903)	0	0	(264,988)	0	0	0	0	(20,196,457)	(11,502,609)
Policyholders' account balances(5)	(962,351)	117,655	0	0	(55,565)	0	0	0	0	(900,261)	125,109

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,779)	$0	$(16,776)	$90	$(1,334)	$0	$(16,346)
Other assets:
Fixed maturities, trading	0	(130)	0	0	0	(130)	0
Equity securities	0	(702)	0	0	0	(702)	0
Reinsurance recoverables	11,408,202	0	0	0	11,508,908	0	0
Receivables from parent and affiliates	0	0	0	19	0	0	0
Liabilities:
Future policy benefits	(11,401,903)	0	0	0	(11,502,609)	0	0
Policyholders' account balances	117,655	0	0	0	125,109	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(4)Includes asset-backed and residential mortgage-backed securities.
(5)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.

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

	March 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,321,349	$1,321,349	$1,259,515
Policy loans	0	0	1,320,915	1,320,915	1,320,915
Cash and cash equivalents	36,577	0	0	36,577	36,577
Accrued investment income	0	97,728	0	97,728	97,728
Reinsurance recoverables	0	0	230,930	230,930	226,882
Receivables from parent and affiliates	0	158,776	0	158,776	158,776
Other assets	0	22,416	0	22,416	22,416
Total assets	$36,577	$278,920	$2,873,194	$3,188,691	$3,122,809
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,492,373	$288,114	$1,780,487	$1,776,439
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	105,833	0	105,833	105,833
Other liabilities	0	469,609	0	469,609	469,609
Total liabilities	$0	$2,070,540	$288,114	$2,358,654	$2,354,606

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,359,422	$1,359,422	$1,288,846
Policy loans	0	0	1,323,681	1,323,681	1,323,681
Cash and cash equivalents	29,653	0	0	29,653	29,653
Accrued investment income	0	93,613	0	93,613	93,613
Reinsurance recoverables	0	0	227,993	227,993	217,637
Receivables from parent and affiliates	0	154,503	0	154,503	154,503
Other assets	0	27,120	0	27,120	27,120
Total assets	$29,653	$275,236	$2,911,096	$3,215,985	$3,135,053
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,428,043	$286,533	$1,714,576	$1,704,220
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	75,990	0	75,990	75,990
Other liabilities	0	415,889	0	415,889	415,889
Total liabilities	$0	$1,922,647	$286,533	$2,209,180	$2,198,824

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$42,364,083	$48,367,096
Policy loans	(152,662)	(153,869)
Deferred policy acquisition costs	(6,516,371)	(6,574,020)
Deferred sales inducements	(420,147)	(445,493)
Other assets(1)	209,796	233,364
Policyholders’ account balances	4,725,317	4,773,439
Future policy benefits(2)	4,868,027	5,069,353
Other liabilities(3)	1,071,359	1,099,318

(1)Includes $0.0 million of unaffiliated activity at both March 31, 2021 and December 31, 2020.
(2)Includes $0.0 million of unaffiliated activity at both March 31, 2021 and December 31, 2020.
(3)Includes $53 million and $43 million of unaffiliated activity as of March 31, 2021 and December 31, 2020, respectively.

Reinsurance recoverables by counterparty are broken out below:

	March 31, 2021	December 31, 2020
	(in thousands)
PAR U	$13,097,853	$13,352,845
PALAC	10,753,335	15,941,123
PURC	5,353,817	5,368,831
PARCC	2,557,573	2,572,428
GUL Re	2,549,764	2,573,609
PAR Term	1,980,388	1,913,265
Prudential Insurance	1,846,899	2,421,226
Prudential of Taiwan	1,636,733	1,649,998
Term Re	1,814,238	1,766,978
DART	537,743	502,770
Unaffiliated	235,740	304,023
Total reinsurance recoverables	$42,364,083	$48,367,096

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Premiums:
Direct	$486,877	$475,486
Assumed(1)	43	48
Ceded(2)	(442,515)	(460,663)
Net premiums	44,405	14,871
Policy charges and fee income:
Direct	909,889	901,442
Assumed	140,113	132,504
Ceded(3)	(898,137)	(894,027)
Net policy charges and fee income	151,865	139,919
Net investment income:
Direct	100,395	81,092
Assumed	359	400
Ceded	(1,887)	(1,911)
Net investment income	98,867	79,581
Asset administration fees:
Direct	96,614	89,329
Assumed	0	0
Ceded	(90,403)	(84,941)
Net asset administration fees	6,211	4,388
Other income:
Direct	17,100	8,606
Assumed(4)	(73)	(437)
Ceded	65	(515)
Amortization of reinsurance income	1,152	1,182
Net other income	18,244	8,836
Realized investment gains (losses), net:
Direct	6,157,747	(11,309,174)
Assumed	0	0
Ceded(5)	(6,081,139)	11,399,069
Realized investment gains (losses), net	76,608	89,895
Policyholders’ benefits (including change in reserves):
Direct	997,824	1,067,098
Assumed(6)	191,805	361,455
Ceded(7)	(1,095,716)	(1,342,630)
Net policyholders’ benefits (including change in reserves)	93,913	85,923
Interest credited to policyholders’ account balances:
Direct	179,435	179,295
Assumed	32,986	34,236
Ceded	(156,251)	(158,485)
Net interest credited to policyholders’ account balances	56,170	55,046
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(468,435)	(742,911)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Includes $0.0 million of unaffiliated activity for both the three months ended March 31, 2021 and 2020, respectively.
(2)Includes $(7) million and $(3) million of unaffiliated activity for the three months ended March 31, 2021, and 2020, respectively.
(3)Includes $14 million and $(10) million of unaffiliated activity for the three months ended March 31, 2021 and 2020, respectively.
(4)Includes $0.0 million and $(0.4) million of unaffiliated activity for the three months ended March 31, 2021 and 2020, respectively.
(5)Includes $(141) million and $256 million of unaffiliated activity for the three months ended March 31, 2021 and 2020, respectively.
(6)Includes $0.1 million of unaffiliated activity for both the three months ended March 31, 2021 and 2020, respectively.
(7)Includes $(81) million and $(5) million of unaffiliated activity for the three months ended March 31, 2021 and 2020, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Direct gross life insurance face amount in force	$1,057,019,880	$1,003,826,363
Assumed gross life insurance face amount in force	38,553,587	39,643,598
Reinsurance ceded	(988,006,377)	(970,292,346)
Net life insurance face amount in force	$107,567,090	$73,177,615

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

On August 11, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, entered into a Share Purchase Agreement with Taishin Financial Holding Co., Ltd. (the “Buyer”) pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential of Taiwan. The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. If regulatory approvals are obtained and customary closing conditions are met, the Company expects the transaction to close in 2021. The Buyer will provide Pruco Life a backstop indemnification and Pruco Life will provide a guarantee to stand ready to perform in the event of default by both Prudential of Taiwan and the Buyer.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of March 31, 2021, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(45.3) million, or (78.01)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first three months of 2021, compared to $(27.1) million, or (38.01)%, in the first three months of 2020. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(7,797)	$553,925	$546,128
Change in OCI before reclassifications	(5,205)	(348,914)	(354,119)
Amounts reclassified from AOCI	0	(1,288)	(1,288)
Income tax benefit (expense)	192	73,539	73,731
Balance, March 31, 2021	$(12,810)	$277,262	$264,452

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(7,917)	$289,359	$281,442
Change in OCI before reclassifications	(20,402)	(125,148)	(145,550)
Amounts reclassified from AOCI	0	(9,118)	(9,118)
Income tax benefit (expense)	92	28,195	28,287
Balance, March 31, 2020	$(28,227)	$183,288	$155,061

(1)Includes cash flow hedges of $(3) million and $(8) million as of March 31, 2021 and December 31, 2020, respectively, and $124 million and $26 million as of March 31, 2020 and December 31, 2019, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$4,026	$11,793
Net unrealized investment gains (losses) on available-for-sale securities	(2,738)	(2,675)
Total net unrealized investment gains (losses)(4)	1,288	9,118
Total reclassifications for the period	$1,288	$9,118

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$0	$849,349	$1,200,048	$(1,348,231)	$(147,241)	$553,925
Net investment gains (losses) on investments arising during the period	4	(431,566)	0	0	90,625	(340,937)
Reclassification adjustment for (gains) losses included in net income	0	(1,288)	0	0	269	(1,019)
Reclassification due to allowance for credit losses recorded during the period	0	0	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	0	(509,429)	0	106,975	(402,454)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	0	592,077	(124,330)	467,747
Balance, March 31, 2021	$4	$416,495	$690,619	$(756,154)	$(73,702)	$277,262

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million and $0.2 million for the three months ended March 31, 2021, and 2020, respectively. The expense charged to the Company for the deferred compensation program was $1.5 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million and $5 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $3 million and $6 million for the three months ended March 31, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $96 million and $169 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $18 million and $19 million for the three months ended March 31, 2021 and 2020, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,885 million at March 31, 2021 and $4,757 million at December 31, 2020. Fees related to these COLI policies were $13 million and $14 million for the three months ended March 31, 2021 and 2020, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $3 million for the three months ended March 31, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $108 million and $111 million as of March 31, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes a gain of $3 million and a loss of $10 million for the three months ended March 31, 2021 and 2020, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $91 million and $85 million for the three months ended March 31, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million for both the three months ended March 31, 2021 and 2020. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2021 and December 31, 2020 were as follows:

	Maturity Dates			Interest Rates			March 31, 2021	December 31, 2020
							(in thousands)
U.S. dollar fixed rate notes	2022	-	2027	0.00%	-	14.85%	$111,171	$111,970
Total long-term notes receivable - affiliated(1)							$111,171	$111,970

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

Accrued interest receivable related to these loans was $0.5 million and $1.2 million at March 31, 2021 and December 31, 2020, respectively, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended March 31, 2021 and 2020, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2021 and for the year ended December 31, 2020.

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

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of March 31, 2021 and December 31, 2020, there was no debt outstanding.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $0.0 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

Contributed Capital and Dividends

Through March 2021, the Company received capital contributions in the amount of $106 million from Prudential Insurance. In June, September and December of 2020, the Company received a capital contribution in the amount of $325 million, $75 million and $175 million, respectively, from Prudential Insurance.

Through March 2021 and December 2020, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2021 and December 31, 2020, the outstanding balances on these commitments were $19 million and $30 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of March 31, 2021 and December 31, 2020. There was a change in allowance of $0.0 million for the three months ended March 31, 2021 and 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2021 and December 31, 2020, $339 million and $354 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2021 or 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Matters
Doyle C. Stone v. PFI, et al.
In April 2021, defendants filed a motion to dismiss the complaint.

Regulatory

Variable Products
The Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial statements. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2021, compared with December 31, 2020, and its consolidated results of operations for the three months ended March 31, 2021 and 2020. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements” , and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders.

COVID-19
Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. In addition, while we have seen strong sales of key products, social distancing associated with COVID-19 could adversely impact sales prospects in the near-term.

•Results of Operations. For the three months ended March 31, 2021 we reported a net income of $103 million. See “Results of Operations” for a discussion of results for the first quarter of 2021.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

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
• hedging costs and other risk mitigation activities;
• insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”) and market experience true-ups:
• customer account values, including their impact on fee income;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Market Performance - Equity and Interest Rate Assumptions

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type. including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, which were performed in the second quarter, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 50 basis points and now grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $6 billion from $208 billion at December 31, 2020 to $202 billion at March 31, 2021. Significant components were:

•Reinsurance recoverables decreased $6 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from rising interest rates and favorable equity market performance. Also contributing is a decrease in universal life guaranteed minimum death benefit ("GMDB") reserves from unrealized capital losses on assets supporting the reserves partially offset by ongoing adverse insurance and investment assumption updates; and
•Separate account assets decreased $392 million primarily driven by net outflows and policy charges, offset by favorable equity market performance.

Total liabilities decreased $6 billion from $204 billion at December 31, 2020 to $198 billion at March 31, 2021. Significant components were:
•Future policy benefits decreased $6 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above, in addition to decreases in universal life GMDB reserves, as discussed above, partially offset by higher term reserves from business growth; and
•Separate account liabilities decreased $392 million, corresponding to the decrease in Separate account assets, as discussed above.
Total equity decreased $73 million from $4,048 million as of December 31, 2020 to $3,975 million as of March 31, 2021 driven by unrealized losses primarily on fixed maturity investments driven by rising interest rates reflected in accumulated other comprehensive income, partially offset by a capital contribution of $100 million from Prudential Insurance to fund additional reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income from operations before income taxes decreased $13 million from income of $71 million for the three months ended March 31, 2020 to income of $58 million for the three months ended March 31, 2021 primarily driven by:
•Higher General, administrative and other expenses driven by unfavorable comparative impacts from commission and expense allowances due to lower annuity sales and run off from ceded life business;

Partially offset by:
•Higher Premiums from growth in term policies retained;
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to increased variable life product sales and higher charges from the universal life product.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $59 million from a gain of $337 million for the three months ended March 31, 2020 to a gain of $396 million for the three months ended March 31, 2021 primarily driven by:
•Higher Premiums from growth in term policies retained;
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to increased variable life sales and higher charges from universal life policies.
Benefits and expenses increased $72 million from an expense of $266 million for the three months ended March 31, 2020 to an expense of $338 million for the three months ended March 31, 2021 primarily driven by:
•Higher General, administrative and other expenses driven by unfavorable comparative impacts from commission and expense allowances due to lower annuity sales and run off from ceded life business; and
•Higher Policyholders' benefits from an increase in reserves due to continued growth in retained products and higher mortality.

Risks and Risk Mitigants
Variable Annuity Risks and Risk Mitigants:

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
Product Design Features:
A portion of the variable annuity contracts that we offered include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
Asset Liability Management Strategy (including fixed income instruments and derivatives):
PALAC and Prudential Insurance employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.
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

Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources
This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework ("RAF") to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2021 and December 31, 2020, the Company had liquid assets of $7,423 million and $7,681 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $280 million and $477 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, $6,677 million, or 95%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of March 31, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,644 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,175 million relates to Regulation XXX reserves and approximately $1,600 million relates to Guideline AXXX reserves. In addition, as of March 31, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 12, 2021