Form 10-Q
period 2021-06-30
PRUCO LIFE INSURANCE CO
filed 2021-08-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 12, 2021, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2021 and December 31, 2020 (in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2021-$558; 2020-$2,339) (amortized cost: 2021–$6,691,704; 2020–$6,157,371)	$7,339,233	$7,012,631
Fixed maturities, trading, at fair value (amortized cost: 2021–$74,783; 2020–$73,413)	81,361	82,482
Equity securities, at fair value (cost: 2021– $46,001; 2020–$105,508)	48,931	108,457
Policy loans	1,325,519	1,323,681
Short-term investments	0	49,997
Commercial mortgage and other loans (net of $3,404 and $4,552 allowance for credit losses at June 30, 2021 and December 31, 2020, respectively)	1,288,940	1,288,846
Other invested assets (includes $181,424 and $94,939 of assets measured at fair value at June 30, 2021 and December 31, 2020, respectively)	620,592	520,955
Total investments	10,704,576	10,387,049
Cash and cash equivalents	238,213	426,979
Deferred policy acquisition costs	2,790,412	2,433,936
Accrued investment income	97,327	93,613
Reinsurance recoverables	42,955,806	48,367,096
Receivables from parent and affiliates	280,424	266,473
Income taxes receivable	274,410	175,024
Other assets	402,500	417,508
Separate account assets	150,164,599	145,740,422
TOTAL ASSETS	$207,908,267	$208,308,100
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$27,399,889	$32,889,181
Policyholders’ account balances	24,326,011	23,857,574
Cash collateral for loaned securities	2,725	2,725
Payables to parent and affiliates	175,902	75,990
Other liabilities	1,760,014	1,694,492
Separate account liabilities	150,164,599	145,740,422
Total liabilities	203,829,140	204,260,384
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,798,499	1,726,690
Retained earnings	1,842,681	1,772,398
Accumulated other comprehensive income (loss)	435,447	546,128
Total equity	4,079,127	4,047,716
TOTAL LIABILITIES AND EQUITY	$207,908,267	$208,308,100

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2021 and 2020 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Premiums	$44,862	$22,544	$89,267	$37,415
Policy charges and fee income	180,200	161,085	332,065	301,004
Net investment income	95,300	83,462	194,167	163,043
Asset administration fees	6,276	4,302	12,487	8,690
Other income	25,630	14,892	43,874	23,728
Realized investment gains (losses), net	(122,502)	(80,231)	(45,894)	9,664
TOTAL REVENUES	229,766	206,054	625,966	543,544
BENEFITS AND EXPENSES
Policyholders’ benefits	78,076	86,253	171,989	172,176
Interest credited to policyholders’ account balances	47,400	66,417	103,570	121,463
Amortization of deferred policy acquisition costs	35,115	13,638	86,955	62,947
General, administrative and other expenses	95,444	59,118	231,640	135,032
TOTAL BENEFITS AND EXPENSES	256,035	225,426	594,154	491,618
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(26,269)	(19,372)	31,812	51,926
Income tax expense (benefit)	6,993	(29,417)	(38,316)	(56,518)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(33,262)	10,045	70,128	108,444
Equity in earnings of operating joint venture, net of taxes	168	(513)	155	(1,300)
NET INCOME (LOSS)	$(33,094)	$9,532	$70,283	$107,144
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	424	16,514	(4,781)	(3,888)
Net unrealized investment gains (losses)	215,967	325,293	(134,235)	191,027
Total	216,391	341,807	(139,016)	187,139
Less: Income tax expense (benefit) related to other comprehensive income (loss)	45,396	68,391	(28,335)	40,104
Other comprehensive income (loss), net of taxes	170,995	273,416	(110,681)	147,035
Comprehensive income (loss)	$137,901	$282,948	$(40,398)	$254,179

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716
Contributed capital		105,900			105,900
Comprehensive income (loss):
Net income (loss)			103,377		103,377
Other comprehensive income (loss), net of tax				(281,676)	(281,676)
Total comprehensive income (loss)					(178,299)
Balance, March 31, 2021	$2,500	$1,832,590	$1,875,775	$264,452	$3,975,317
Contributed capital		0			0
Return of capital		(34,091)			(34,091)
Comprehensive income (loss):
Net income (loss)			(33,094)		(33,094)
Other comprehensive income (loss), net of taxes				170,995	170,995
Total comprehensive income (loss)					137,901
Balance, June 30, 2021	$2,500	$1,798,499	$1,842,681	$435,447	$4,079,127

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$1,153,632	$1,577,453	$281,442	$3,015,027
Cumulative effect of adoption of accounting changes(1)			(1,752)		(1,752)
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			97,612		97,612
Other comprehensive income (loss), net of tax				(126,381)	(126,381)
Total comprehensive income (loss)					(28,769)
Balance, March 31, 2020	$2,500	$1,153,632	$1,673,313	$155,061	$2,984,506
Contributed capital		325,000			325,000
Contributed (distributed) capital-parent/child asset transfers		(1,942)			(1,942)
Comprehensive income (loss):
Net income (loss)			9,532		9,532
Other comprehensive income (loss), net of tax				273,416	273,416
Total comprehensive income (loss)					282,948
Balance, June 30, 2020	$2,500	$1,476,690	$1,682,845	$428,477	$3,590,512
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70,283	$107,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(22,018)	(39,490)
Interest credited to policyholders’ account balances	103,570	121,463
Realized investment (gains) losses, net	45,894	(9,664)
Amortization and other non-cash items	(31,361)	(18,346)
Change in:
Future policy benefits	924,447	1,380,155
Reinsurance recoverables	(934,329)	(1,236,738)
Accrued investment income	(3,714)	9
Net payables to/receivables from parent and affiliates	84,598	(156,618)
Deferred policy acquisition costs	(337,488)	(278,479)
Income taxes	(71,050)	(56,291)
Derivatives, net	(40,879)	67,672
Other, net	70,192	(59,424)
Cash flows from (used in) operating activities	(141,855)	(178,607)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	470,550	150,587
Equity securities	99,345	192
Policy loans	86,862	86,793
Ceded policy loans	(7,292)	(6,573)
Short-term investments	78,980	99,606
Commercial mortgage and other loans	85,893	74,985
Other invested assets	30,518	4,706
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(997,806)	(369,432)
Fixed maturities, trading	(1,370)	0
Equity securities	(41,074)	(6)
Policy loans	(60,691)	(73,633)
Ceded policy loans	5,139	12,948
Short-term investments	(28,991)	(201,551)
Commercial mortgage and other loans	(85,567)	(41,429)
Other invested assets	(31,094)	(34,816)
Notes receivable from parent and affiliates, net	(57)	(5,254)
Derivatives, net	(5,011)	(9,799)
Other, net	(2,305)	1,317
Cash flows from (used in) investing activities	(403,971)	(311,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,103,227	2,454,899
Ceded policyholders’ account deposits	(1,683,933)	(1,796,974)
Policyholders’ account withdrawals	(1,594,433)	(1,653,848)
Ceded policyholders’ account withdrawals	1,386,684	1,341,955
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	(4,829)
Contributed capital	100,000	325,000
Contributed (distributed) capital - parent/child asset transfers	0	(2,458)
Net change in all other financing arrangements (maturities 90 days or less)	0	(2,845)
Drafts outstanding	47,280	(17,252)
Other, net	(1,765)	(3,100)
Cash flows from (used in) financing activities	357,060	640,548
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(188,766)	150,582
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	426,979	563,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$238,213	$713,781
Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2021 and 2020.

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

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of June 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company currently intends to adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Upon adoption, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company currently intends to adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of June 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$77,270	$2,399	$98	$0	$79,571
Obligations of U.S. states and their political subdivisions	463,842	53,164	0	0	517,006
Foreign government bonds	259,923	30,384	1,474	0	288,833
U.S. public corporate securities	2,883,449	373,398	13,907	0	3,242,940
U.S. private corporate securities	901,049	73,246	3,114	195	970,986
Foreign public corporate securities	446,271	35,573	3,884	0	477,960
Foreign private corporate securities	975,131	81,515	9,167	363	1,047,116
Asset-backed securities(1)	232,411	993	68	0	233,336
Commercial mortgage-backed securities	431,953	28,560	1,402	0	459,111
Residential mortgage-backed securities(2)	20,405	1,969	0	0	22,374
Total fixed maturities, available-for-sale	$6,691,704	$681,201	$33,114	$558	$7,339,233

(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and other asset types.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,946	$2,931	$22	$0	$77,855
Obligations of U.S. states and their political subdivisions	460,003	57,948	0	0	517,951
Foreign government bonds	206,633	44,254	32	0	250,855
U.S. public corporate securities	2,473,440	456,581	587	0	2,929,434
U.S. private corporate securities	919,316	95,793	2,198	855	1,012,056
Foreign public corporate securities	278,717	42,899	886	0	320,730
Foreign private corporate securities	977,539	123,006	7,131	1,484	1,091,930
Asset-backed securities(1)	236,909	1,115	386	0	237,638
Commercial mortgage-backed securities	480,412	40,660	125	0	520,947
Residential mortgage-backed securities(2)	49,456	3,779	0	0	53,235
Total fixed maturities, available-for-sale	$6,157,371	$868,966	$11,367	$2,339	$7,012,631

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,155	$98	$0	$0	$2,155	$98
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	52,756	1,474	0	0	52,756	1,474
U.S. public corporate securities	458,252	13,891	2,985	16	461,237	13,907
U.S. private corporate securities	27,096	621	20,946	2,493	48,042	3,114
Foreign public corporate securities	147,550	2,724	6,090	1,160	153,640	3,884
Foreign private corporate securities	37,102	1,146	84,548	7,594	121,650	8,740
Asset-backed securities	47,239	68	0	0	47,239	68
Commercial mortgage-backed securities	60,214	1,402	0	0	60,214	1,402
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$832,364	$21,424	$114,569	$11,263	$946,933	$32,687

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,255	$22	$0	$0	$2,255	$22
Foreign government bonds	2,270	32	0	0	2,270	32
U.S. public corporate securities	33,295	341	2,754	246	36,049	587
U.S. private corporate securities	33,806	771	6,659	1,427	40,465	2,198
Foreign public corporate securities	6,432	97	6,464	789	12,896	886
Foreign private corporate securities	2,931	131	85,340	6,657	88,271	6,788
Asset-backed securities	51,914	183	70,503	203	122,417	386
Commercial mortgage-backed securities	17,443	125	0	0	17,443	125
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$150,346	$1,702	$171,720	$9,322	$322,066	$11,024

As of June 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $26.3 million and $5.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $6.4 million and $6.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2021, the $11.3 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, utility and energy sectors. As of December 31, 2020, the $9.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and utility sectors.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$217,121	$217,020
Due after one year through five years	883,617	940,186
Due after five years through ten years	940,829	1,004,880
Due after ten years	3,965,368	4,462,326
Asset-backed securities	232,411	233,336
Commercial mortgage-backed securities	431,953	459,111
Residential mortgage-backed securities	20,405	22,374
Total fixed maturities, available-for-sale	$6,691,704	$7,339,233

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$283,241	$5,223	$316,990	$12,941
Proceeds from maturities/prepayments	96,373	55,968	170,458	137,754
Gross investment gains from sales and maturities	8,156	39	8,508	592
Gross investment losses from sales and maturities	(9,087)	(1,663)	(11,656)	(1,736)
Write-downs recognized in earnings(2)	0	(77)	(2)	(1,022)
(Addition to) release of allowance for credit losses	2,300	(2,362)	1,781	(4,572)

(1)Includes $16.9 million and $0.1 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2021 and 2020, respectively.
(2)Amounts represent write-downs on securities actively marketed for sale and write-downs on securities approaching maturity related to foreign exchange movements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,858	$0	$0	$0	$2,858
Reductions for securities sold during the period	0	0	(14)	0	0	0	(14)
Addition (reductions) on securities with previous allowance	0	0	(2,286)	0	0	0	(2,286)
Balance, end of period	$0	$0	$558	$0	$0	$0	$558

	Three Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,210	$0	$0	$0	$2,210
Additions to allowance for credit losses not previously recorded	0	0	2,681	0	0	0	2,681
Reductions for securities sold during the period	0	0	(9)	0	0	0	(9)
Addition (reductions) on securities with previous allowance	0	0	(310)	0	0	0	(310)
Balance, end of period	$0	$0	$4,572	$0	$0	$0	$4,572

	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,339	$0	$0	$0	$2,339
Reductions for securities sold during the period	0	0	(25)	0	0	0	(25)
Addition (reductions) on securities with previous allowance	0	0	(1,756)	0	0	0	(1,756)
Balance, end of period	$0	$0	$558	$0	$0	$0	$558

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	4,891	0	0	0	4,891
Reductions for securities sold during the period	0	0	(9)	0	0	0	(9)
Addition (reductions) on securities with previous allowance	0	0	(310)	0	0	0	(310)
Balance, end of period	$0	$0	$4,572	$0	$0	$0	$4,572

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment in the communications and utility sectors within private corporate securities. For the three months ended June 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the communications and energy sectors within private corporate securities.

For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment in the communications and utility sectors within private corporate securities. For the six months ended June 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the communications and energy sectors within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2021 and December 31, 2020.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.5 million and less than $(0.1) million during the three months ended June 30, 2021 and 2020, respectively, and less than $0.1 million and $(0.5) million during the six months ended June 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$349,755	27.1%	$364,549	28.2%
Hospitality	33,632	2.6	34,069	2.6
Industrial	385,174	29.8	399,017	30.9
Office	199,676	15.4	195,443	15.1
Other	149,775	11.6	138,477	10.7
Retail	152,461	11.8	142,266	11.0
Total commercial mortgage loans	1,270,473	98.3	1,273,821	98.5
Agricultural property loans	21,871	1.7	19,577	1.5
Total commercial mortgage and agricultural property loans	1,292,344	100.0%	1,293,398	100.0%
Allowance for credit losses	(3,404)		(4,552)
Total net commercial mortgage and agricultural property loans	$1,288,940		$1,288,846

As of June 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (26%), Texas (12%) and New York (7%)) and included loans secured by properties in Europe (11%), Mexico (3%) and Australia (2%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$4,309	$5	$4,314	$4,503	$11	$4,514
Addition to (release of) allowance for expected losses	(929)	19	(910)	46	(1)	45
Allowance, end of period	$3,380	$24	$3,404	$4,549	$10	$4,559

	Six Months Ended June 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$4,546	$6	$4,552	$1,743	$25	$1,768
Cumulative effect of adoption of ASU 2016-13	0	0	0	2,495	(8)	2,487
Addition to (release of) allowance for expected losses	(1,166)	18	(1,148)	311	(7)	304
Allowance, end of period	$3,380	$24	$3,404	$4,549	$10	$4,559

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the three months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to net negative migration.

For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the six months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$13,800	$11,434	$47,529	$47,096	$95,864	$361,334	$577,057
60%-69.99%	19,512	68,517	93,498	123,264	47,258	86,594	438,643
70%-79.99%	34,855	64,479	36,039	22,400	32,119	63,912	253,804
80% or greater	0	0	0	0	969	0	969
Total	$68,167	$144,430	$177,066	$192,760	$176,210	$511,840	$1,270,473
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$57,315	$129,279	$158,018	$180,169	$168,999	$466,250	$1,160,030
1.0 - 1.2x	10,852	15,151	10,263	0	7,211	41,730	85,207
Less than 1.0x	0	0	8,785	12,591	0	3,860	25,236
Total	$68,167	$144,430	$177,066	$192,760	$176,210	$511,840	$1,270,473
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$16,500	$0	$0	$0	$0	$5,371	$21,871
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$16,500	$0	$0	$0	$0	$5,371	$21,871
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$16,500	$0	$0	$0	$0	$4,556	$21,056
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	815	815
Total	$16,500	$0	$0	$0	$0	$5,371	$21,871

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,270,473	$0	$0	$0	$1,270,473	$0
Agricultural property loans	21,871	0	0	0	21,871	0
Total	$1,292,344	$0	$0	$0	$1,292,344	$0

(1)As of June 30, 2021, there were no loans in this category accruing interest.
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

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both June 30, 2021 and December 31, 2020.

For both the three and six months ended June 30, 2021 and 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Company’s investment in separate accounts	$46,486	$44,018
LPs/LLCs:
Equity method:
Private equity	242,185	241,493
Hedge funds	78,641	77,311
Real estate-related	71,856	63,194
Subtotal equity method	392,682	381,998
Fair value:
Private equity	67,307	65,436
Hedge funds	442	499
Real estate-related	10,524	10,857
Subtotal fair value	78,273	76,792
Total LPs/LLCs	470,955	458,790
Derivative instruments	103,151	18,147
Total other invested assets	$620,592	$520,955

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$58,757	$54,565
Equity securities	1	1
Commercial mortgage and other loans	3,488	3,610
Policy loans	35,074	35,374
Short-term investments and cash equivalents	7	63
Total accrued investment income	$97,327	$93,613

There were no write-downs on accrued investment income for both the three months and six months ended June 30, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$63,630	$54,897	$123,588	$109,463
Fixed maturities, trading	544	395	1,075	793
Equity securities	102	103	205	205
Commercial mortgage and other loans	13,322	12,322	26,748	26,098
Policy loans	17,315	17,615	34,349	34,926
Other invested assets	5,735	2,165	18,808	(1,744)
Short-term investments and cash equivalents	33	580	160	2,612
Gross investment income	100,681	88,077	204,933	172,353
Less: investment expenses	(5,381)	(4,615)	(10,766)	(9,310)
Net investment income	$95,300	$83,462	$194,167	$163,043

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities(1)	$1,369	$(4,063)	$(1,369)	$(6,738)
Commercial mortgage and other loans	910	(44)	1,148	(232)
Other invested assets	887	5	909	(310)
Derivatives	(125,662)	(76,353)	(46,571)	17,104
Short-term investments and cash equivalents	(6)	224	(11)	(160)
Realized investment gains (losses), net	$(122,502)	$(80,231)	$(45,894)	$9,664

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$68	$0
Fixed maturity securities, available-for-sale without an allowance	648,019	857,599
Derivatives designated as cash flow hedges(1)	12,248	(8,112)
Affiliated notes, available-for-sale	2,603	4,024
Other investments(2)	818	(4,162)
Net unrealized gains (losses) on investments	$663,756	$849,349

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "other assets".

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2021 and December 31, 2020, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$2,725	$0	$2,725	$2,725	$0	$2,725
Total cash collateral for loaned securities(1)	$2,725	$0	$2,725	$2,725	$0	$2,725

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

	June 30, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,415	$93	$0	$3,486	$203	$0
Foreign Currency Swaps	861,690	26,632	(27,151)	861,074	27,336	(49,316)
Total Derivatives Designated as Hedge Accounting Instruments	$865,105	$26,725	$(27,151)	$864,560	$27,539	$(49,316)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$683,050	$42,857	$(10,706)	$663,050	$57,024	$(11,117)
Interest Rate Futures	26,600	175	0	57,700	198	0
Foreign Currency
Foreign Currency Forwards	62,248	204	(113)	55,292	5	(1,322)
Credit
Credit Default Swaps	0	0	0	2,313	0	(18)
Currency/Interest Rate
Foreign Currency Swaps	138,715	6,159	(4,630)	143,011	6,584	(7,286)
Equity
Equity Options	3,472,275	244,280	(186,480)	3,244,900	306,196	(196,767)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$4,382,888	$293,675	$(201,929)	$4,166,266	$370,007	$(216,510)
Total Derivatives(1)(2)	$5,247,993	$320,400	$(229,080)	$5,030,826	$397,546	$(265,826)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,264 million and $13,228 million as of June 30, 2021 and December 31, 2020, respectively included in "Future policy benefits" and $1,157 million and $1,155 million as of June 30, 2021 and December 31, 2020, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $9,276 million and $13,240 million as of June 30, 2021 and December 31, 2020, respectively.
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

	June 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$320,400	$(217,249)	$103,151	$(95,671)	$7,480
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$320,400	$(217,249)	$103,151	$(95,671)	$7,480
Offsetting of Financial Liabilities:
Derivatives	$229,080	$(229,080)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$229,080	$(229,080)	$0	$0	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Offsetting of Financial Liabilities:
Derivatives	$265,826	$(265,826)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$265,826	$(265,826)	$0	$0	$0

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

	Three Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$12	$0	$26
Currency/Interest Rate	69	2,330	(595)	15,635
Total cash flow hedges	69	2,342	(595)	15,661
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	16,719	0	0	0
Currency	(203)	0	0	0
Currency/Interest Rate	2,898	0	(3)	0
Credit	0	0	0	0
Equity	19,694	0	0	0
Embedded Derivatives	(164,839)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(125,731)	0	(3)	0
Total	$(125,662)	$2,342	$(598)	$15,661

	Six Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$23	$0	$(99)
Currency/Interest Rate	(94)	4,791	1,121	20,459
Total cash flow hedges	(93)	4,814	1,121	20,360
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(20,652)	0	0	0
Currency	834	0	0	0
Currency/Interest Rate	3,090	0	(14)	0
Credit	(12)	0	0	0
Equity	35,256	0	0	0
Embedded Derivatives	(64,994)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(46,478)	0	(14)	0
Total	$(46,571)	$4,814	$1,107	$20,360

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$1	$0	$27
Currency/Interest Rate	387	2,745	(3,687)	(30,356)
Total cash flow hedges	387	2,746	(3,687)	(30,329)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(796)	0	0	0
Currency	(444)	0	0	0
Currency/Interest Rate	(4,662)	0	(10)	0
Credit	(225)	0	0	0
Equity	42,826	0	0	0
Embedded Derivatives	(113,439)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(76,740)	0	(10)	0
Total	$(76,353)	$2,746	$(3,697)	$(30,329)

	Six Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(44)	$(2)	$0	$327
Currency/Interest Rate	771	5,374	5,141	67,414
Total cash flow hedges	727	5,372	5,141	67,741
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	29,709	0	0	0
Currency	1,027	0	0	0
Currency/Interest Rate	14,671	0	48	0
Credit	(225)	0	0	0
Equity	(32,118)	0	0	0
Embedded Derivatives	3,313	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	16,377	0	48	0
Total	$17,104	$5,372	$5,189	$67,741

(1)Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(8,112)
Amount recorded in AOCI
Interest Rate	(75)
Currency/Interest Rate	26,277
Total amount recorded in AOCI	26,202
Amount reclassified from AOCI to income
Interest Rate	(24)
Currency/Interest Rate	(5,818)
Total amount reclassified from AOCI to income	(5,842)
Balance, June 30, 2021	$12,248

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2021 values, it is estimated that a pre-tax gain of $9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2022.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of June 30, 2021 and December 31, 2020.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $0 million and $2 million reported as of June 30, 2021 and December 31, 2020, respectively with a fair value of $0 million for both periods.

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

	June 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$24,571	$55,000	$	$79,571
Obligations of U.S. states and their political subdivisions	0	517,006	0		517,006
Foreign government bonds	0	288,677	156		288,833
U.S. corporate public securities	0	3,242,940	0		3,242,940
U.S. corporate private securities	0	937,412	33,574		970,986
Foreign corporate public securities	0	468,902	9,058		477,960
Foreign corporate private securities	0	918,918	128,198		1,047,116
Asset-backed securities(2)	0	206,157	27,179		233,336
Commercial mortgage-backed securities	0	459,111	0		459,111
Residential mortgage-backed securities	0	22,374	0		22,374
Subtotal	0	7,086,068	253,165		7,339,233
Fixed maturities, trading	0	80,560	801		81,361
Equity securities	133	40,793	8,005		48,931
Short-term investments	0	0	0		0
Cash equivalents	115,996	86,809	0		202,805
Other invested assets(3)	175	320,225	0	(217,249)	103,151
Reinsurance recoverables	0	0	9,275,523		9,275,523
Receivables from parent and affiliates	0	110,607	0		110,607
Subtotal excluding separate account assets	116,304	7,725,062	9,537,494	(217,249)	17,161,611
Separate account assets(4)(5)	61,180	144,675,059	0		144,736,239
Total assets	$177,484	$152,400,121	$9,537,494	$(217,249)	$161,897,850
Future policy benefits(6)	$0	$0	$9,263,516	$	$9,263,516
Policyholders' account balances	0	0	1,156,610		1,156,610
Payables to parent and affiliates	0	229,080	0	(229,080)	0
Total liabilities	$0	$229,080	$10,420,126	$(229,080)	$10,420,126

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,855	$55,000	$	$77,855
Obligations of U.S. states and their political subdivisions	0	517,951	0		517,951
Foreign government bonds	0	250,692	163		250,855
U.S. corporate public securities	0	2,929,431	3		2,929,434
U.S. corporate private securities	0	977,423	34,633		1,012,056
Foreign corporate public securities	0	311,407	9,323		320,730
Foreign corporate private securities	0	961,113	130,817		1,091,930
Asset-backed securities(2)	0	235,573	2,065		237,638
Commercial mortgage-backed securities	0	520,947	0		520,947
Residential mortgage-backed securities	0	53,235	0		53,235
Subtotal	0	6,780,627	232,004		7,012,631
Fixed maturities, trading	0	81,727	755		82,482
Equity securities	100,268	300	7,889		108,457
Short-term investments	49,997	0	0		49,997
Cash equivalents	49,996	347,330	0		397,326
Other invested assets(3)	198	397,348	0	(379,399)	18,147
Reinsurance recoverables	0	0	13,239,539		13,239,539
Receivables from parent and affiliates	0	111,970	0		111,970
Subtotal excluding separate account assets	200,459	7,719,302	13,480,187	(379,399)	21,020,549
Separate account assets(4)(5)	0	140,583,009	0		140,583,009
Total assets	$200,459	$148,302,311	$13,480,187	$(379,399)	$161,603,558
Future policy benefits(6)	$0	$0	$13,227,814	$	$13,227,814
Policyholders' account balances	0	0	1,155,274		1,155,274
Payables to parent and affiliates	0	265,826	0	(265,826)	0
Total liabilities	$0	$265,826	$14,383,088	$(265,826)	$14,383,088

(1)“Netting” amounts represent cash collateral of $(11.8) million and $113.6 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2021 and December 31, 2020, the fair values of such investments were $78 million and $77 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2021 and December 31, 2020, the fair value of such investments was $5,428 million and $5,157 million, respectively.
(6)As of June 30, 2021, the net embedded derivative liability position of $9,264 million includes $636 million of embedded derivatives in an asset position and $9,900 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $13,228 million includes $483 million of embedded derivatives in an asset position and $13,711 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	June 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$154,266	Discounted cash flow	Discount rate		1.24%		10.27%	3.56%		Decrease
		Market Comparables	EBITDA multiples(3)	6.6	X	10.2	X	7.9	X	Increase
Reinsurance recoverables	$9,275,523	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$9,263,516	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over LIBOR(7)		0.05%		1.12%			Decrease
			Utilization rate(8)		39%		96%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		16%		25%			Increase
Policyholders' account balances(5)	$1,156,610	Discounted cash flow	Lapse rate(6)		1%		6%			Decrease
			Spread over LIBOR(7)		0.05%		1.12%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Equity volatility curve		11%		26%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$151,554	Discounted cash flow	Discount rate	0.99%	11.38%	3.44%	Decrease
Reinsurance recoverables	$13,239,539	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$13,227,814	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$1,155,274	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent that more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	157	(1)	0	0	0	0	0	0	0	156	(1)
Corporate securities(3)	165,491	5,050	23	0	0	(2,208)	0	2,474	0	170,830	5,000
Structured securities(4)	2,134	2	25,450	0	0	(407)	0	0	0	27,179	1
Other assets:
Fixed maturities, trading	767	34	0	0	0	0	0	0	0	801	33
Equity securities	7,678	327	0	0	0	0	0	0	0	8,005	327
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	7,447,863	1,550,027	277,633	0	0	0	0	0	0	9,275,523	1,638,970
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(7,435,081)	(1,552,781)	0	0	(275,654)	0	0	0	0	(9,263,516)	(1,640,666)
Policyholders' account balances(5)	(1,031,525)	(146,924)	0	0	0	21,839	0	0	0	(1,156,610)	(128,815)

	Three Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$2,316	$0	$2,708	$27	$2,300	$0	$2,700
Other assets:
Fixed maturities, trading	0	34	0	0	0	33	0
Equity securities	0	327	0	0	0	327	0
Other invested assets	0	0	0	0	0	0	0
Reinsurance recoverables	1,550,027	0	0	0	1,638,970	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(1,552,781)	0	0	0	(1,640,666)	0	0
Policyholders' account balances	(146,924)	0	0	0	(128,815)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	(7)	0	0	0	0	0	0	0	156	(8)
Corporate securities(3)	174,776	(7,032)	2,342	0	0	(4,373)	0	5,117	0	170,830	(7,101)
Structured securities(4)	2,065	(13)	25,950	0	0	(823)	0	0	0	27,179	(13)
Other assets:
Fixed maturities, trading	755	46	0	0	0	0	0	0	0	801	46
Equity securities	7,889	116	0	0	0	0	0	0	0	8,005	116
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	13,239,539	(4,519,882)	555,866	0	0	0	0	0	0	9,275,523	(4,201,349)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(13,227,814)	4,516,201	0	0	(551,903)	0	0	0	0	(9,263,516)	4,197,669
Policyholders' account balances(5)	(1,155,274)	(36,667)	0	0	0	35,331	0	0	0	(1,156,610)	(325)

	Six Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1,808	$0	$(8,910)	$50	$1,799	$0	$(8,921)
Other assets:
Fixed maturities, trading	0	46	0	0	0	46	0
Equity securities	0	116	0	0	0	116	0
Other invested assets	0	0	0	0	0	0	0
Reinsurance recoverables	(4,519,882)	0	0	0	(4,201,349)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	4,516,201	0	0	0	4,197,669	0	0
Policyholders' account balances	(36,667)	0	0	0	(325)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$42,013	$0	$2,779	$0	$0	$0	$0	$0	$0	$44,792	$0
Foreign government	152	9	0	0	0	0	0	0	0	161	9
Corporate securities(3)	130,682	16,438	1,471	0	0	(3,377)	0	11,758	0	156,972	16,378
Structured securities(4)	7,438	9	0	0	0	(304)	0	0	(5,636)	1,507	9
Other assets:
Fixed maturities, trading	538	106	0	0	0	0	0	0	0	644	106
Equity securities	9,196	(46)	0	0	0	0	0	0	0	9,150	(46)
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Reinsurance recoverables	20,214,824	(1,457,242)	270,556	0	0	0	0	0	0	19,028,138	(1,317,838)
Receivables from parent and affiliates	1,575	4	0	0	0	(1,579)	0	0	0	0	0
Liabilities:
Future policy benefits	(20,196,457)	1,450,990	0	0	(268,599)	0	0	0	0	(19,014,066)	1,319,848
Policyholders' account balances(5)	(900,261)	(77,695)	0	0	(67,527)	0	0	0	0	(1,045,483)	(82,850)

	Three Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,361)	$0	$18,807	$10	$(2,361)	$0	$18,757
Other assets:
Fixed maturities, trading	0	106	0	0	0	106	0
Equity securities	0	(46)	0	0	0	(46)	0
Other invested assets	(4)	0	0	0	(4)	0	0
Reinsurance recoverables	(1,457,242)	0	0	0	(1,317,838)	0	0
Receivables from parent and affiliates	0	0	0	4	0	0	0
Liabilities:
Future policy benefits	1,450,990	0	0	0	1,319,848	0	0
Policyholders' account balances	(77,695)	0	0	0	(82,850)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$6,121	$0	$0	$0	$0	$0	$0	$44,792	$0
Foreign government	163	(2)	0	0	0	0	0	0	0	161	(2)
Corporate securities(3)	50,083	(1,532)	8,664	(3,680)	0	(6,335)	0	109,772	0	156,972	(807)
Structured securities(4)	2,001	(475)	6,145	0	0	(528)	0	0	(5,636)	1,507	(473)
Other assets:
Fixed maturities, trading	668	(24)	0	0	0	0	0	0	0	644	(24)
Equity securities	9,898	(748)	0	0	0	0	0	0	0	9,150	(748)
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Reinsurance recoverables	8,539,671	9,950,960	537,507	0	0	0	0	0	0	19,028,138	10,102,377
Receivables from parent and affiliates	3,135	23	0	0	0	(3,158)	0	0	0	0	0
Liabilities:
Future policy benefits	(8,529,566)	(9,950,913)	0	0	(533,587)	0	0	0	0	(19,014,066)	(10,102,329)
Policyholders' account balances(5)	(962,351)	39,960	0	0	(123,092)	0	0	0	0	(1,045,483)	42,260

	Six Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(4,140)	$0	$2,031	$100	$(3,695)	$0	$2,413
Other assets:
Fixed maturities, trading	0	(24)	0	0	0	(24)	0
Equity securities	0	(748)	0	0	0	(748)	0
Other invested assets	(4)	0	0	0	(4)	0	0
Reinsurance recoverables	9,950,960	0	0	0	10,102,377	0	0
Receivables from parent and affiliates	0	0	0	23	0	0	0
Liabilities:
Future policy benefits	(9,950,913)	0	0	0	(10,102,329)	0	0
Policyholders' account balances	39,960	0	0	0	42,260	0	0

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

	June 30, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,375,435	$1,375,435	$1,288,940
Policy loans	0	0	1,325,519	1,325,519	1,325,519
Cash and cash equivalents	35,408	0	0	35,408	35,408
Accrued investment income	0	97,327	0	97,327	97,327
Reinsurance recoverables	0	0	240,903	240,903	234,232
Receivables from parent and affiliates	0	169,817	0	169,817	169,817
Other assets	0	41,149	0	41,149	41,149
Total assets	$35,408	$308,293	$2,941,857	$3,285,558	$3,192,392
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,448,751	$296,554	$1,745,305	$1,738,633
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	175,902	0	175,902	175,902
Other liabilities	0	457,151	34,091	491,242	491,242
Total liabilities	$0	$2,084,529	$330,645	$2,415,174	$2,408,502

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,359,422	$1,359,422	$1,288,846
Policy loans	0	0	1,323,681	1,323,681	1,323,681
Cash and cash equivalents	29,653	0	0	29,653	29,653
Accrued investment income	0	93,613	0	93,613	93,613
Reinsurance recoverables	0	0	227,993	227,993	217,637
Receivables from parent and affiliates	0	154,503	0	154,503	154,503
Other assets	0	27,120	0	27,120	27,120
Total assets	$29,653	$275,236	$2,911,096	$3,215,985	$3,135,053
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,428,043	$286,533	$1,714,576	$1,704,220
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	75,990	0	75,990	75,990
Other liabilities	0	415,889	0	415,889	415,889
Total liabilities	$0	$1,922,647	$286,533	$2,209,180	$2,198,824

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

6.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, Gibraltar Universal Life Reinsurance Company ("GUL Re"), Dryden Arizona Reinsurance Term Company (“DART”), and Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), a subsidiary of Prudential Financial that was sold to a third-party on June 30, 2021, as discussed below. The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$42,955,806	$48,367,096
Policy loans	(154,019)	(153,869)
Deferred policy acquisition costs	(6,384,433)	(6,574,020)
Deferred sales inducements	(427,921)	(445,493)
Other assets(1)	208,082	233,364
Policyholders’ account balances	4,671,873	4,773,439
Future policy benefits(2)	5,102,094	5,069,353
Other liabilities(3)	1,118,501	1,099,318

(1)Includes $0.0 million of unaffiliated activity at both June 30, 2021 and December 31, 2020.
(2)Includes $0.1 million and $0 million of unaffiliated activity as of June 30, 2021 and December 31, 2020, respectively.
(3)Includes $47 million and $43 million of unaffiliated activity as of June 30, 2021 and December 31, 2020, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables by counterparty are broken out below:

	June 30, 2021	December 31, 2020
	(in thousands)
PAR U	$13,323,437	$13,352,845
PALAC	12,307,123	15,941,123
PURC	5,514,890	5,368,831
PARCC	2,498,339	2,572,428
GUL Re	2,613,264	2,573,609
PAR Term	1,934,818	1,913,265
Prudential Insurance	2,021,776	2,421,226
Prudential of Taiwan	0	1,649,998
Term Re	1,844,333	1,766,978
DART	604,157	502,770
Unaffiliated	293,669	304,023
Total reinsurance recoverables	$42,955,806	$48,367,096

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Premiums:
Direct	$486,008	$484,577	$972,885	$960,063
Assumed(1)	41	47	84	95
Ceded(2)	(441,187)	(462,080)	(883,702)	(922,743)
Net premiums	44,862	22,544	89,267	37,415
Policy charges and fee income:
Direct	893,456	816,817	1,803,345	1,718,259
Assumed	146,537	131,579	286,650	264,083
Ceded(3)	(859,793)	(787,311)	(1,757,930)	(1,681,338)
Net policy charges and fee income	180,200	161,085	332,065	301,004
Net investment income:
Direct	96,905	84,946	197,300	166,038
Assumed	371	394	730	794
Ceded	(1,976)	(1,878)	(3,863)	(3,789)
Net investment income	95,300	83,462	194,167	163,043
Asset administration fees:
Direct	98,823	84,330	195,437	173,659
Assumed	0	0	0	0
Ceded	(92,547)	(80,028)	(182,950)	(164,969)
Net asset administration fees	6,276	4,302	12,487	8,690
Other income:
Direct	24,577	12,682	41,677	21,288
Assumed(4)	13	408	(60)	(29)
Ceded	41	640	106	125
Amortization of reinsurance income	999	1,162	2,151	2,344
Net other income	25,630	14,892	43,874	23,728
Realized investment gains (losses), net:
Direct	(1,655,473)	1,408,425	4,502,274	(9,900,749)
Assumed	0	0	0	0
Ceded(5)	1,532,971	(1,488,656)	(4,548,168)	9,910,413
Realized investment gains (losses), net	(122,502)	(80,231)	(45,894)	9,664
Policyholders’ benefits (including change in reserves):
Direct	801,694	744,620	1,799,518	1,811,718
Assumed(6)	225,704	208,315	417,509	569,770
Ceded(7)	(949,322)	(866,682)	(2,045,038)	(2,209,312)
Net policyholders’ benefits (including change in reserves)	78,076	86,253	171,989	172,176
Interest credited to policyholders’ account balances:
Direct	100,790	92,457	280,225	271,752
Assumed	32,132	34,020	65,118	68,256
Ceded	(85,522)	(60,060)	(241,773)	(218,545)
Net interest credited to policyholders’ account balances	47,400	66,417	103,570	121,463
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(292,845)	(139,336)	(761,280)	(882,247)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Includes $0 million and $0.1 million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively and $0.1 million for both the six months ended June 30, 2021 and 2020.
(2)Includes $(6.6) million and $(2.6) million of unaffiliated activity for the three months ended June 30, 2021, and 2020, respectively and $(13.7) million and $(5.1) million for the six months ended June 30, 2021 and 2020, respectively.
(3)Includes $(16) million and $(11) million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively and $(30) million and $(21) million for the six months ended June 30, 2021 and 2020, respectively.
(4)Includes $0.0 million and $(0.4) million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively and $0 million for both the six months ended June 30, 2021 and 2020.
(5)Includes $31 million and $(29) million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively and $(110) million and $227 million for the six months ended June 30, 2021 and 2020, respectively.
(6)Includes $0.2 million and $0.5 million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively and $0.3 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.
(7)Includes $(50) million and $(19) million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively and $(131) million and $(24) million for the six months ended June 30, 2021 and 2020, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Direct gross life insurance face amount in force	$1,068,336,643	$1,020,870,402
Assumed gross life insurance face amount in force	38,300,008	39,361,931
Reinsurance ceded	(993,562,545)	(976,357,109)
Net life insurance face amount in force	$113,074,106	$83,875,224

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

Effective July 1, 2021, the Company recaptured the risks related to its business, as discussed above, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company.

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

Prudential of Taiwan

On January 31, 2001, Pruco Life transferred all of its assets and liabilities associated with its Taiwanese branch, including its Taiwanese insurance book of business, to Prudential of Taiwan. The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, Pruco Life is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against Pruco Life.

The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under U.S. GAAP. Under this accounting treatment, the insurance related liabilities remained on the books of Pruco Life and an offsetting reinsurance recoverable was established. These assets and liabilities were denominated in U.S. dollars.

On August 11, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, entered into a Share Purchase Agreement with Taishin Financial Holding Co., Ltd. (the “Buyer”) pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential of Taiwan. The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. On June 30, 2021, PIIH completed the sale of Prudential of Taiwan to the Buyer. This resulted in the removal of the insurance related liabilities and offsetting reinsurance recoverables previously on the books of Pruco Life. The Buyer provided Pruco Life a backstop indemnification and Pruco Life provided a guarantee to stand ready to perform in the event of default by both Prudential of Taiwan and the Buyer. Refer to Note 10 for details on the guarantee.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2021, $3.3 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(38.3) million, or (120.44)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first six months of 2021, compared to $(56.5) million, or (108.84)%, in the first six months of 2020. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the year-to-date 2020 effective tax rate an income tax benefit of $30 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(7,797)	$553,925	$546,128
Change in OCI before reclassifications	(4,781)	(129,762)	(134,543)
Amounts reclassified from AOCI	0	(4,473)	(4,473)
Income tax benefit (expense)	149	28,186	28,335
Balance, June 30, 2021	$(12,429)	$447,876	$435,447

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(7,917)	$289,359	$281,442
Change in OCI before reclassifications	(3,888)	195,529	191,641
Amounts reclassified from AOCI	0	(4,502)	(4,502)
Income tax benefit (expense)	12	(40,116)	(40,104)
Balance, June 30, 2020	$(11,793)	$440,270	$428,477

(1)Includes cash flow hedges of $12 million and $(8) million as of June 30, 2021 and December 31, 2020, respectively, and $94 million and $26 million as of June 30, 2020 and December 31, 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$1,816	$(553)	$5,842	$11,240
Net unrealized investment gains (losses) on available-for-sale securities	1,369	(4,063)	(1,369)	(6,738)
Total net unrealized investment gains (losses)(4)	3,185	(4,616)	4,473	4,502
Total reclassifications for the period	$3,185	$(4,616)	$4,473	$4,502

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$0	$849,349	$1,200,048	$(1,348,231)	$(147,241)	$553,925
Net investment gains (losses) on investments arising during the period	68	(181,188)	0	0	38,031	(143,089)
Reclassification adjustment for (gains) losses included in net income	0	(4,473)	0	0	939	(3,534)
Impact of net unrealized investment (gains) losses	0	0	(204,775)	256,133	(10,784)	40,574
Balance, June 30, 2021	$68	$663,688	$995,273	$(1,092,098)	$(119,055)	$447,876

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.3 million and $0.4 million for the three months ended June 30, 2021, and 2020, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. The expense charged to the Company for the deferred compensation program was $0.8 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $6 million and $9 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $3 million for both the three months ended June 30, 2021 and 2020, and $6 million and $9 million for the six months ended June 30, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $1 million and $2 million for the three months ended June 30, 2021 and 2020, respectively, and $2 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $97 million and $129 million for the three months ended June 30, 2021 and 2020, respectively, and $193 million and $297 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $14 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and $32 million and $25 million for the six months ended June 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $5,069 million at June 30, 2021 and $4,757 million at December 31, 2020. Fees related to these COLI policies were $14 million and $11 million for the three months ended June 30, 2021 and 2020, respectively, and $27 million and $25 million for the six months ended June 30, 2021 and 2020, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $7 million for both the six months ended June 30, 2021 and 2020. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $107 million and $111 million as of June 30, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes gains of $4 million and $8 million for the three months ended June 30, 2021 and 2020, respectively, and a gain of $7 million and a loss of $2 million for the six months ended June 30, 2021 and 2020, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $94 million and $81 million for the three months ended June 30, 2021 and 2020, respectively, and $185 million and $166 million for the six months ended June 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $4 million and $3 million for the three months ended June 30, 2021 and 2020, respectively, and $7 million and $5 million for the six months ended June 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2021 and December 31, 2020 were as follows:

	Maturity Dates			Interest Rates			June 30, 2021	December 31, 2020
							(in thousands)
U.S. dollar fixed rate notes	2022	-	2027	0.00%	-	14.85%	$110,607	$111,970
Total notes receivable - affiliated(1)							$110,607	$111,970

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

Accrued interest receivable related to these loans was $1 million at both June 30, 2021 and December 31, 2020, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended June 30, 2021 and 2020, and $2 million for both the six months ended June 30, 2021 and 2020, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2021 and for the year ended December 31, 2020.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	March 2020	Purchase	Other Invested Assets	$1,390	$1,390	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$61,953	$59,659	$(1,812)	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0
GA BV LLC	July 2020	Transfer Out	Fixed Maturities	$1,914	$1,914	$0	$0
PALAC	June 2021	Purchase	Equities	$40,284	$40,284	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of June 30, 2021 and December 31, 2020, there was no debt outstanding.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $0.0 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.0 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

Contributed Capital and Dividends

Through June 2021, the Company received capital contributions in the amount of $106 million from Prudential Insurance and there was a return of capital in the amount of $34 million associated with the financial guarantee related to the sale of Prudential

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of Taiwan. In June, September and December of 2020, the Company received a capital contribution in the amount of $325 million, $75 million and $175 million, respectively, from Prudential Insurance.

Through June 2021 and December 2020, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2021 and December 31, 2020, the outstanding balances on these commitments were $40 million and $30 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both June 30, 2021 and December 31, 2020. There was a change in allowance of $0.0 million for both the three and six months ended June 30, 2021 and 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2021 and December 31, 2020, $353 million and $354 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2021 or 2020.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan as discussed in Note 6. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has recorded a liability of $34 million as of June 30, 2021, which represents the fair value of the guarantee and will be amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Other Matters
Doyle C. Stone v. PFI, et al.

In April 2021, defendants filed a motion to dismiss the complaint. In June 2021, plaintiff filed a notice of voluntary dismissal of the complaint, without prejudice.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2021, compared with December 31, 2020, and its consolidated results of operations for the three and six months ended June 30, 2021 and 2020. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements” , and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders.

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact Pruco Life Insurance Company of New Jersey, which will continue to reinsure its new and in force business to The Prudential Insurance Company of America. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company.
COVID-19
Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations; however, the impacts to our businesses have moderated recently and are expected to continue to moderate. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. In addition, while we have seen strong sales of key products, COVID-19 could impact sales prospects in the near-term.

•Results of Operations. For the three and six months ended June 30, 2021 we reported a net loss of $(33) million and a net income of $70 million, respectively. See “Results of Operations” for a discussion of results for the second quarter and the first six months of 2021.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2021 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $0.4 billion from $208.3 billion at December 31, 2020 to $207.9 billion at June 30, 2021. Significant components were:

•Reinsurance recoverables decreased $5.4 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from rising interest rates and favorable equity market performance;

Partially offset by:
•Separate account assets increased $4.4 billion primarily driven by favorable equity performance, partially offset by net outflows and policy charges.
Total liabilities decreased $0.5 billion from $204.3 billion at December 31, 2020 to $203.8 billion at June 30, 2021. Significant components were:
•Future policy benefits decreased $5.5 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above;
Partially offset by:
•Separate account liabilities increased $4.4 billion, corresponding to the increase in Separate account assets, as discussed above.
Total equity increased $31 million from $4,048 million at December 31, 2020 to $4,079 million at June 30, 2021 primarily driven by a capital contribution of $106 million from Prudential Insurance to fund additional reserve requirements, partially offset by unrealized losses primarily on fixed maturity investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss).

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $7 million from a loss of $19 million for the three months ended June 30, 2020 to a loss of $26 million for the three months ended June 30, 2021. This includes an unfavorable comparative net loss of $24 million from our annual reviews and update of assumptions and other refinements primarily due to the absence of favorable investment assumptions. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $17 million primarily driven by:

•Higher Policy charges and fee income due to increased variable life product sales and higher charges from the universal life products;
•Higher Premiums from growth in term policies retained; and
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields;
Partially offset by:
•Higher General, administrative and other expenses driven by unfavorable comparative impact from commission and expense allowance ceded due to lower sales and run off from ceded life business, partially offset by lower expenses due to company initiatives; and
•Higher Policyholders' benefits from an increase in reserves due to continued growth in retained products.

Six Months Comparison

Income (loss) from operations before income taxes decreased $20 million from income of $52 million for the six months ended June 30, 2020 to income of $32 million for the six months ended June 30, 2021. This includes an unfavorable comparative net loss of $24 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $4 million primarily driven by:
•Higher Premiums from growth in term policies retained;
•Higher Policy charges and fee income due to increased variable life product sales and higher charges from universal life products; and
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields;
Partially offset by:
•Higher General, administrative and other expenses driven by unfavorable comparative impacts from commission and expense allowances due to lower annuity sales and run off from ceded life business; and
•Higher Policyholders' benefits from an increase in reserves due to continued growth in retained products, as well as higher net death benefits.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $24 million from $206 million for the three months ended June 30, 2020 to $230 million for the three months ended June 30, 2021. This includes an unfavorable comparative net decrease of $43 million from our annual reviews and update of assumptions and other refinements primarily due to the absence of favorable investment assumptions. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $67 million primarily driven by:
•Higher Policy charges and fee income due to increased variable life product sales and higher charges from the universal life products;
•Higher Premiums from growth in term policies retained; and
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields.

Benefits and expenses increased $31 million from $225 million for the three months ended June 30, 2020 to $256 million for the three months ended June 30, 2021. This includes a favorable comparative net decrease of $19 million from our annual reviews and update of assumptions and other refinements primarily due to the absence of favorable investment assumptions. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $50 million primarily driven by:
•Higher General, administrative and other expenses driven by unfavorable comparative impacts from commission and expense allowances due to lower annuity sales and run off from ceded life business; and
•Higher Policyholders' benefits from an increase in reserves due to continued growth in retained products.
Six Months Comparison
Revenues increased $82 million from $544 million for the six months ended June 30, 2020 to $626 million for the six months ended June 30, 2021. This includes an unfavorable comparative net decrease of $43 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $125 million primarily driven by:
•Higher Premiums from growth in term policies retained;
•Higher Policy charges and fee income due to increased variable life product sales and higher charges from universal life products; and
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields.
Benefits and expenses increased $102 million from $492 million for the six months ended June 30, 2020 to $594 million for the six months ended June 30, 2021. This includes a favorable comparative net decrease of $19 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $121 million primarily driven by:
•Higher General, administrative and other expenses driven by unfavorable comparative impacts from commission and expense allowances due to lower annuity sales and run off from ceded life business; and
•Higher Policyholders' benefits from an increase in reserves due to continued growth in retained products and higher net death benefits.
Risks and Risk Mitigants
Variable Annuity Risks and Risk Mitigants:
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of Product Design Features and an Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through reinsurance for certain of our variable annuity products. For information on our reinsurance agreements, see Note 6 to the Unaudited Interim Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.
Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2021 and December 31, 2020, the Company had liquid assets of $7,708 million and $7,681 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $238 million and $477 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, $6,677 million, or 95%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of June 30, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,494 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2020.

As of June 30, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,175 million relates to Regulation XXX reserves and approximately $1,600 million relates to Guideline AXXX reserves. In addition, as of June 30, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Subsequent to the quarterly period covered by this Form 10-Q, effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2021