Form 10-Q
period 2021-09-30
PRUCO LIFE INSURANCE CO
filed 2021-11-19
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 19, 2021, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2021 and December 31, 2020	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020	5

	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	8

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	12

	3. Investments	16

	4. Derivatives and Hedging	27

	5. Fair Value of Assets and Liabilities	33

	6. Reinsurance	46

	7. Income Taxes	51

	8. Equity	52

	9. Related Party Transactions	54

	10. Commitments and Contingent Liabilities	58

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	74

PART II—OTHER INFORMATION		75

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 6.	Exhibits	76

SIGNATURES		77

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2021 and December 31, 2020 (in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2021-$2,237; 2020-$2,339) (amortized cost: 2021–$10,135,396; 2020–$6,157,371)	$10,702,155	$7,012,631
Fixed maturities, trading, at fair value (amortized cost: 2021–$3,929,972; 2020–$73,413)	3,751,472	82,482
Equity securities, at fair value (cost: 2021– $49,875; 2020–$105,508)	53,178	108,457
Policy loans	1,324,335	1,323,681
Short-term investments	84,240	49,997
Commercial mortgage and other loans (net of $4,254 and $4,552 allowance for credit losses at September 30, 2021 and December 31, 2020, respectively)	2,042,654	1,288,846
Other invested assets (includes $302,389 and $94,939 of assets measured at fair value at September 30, 2021 and December 31, 2020, respectively)	1,252,522	520,955
Total investments	19,210,556	10,387,049
Cash and cash equivalents	1,100,935	426,979
Deferred policy acquisition costs	6,210,116	2,433,936
Accrued investment income	139,355	93,613
Reinsurance recoverables	30,904,877	48,367,096
Receivables from parent and affiliates	361,494	266,473
Deferred sales inducements	378,870	0
Income taxes receivable	1,064,825	175,024
Other assets	356,981	417,508
Separate account assets	146,825,583	145,740,422
TOTAL ASSETS	$206,553,592	$208,308,100
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$27,817,818	$32,889,181
Policyholders’ account balances	24,399,646	23,857,574
Cash collateral for loaned securities	0	2,725
Long-term debt to affiliates	322,631	0
Payables to parent and affiliates	133,353	75,990
Other liabilities	1,692,610	1,694,492
Separate account liabilities	146,825,583	145,740,422
Total liabilities	201,191,641	204,260,384
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,587,195	1,726,690
Retained earnings	(608,408)	1,772,398
Accumulated other comprehensive income (loss)	380,664	546,128
Total equity	5,361,951	4,047,716
TOTAL LIABILITIES AND EQUITY	$206,553,592	$208,308,100

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2021 and 2020 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Premiums	$51,537	$24,307	$140,804	$61,722
Policy charges and fee income	610,101	151,080	942,166	452,084
Net investment income	179,110	93,992	373,277	257,035
Asset administration fees	91,938	4,964	104,425	13,654
Other income	61,409	29,582	105,283	53,310
Realized investment gains (losses), net	(5,008,612)	(1,547)	(5,054,506)	8,117
TOTAL REVENUES	(4,014,517)	302,378	(3,388,551)	845,922
BENEFITS AND EXPENSES
Policyholders’ benefits	386,003	55,828	557,992	228,004
Interest credited to policyholders’ account balances	(304,406)	52,266	(200,836)	173,729
Amortization of deferred policy acquisition costs	138,794	42,299	225,749	105,246
General, administrative and other expenses	(1,039,337)	119,379	(807,697)	254,411
TOTAL BENEFITS AND EXPENSES	(818,946)	269,772	(224,792)	761,390
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(3,195,571)	32,606	(3,163,759)	84,532
Income tax expense (benefit)	(744,016)	(117,796)	(782,332)	(174,314)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(2,451,555)	150,402	(2,381,427)	258,846
Equity in earnings of operating joint venture, net of taxes	466	(324)	621	(1,624)
NET INCOME (LOSS)	$(2,451,089)	$150,078	$(2,380,806)	$257,222
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	877	(4,119)	(3,904)	(8,007)
Net unrealized investment gains (losses)	(70,667)	41,679	(204,902)	232,706
Total	(69,790)	37,560	(208,806)	224,699
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(15,007)	10,954	(43,342)	51,058
Other comprehensive income (loss), net of taxes	(54,783)	26,606	(165,464)	173,641
Comprehensive income (loss)	$(2,505,872)	$176,684	$(2,546,270)	$430,863

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716
Contributed capital		105,900			105,900
Comprehensive income (loss):
Net income (loss)			103,377		103,377
Other comprehensive income (loss), net of tax				(281,676)	(281,676)
Total comprehensive income (loss)					(178,299)
Balance, March 31, 2021	$2,500	$1,832,590	$1,875,775	$264,452	$3,975,317
Contributed capital		0			0
Return of capital		(34,091)			(34,091)
Comprehensive income (loss):
Net income (loss)			(33,094)		(33,094)
Other comprehensive income (loss), net of taxes				170,995	170,995
Total comprehensive income (loss)					137,901
Balance, June 30, 2021	$2,500	$1,798,499	$1,842,681	$435,447	$4,079,127
Contributed capital		3,813,370			3,813,370
Contributed (distributed) capital-parent/child asset transfers		(24,674)			(24,674)
Comprehensive income (loss):
Net income (loss)			(2,451,089)		(2,451,089)
Other comprehensive income (loss), net of tax				(54,783)	(54,783)
Total comprehensive income (loss)					(2,505,872)
Balance, September 30, 2021	$2,500	$5,587,195	$(608,408)	$380,664	$5,361,951

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$1,153,632	$1,577,453	$281,442	$3,015,027
Cumulative effect of adoption of accounting changes(1)			(1,752)		(1,752)
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			97,612		97,612
Other comprehensive income (loss), net of tax				(126,381)	(126,381)
Total comprehensive income (loss)					(28,769)
Balance, March 31, 2020	$2,500	$1,153,632	$1,673,313	$155,061	$2,984,506
Contributed capital		325,000			325,000
Contributed (distributed) capital-parent/child asset transfers		(1,942)			(1,942)
Comprehensive income (loss):
Net income (loss)			9,532		9,532
Other comprehensive income (loss), net of tax				273,416	273,416
Total comprehensive income (loss)					282,948
Balance, June 30, 2020	$2,500	$1,476,690	$1,682,845	$428,477	$3,590,512
Contributed capital		75,000			75,000
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			150,078		150,078
Other comprehensive income (loss), net of tax				26,606	26,606
Total comprehensive income (loss)					176,684
Balance, September 30, 2020	$2,500	$1,551,690	$1,832,923	$455,083	$3,842,196
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,380,806)	$257,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(23,117)	(71,478)
Interest credited to policyholders’ account balances	(200,836)	173,729
Realized investment (gains) losses, net	5,054,506	(8,117)
Amortization and other non-cash items	2,194,580	(51,884)
Change in:
Future policy benefits	1,650,019	1,941,962
Reinsurance recoverables	(1,031,339)	(1,813,912)
Accrued investment income	(45,742)	(1,003)
Net payables to/receivables from parent and affiliates	37,027	(167,262)
Deferred policy acquisition costs	(3,757,575)	(416,334)
Income taxes	(839,899)	(188,785)
Derivatives, net	(481,898)	46,727
Other, net	143,809	(5,744)
Cash flows from (used in) operating activities	318,729	(304,879)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	932,746	254,708
Fixed maturities, trading	5,567	0
Equity securities	99,362	198
Policy loans	128,140	127,219
Ceded policy loans	(9,616)	(9,783)
Short-term investments	79,584	174,584
Commercial mortgage and other loans	198,654	97,201
Other invested assets	122,821	7,299
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,422,592)	(603,729)
Fixed maturities, trading	(107,007)	(13,418)
Equity securities	(41,092)	(6)
Policy loans	(90,102)	(103,923)
Ceded policy loans	10,061	17,639
Short-term investments	(77,669)	(371,508)
Commercial mortgage and other loans	(227,104)	(86,716)
Other invested assets	(83,235)	(48,390)
Notes receivable from parent and affiliates, net	(54,928)	(87)
Derivatives, net	4,459	(928)
Other, net	(5,775)	1,673
Cash flows from (used in) investing activities	(537,726)	(557,967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	3,677,850	3,611,907
Ceded policyholders’ account deposits	(842,153)	(2,642,461)
Policyholders’ account withdrawals	(3,010,737)	(2,487,346)
Ceded policyholders’ account withdrawals	246,895	2,048,783
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(2,717)	(4,798)
Contributed capital	493,756	400,000
Contributed (distributed) capital - parent/child asset transfers	(3,946)	(2,458)
Net change in all other financing arrangements (maturities 90 days or less)	0	1,452
Proceeds from the issuance of debt (maturities longer than 90 days)	323,839	0
Drafts outstanding	18,192	8,363
Other, net	(8,026)	(83)
Cash flows from (used in) financing activities	892,953	933,359
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	673,956	70,513
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	426,979	563,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,100,935	$633,712
Significant Non-Cash Transactions
Cash Flows from Investing and Financing Activities for the nine months ended September 30, 2021 excludes certain non-cash transactions related to the Pruco Life Insurance Company recapturing the risks related to its business that had previously been reinsured to Prudential Annuities Life Assurance Corporation from April 1, 2016 through June 30, 2021, which was effective July 1, 2021. See Note 1 for additional information. There were no significant non-cash transactions for the nine months ended September 30, 2020.
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

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The financial statement impacts of this transaction are as follows:

Unaudited Interim Consolidated Statement of Financial Position

	Balance as of June 30, 2021	Impacts of Recapture	Total as of July 1, 2021
	(in millions)
ASSETS
Total investments(1)(2)	$10,705	$8,324	$19,029
Cash and cash equivalents	238	414	652
Deferred policy acquisition costs	2,790	3,286	6,076
Accrued investment income	97	42	139
Reinsurance recoverables	42,956	(12,307)	30,649
Deferred sales inducements	0	388	388
Receivable from parent and affiliates	280	0	280
Income taxes receivable	274	765	1,039
Other assets	403	(84)	319
Separate account assets	150,165	0	150,165
TOTAL ASSETS	$207,908	$828	$208,736
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$27,399	$0	$27,399
Policyholders’ account balances	24,326	0	24,326
Cash collateral for loaned securities	3	0	3
Payables to parent and affiliates	176	(106)	70
Other liabilities	1,760	0	1,760
Separate account liabilities	150,165	0	150,165
Total Liabilities	203,829	(106)	203,723
EQUITY
Common stock	3	0	3
Additional paid-in capital(3)	1,798	3,786	5,584
Retained earnings	1,843	(2,797)	(954)
Accumulated other comprehensive income	435	(55)	380
Total equity	4,079	934	5,013
TOTAL LIABILITIES AND EQUITY	$207,908	$828	$208,736
Significant non-cash transactions
(1) The increase in total investments includes non-cash activities of $8.3 billion related to the recapture transaction.
(2) The Company incurred a loss related to ceding commissions of $2 billion.
(3) The increase in Additional paid-in capital includes non-cash activities of $3.4 billion in invested assets related to capital contributions from Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statement of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2021	Impacts of Recapture
(in millions)
REVENUES
Other income (loss)	$(1)
Realized investment gains (losses), net	(4,953)
TOTAL REVENUES	(4,954)
BENEFITS AND EXPENSES
Policyholders’ benefits	257
Interest credited to policyholders’ account balances	(399)
General, administrative and other expenses	(1,272)
TOTAL BENEFITS AND EXPENSES	(1,414)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(3,540)
Income tax expense (benefit)	(743)
NET INCOME (LOSS)	$(2,797)

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC/ Retained Earnings Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
PALAC	July 1, 2021	Purchase	Derivatives, Fixed Maturities, Equity Securities, Commercial Mortgages and JV/LP Investments	$4,908	$4,908	$0	$0	$0
Prudential Insurance	July 1, 2021	Contributed Capital	Fixed Maturities	$3,420	$3,420	$3,420	$0	$0

As part of the recapture transaction, the Company received invested assets of $6.8 billion, net of $2.0 billion ceding commissions as consideration from PALAC, which is equivalent to the amount of statutory reserve credit taken as of June 30, 2021. The Company released a reinsurance recoverable of $12.3 billion.

The Company derecognized its ceded Deferred Acquisition Costs ("DAC") and Deferred Sales Inducements ("DSI") balances as of June 30, 2021. The company also recognized a net deferred reinsurance loss from the original transaction of $0.1 billion. As a result of the recapture transaction, the Company recognized a pre-tax loss of $3.5 billion immediately.

There was a $3.8 billion capital contribution from Prudential Insurance, which includes $3.4 billion in invested assets and $0.4 billion in cash.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The most significant estimates include those used in determining DAC and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of September 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of September 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$358,184	$22,847	$101	$0	$380,930
Obligations of U.S. states and their political subdivisions	481,474	48,044	128	0	529,390
Foreign government bonds	275,756	25,679	3,125	0	298,310
U.S. public corporate securities	4,086,880	358,688	25,239	0	4,420,329
U.S. private corporate securities	1,445,143	65,984	8,522	1,558	1,501,047
Foreign public corporate securities	767,349	33,121	6,134	0	794,336
Foreign private corporate securities	1,909,870	63,187	30,695	679	1,941,683
Asset-backed securities(1)	338,088	974	581	0	338,481
Commercial mortgage-backed securities	453,399	25,153	1,992	0	476,560
Residential mortgage-backed securities(2)	19,253	1,836	0	0	21,089
Total fixed maturities, available-for-sale	$10,135,396	$645,513	$76,517	$2,237	$10,702,155

(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and other asset types.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,946	$2,931	$22	$0	$77,855
Obligations of U.S. states and their political subdivisions	460,003	57,948	0	0	517,951
Foreign government bonds	206,633	44,254	32	0	250,855
U.S. public corporate securities	2,473,440	456,581	587	0	2,929,434
U.S. private corporate securities	919,316	95,793	2,198	855	1,012,056
Foreign public corporate securities	278,717	42,899	886	0	320,730
Foreign private corporate securities	977,539	123,006	7,131	1,484	1,091,930
Asset-backed securities(1)	236,909	1,115	386	0	237,638
Commercial mortgage-backed securities	480,412	40,660	125	0	520,947
Residential mortgage-backed securities(2)	49,456	3,779	0	0	53,235
Total fixed maturities, available-for-sale	$6,157,371	$868,966	$11,367	$2,339	$7,012,631

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$2,141	$101	$2,141	$101
Obligations of U.S. states and their political subdivisions	17,997	128	0	0	17,997	128
Foreign government bonds	86,349	3,123	81	2	86,430	3,125
U.S. public corporate securities	1,497,660	24,875	7,527	364	1,505,187	25,239
U.S. private corporate securities	483,604	5,782	16,458	2,740	500,062	8,522
Foreign public corporate securities	406,354	4,734	7,510	1,400	413,864	6,134
Foreign private corporate securities	953,235	23,099	62,258	7,116	1,015,493	30,215
Asset-backed securities	110,654	581	0	0	110,654	581
Commercial mortgage-backed securities	73,101	1,285	16,846	707	89,947	1,992
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$3,628,954	$63,607	$112,821	$12,430	$3,741,775	$76,037

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,255	$22	$0	$0	$2,255	$22
Foreign government bonds	2,270	32	0	0	2,270	32
U.S. public corporate securities	33,295	341	2,754	246	36,049	587
U.S. private corporate securities	33,806	771	6,659	1,427	40,465	2,198
Foreign public corporate securities	6,432	97	6,464	789	12,896	886
Foreign private corporate securities	2,931	131	85,340	6,657	88,271	6,788
Asset-backed securities	51,914	183	70,503	203	122,417	386
Commercial mortgage-backed securities	17,443	125	0	0	17,443	125
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$150,346	$1,702	$171,720	$9,322	$322,066	$11,024

As of September 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $62.8 million and $5.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $13.2 million and $6.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2021, the $12.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, utility and finance sectors. As of December 31, 2020, the $9.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and utility sectors.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$138,773	$138,226
Due after one year through five years	1,825,519	1,858,235
Due after five years through ten years	2,355,010	2,396,158
Due after ten years	5,005,354	5,473,406
Asset-backed securities	338,088	338,481
Commercial mortgage-backed securities	453,399	476,560
Residential mortgage-backed securities	19,253	21,089
Total fixed maturities, available-for-sale	$10,135,396	$10,702,155

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$268,215	$55,657	$585,205	$68,598
Proceeds from maturities/prepayments	180,569	51,892	351,027	189,646
Gross investment gains from sales and maturities	7,853	1,245	16,361	1,837
Gross investment losses from sales and maturities	(2,991)	(82)	(14,647)	(1,818)
Write-downs recognized in earnings(2)	(1)	(3,290)	(3)	(4,312)
(Addition to) release of allowance for credit losses	(1,678)	2,039	103	(2,533)

(1)Includes $3.5 million of non-cash related proceeds due to the timing of trade settlements for both the nine months ended September 30, 2021 and 2020.
(2)Amounts represent write-downs on securities actively marketed for sale and write-downs on securities approaching maturity related to foreign exchange movements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$558	$0	$0	$0	$558
Additions to allowance for credit losses not previously recorded	0	0	1,558	0	0	0	1,558
Reductions for securities sold during the period	0	0	(3)	0	0	0	(3)
Addition (reductions) on securities with previous allowance	0	0	124	0	0	0	124
Balance, end of period	$0	$0	$2,237	$0	$0	$0	$2,237

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$4,572	$0	$0	$0	$4,572
Additions to allowance for credit losses not previously recorded	0	0	781	0	0	0	781
Reductions for securities sold during the period	0	0	(2,701)	0	0	0	(2,701)
Addition (reductions) on securities with previous allowance	0	0	(119)	0	0	0	(119)
Balance, end of period	$0	$0	$2,533	$0	$0	$0	$2,533

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,339	$0	$0	$0	$2,339
Additions to allowance for credit losses not previously recorded	0	0	1,558	0	0	0	1,558
Reductions for securities sold during the period	0	0	(28)	0	0	0	(28)
Addition (reductions) on securities with previous allowance	0	0	(1,632)	0	0	0	(1,632)
Balance, end of period	$0	$0	$2,237	$0	$0	$0	$2,237

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	5,672	0	0	0	5,672
Reductions for securities sold during the period	0	0	(2,710)	0	0	0	(2,710)
Addition (reductions) on securities with previous allowance	0	0	(429)	0	0	0	(429)
Write-downs charged against the allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2,533	$0	$0	$0	$2,533

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended September 30, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the transportation and communication sectors within private corporate securities. For the three months ended September 30, 2020, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to restructurings in the energy sector within corporate securities.

For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net recoveries in the communication and utility sectors, partially offset by adverse projected cash flows in the transportation sector within private corporate securities. For the nine months ended September 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the communication and utility sectors within private corporate securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both September 30, 2021 and December 31, 2020.
Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(2.6) million and $5.8 million during the three months ended September 30, 2021 and 2020, respectively, and $(5.1) million and $2.6 million during the nine months ended September 30, 2021 and 2020, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.4 million and $1.8 million during the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$546,483	26.7%	$364,549	28.2%
Hospitality	37,345	1.8	34,069	2.6
Industrial	693,418	33.9	399,017	30.9
Office	320,973	15.6	195,443	15.1
Other	195,986	9.6	138,477	10.7
Retail	192,186	9.4	142,266	11.0
Total commercial mortgage loans	1,986,391	97.0	1,273,821	98.5
Agricultural property loans	60,517	3.0	19,577	1.5
Total commercial mortgage and agricultural property loans	2,046,908	100.0%	1,293,398	100.0%
Allowance for credit losses	(4,254)		(4,552)
Total net commercial mortgage and agricultural property loans	$2,042,654		$1,288,846

As of September 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (14%), Mexico (4%) and Australia (4%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$3,380	$24	$3,404	$4,549	$10	$4,559
Addition to (release of) allowance for expected losses	850	0	850	84	(2)	82
Allowance, end of period	$4,230	$24	$4,254	$4,633	$8	$4,641

	Nine Months Ended September 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$4,546	$6	$4,552	$1,743	$25	$1,768
Cumulative effect of adoption of ASU 2016-13	0	0	0	2,495	(8)	2,487
Addition to (release of) allowance for expected losses	(316)	18	(298)	395	(9)	386
Allowance, end of period	$4,230	$24	$4,254	$4,633	$8	$4,641

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2021, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the acquisition of loans, partially offset by the improving credit environment. For the three months ended September 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to new loan originations.

For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment, partially offset by net addition due to the acquisition of loans. For the nine months ended September 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$47,163	$16,342	$87,397	$65,975	$136,869	$526,833	$880,579
60%-69.99%	76,864	194,700	121,550	99,339	77,051	146,574	716,078
70%-79.99%	64,690	67,271	64,170	22,384	108,233	60,845	387,593
80% or greater	0	0	0	0	963	1,178	2,141
Total	$188,717	$278,313	$273,117	$187,698	$323,116	$735,430	$1,986,391
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$171,349	$186,140	$245,018	$178,068	$307,561	$667,944	$1,756,080
1.0 - 1.2x	17,368	88,712	12,174	0	7,155	20,573	145,982
Less than 1.0x	0	3,461	15,925	9,630	8,400	46,913	84,329
Total	$188,717	$278,313	$273,117	$187,698	$323,116	$735,430	$1,986,391
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$24,696	$0	$2,050	$5,096	$8,571	$20,104	$60,517
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$24,696	$0	$2,050	$5,096	$8,571	$20,104	$60,517
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$24,696	$0	$2,050	$5,096	$8,571	$19,289	$59,702
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	815	815
Total	$24,696	$0	$2,050	$5,096	$8,571	$20,104	$60,517

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,986,391	$0	$0	$0	$1,986,391	$0
Agricultural property loans	60,517	0	0	0	60,517	0
Total	$2,046,908	$0	$0	$0	$2,046,908	$0

(1)As of September 30, 2021, there were no loans in this category accruing interest.
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

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both September 30, 2021 and December 31, 2020.

For the three months ended September 30, 2021 and 2020, there were $806 million and $0 million of commercial mortgage loans acquired, other than those through direct origination. For the three months ended September 30, 2021 and 2020, there were $69 million and $0 million, respectively, of commercial mortgage and other loans sold.

For the nine months ended September 30, 2021 and 2020, there were $806 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For the nine months ended September 30, 2021 and 2020, there were $69 million and $0 million, respectively, of commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Company’s investment in separate accounts	$50,150	$44,018
LPs/LLCs:
Equity method:
Private equity	263,763	241,493
Hedge funds	557,844	77,311
Real estate-related	78,376	63,194
Subtotal equity method	899,983	381,998
Fair value:
Private equity	66,936	65,436
Hedge funds	468	499
Real estate-related	10,144	10,857
Subtotal fair value	77,548	76,792
Total LPs/LLCs	977,531	458,790
Derivative instruments	224,841	18,147
Total other invested assets	$1,252,522	$520,955

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$97,915	$54,565
Equity securities	163	1
Commercial mortgage and other loans	5,196	3,610
Policy loans	35,423	35,374
Other(1)	243	0
Short-term investments and cash equivalents	415	63
Total accrued investment income	$139,355	$93,613
(1)Primarily includes affiliated accrued income.

There were no write-downs on accrued investment income for both the three months and nine months ended September 30, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$85,160	$54,494	$208,748	$163,957
Fixed maturities, trading	18,458	471	19,533	1,264
Equity securities	163	102	368	307
Commercial mortgage and other loans	17,098	11,921	43,846	38,019
Policy loans	17,748	17,716	52,097	52,642
Other invested assets	47,685	13,890	66,493	12,146
Short-term investments and cash equivalents	303	376	463	2,988
Gross investment income	186,615	98,970	391,548	271,323
Less: investment expenses	(7,505)	(4,978)	(18,271)	(14,288)
Net investment income	$179,110	$93,992	$373,277	$257,035

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities(1)	$3,183	$(88)	$1,814	$(6,826)
Commercial mortgage and other loans	2,538	(82)	3,686	(314)
Other invested assets	(6,452)	14	(5,543)	(296)
Derivatives(2)	(5,007,888)	(1,395)	(5,054,459)	15,709
Short-term investments and cash equivalents	7	4	(4)	(156)
Realized investment gains (losses), net	$(5,008,612)	$(1,547)	$(5,054,506)	$8,117

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 1 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$975	$0
Fixed maturity securities, available-for-sale without an allowance	568,021	857,599
Derivatives designated as cash flow hedges(1)	32,216	(8,112)
Affiliated notes, available-for-sale	1,413	4,024
Other investments(2)	558	(4,162)
Net unrealized gains (losses) on investments	$603,183	$849,349

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "other assets".

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2021 and December 31, 2020, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$0	$0	$0	$2,725	$0	$2,725
Total cash collateral for loaned securities(1)	$0	$0	$0	$2,725	$0	$2,725

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

	September 30, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,383	$73	$0	$3,486	$203	$0
Foreign Currency Swaps	839,726	36,260	(10,309)	861,074	27,336	(49,316)
Total Derivatives Designated as Hedge Accounting Instruments	$843,109	$36,333	$(10,309)	$864,560	$27,539	$(49,316)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$132,732,910	$5,889,729	$(10,791,716)	$663,050	$57,024	$(11,117)
Interest Rate Options	9,898,000	186,499	(169,030)	0	0	0
Interest Rate Futures	3,660,200	3,384	(19)	57,700	198	0
Interest Rate Forwards	178,122	130	(3,846)	0	0	0
Foreign Currency
Foreign Currency Forwards	84,434	1,392	(33)	55,292	5	(1,322)
Credit
Credit Default Swaps	100,000	9,341	0	2,313	0	(18)
Currency/Interest Rate
Foreign Currency Swaps	1,320,211	45,930	(20,820)	143,011	6,584	(7,286)
Equity
Total Return Swaps	14,491,104	297,046	(25,762)	0	0	0
Equity Options	36,153,823	421,403	(702,796)	3,244,900	306,196	(196,767)
Equity Futures	2,864,672	87	(30,460)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$201,483,476	$6,854,941	$(11,744,482)	$4,166,266	$370,007	$(216,510)
Total Derivatives(1)(2)	$202,326,585	$6,891,274	$(11,754,791)	$5,030,826	$397,546	$(265,826)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,208 million and $13,228 million as of September 30, 2021 and December 31, 2020, respectively included in "Future policy benefits" and $1,154 million and $1,155 million as of September 30, 2021 and December 31, 2020, respectively included in "Policyholders' account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $940 million and $13,240 million as of September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$6,891,274	$(6,666,433)	$224,841	$0	$224,841
Securities purchased under agreements to resell	50,000	0	50,000	(50,000)	0
Total Assets	$6,941,274	$(6,666,433)	$274,841	$(50,000)	$224,841
Offsetting of Financial Liabilities:
Derivatives	$11,754,791	$(11,724,418)	$30,373	$(30,373)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$11,754,791	$(11,724,418)	$30,373	$(30,373)	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Offsetting of Financial Liabilities:
Derivatives	$265,826	$(265,826)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$265,826	$(265,826)	$0	$0	$0

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

	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$12	$0	$(20)
Currency/Interest Rate	928	5,211	10,053	19,988
Total cash flow hedges	928	5,223	10,053	19,968
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(283,767)	0	0	0
Currency	1,428	0	0	0
Currency/Interest Rate	35,346	0	42	0
Credit	(190)	0	0	0
Equity	(104,815)	0	0	0
Embedded Derivatives(2)	(4,656,818)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,008,816)	0	42	0
Total	$(5,007,888)	$5,223	$10,095	$19,968

	Nine Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$35	$0	$(119)
Currency/Interest Rate	834	10,002	11,174	40,447
Total cash flow hedges	836	10,037	11,174	40,328
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(304,420)	0	0	0
Currency	2,261	0	0	0
Currency/Interest Rate	38,437	0	28	0
Credit	(202)	0	0	0
Equity	(69,558)	0	0	0
Embedded Derivatives(2)	(4,721,813)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,055,295)	0	28	0
Total	$(5,054,459)	$10,037	$11,202	$40,328

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$11	$0	$(15)
Currency/Interest Rate	70	2,699	(5,994)	(39,642)
Total cash flow hedges	70	2,710	(5,994)	(39,657)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,439)	0	0	0
Currency	(1,557)	0	0	0
Currency/Interest Rate	(7,669)	0	(67)	0
Credit	(4)	0	0	0
Equity	30,813	0	0	0
Embedded Derivatives	(18,609)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(1,465)	0	(67)	0
Total	$(1,395)	$2,710	$(6,061)	$(39,657)

	Nine Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(44)	$9	$0	$313
Currency/Interest Rate	841	8,073	(853)	27,772
Total cash flow hedges	797	8,082	(853)	28,085
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	25,270	0	0	0
Currency	(531)	0	0	0
Currency/Interest Rate	7,004	0	(19)	0
Credit	(229)	0	0	0
Equity	(1,305)	0	0	0
Embedded Derivatives	(15,297)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	14,912	0	(19)	0
Total	$15,709	$8,082	$(872)	$28,085

(1)Net change in AOCI.
(2)Includes the impact from 2021 Variable Annuities Recapture, see Note 1 for further details.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(8,112)
Amount recorded in AOCI
Interest Rate	(82)
Currency/Interest Rate	62,457
Total amount recorded in AOCI	62,375
Amount reclassified from AOCI to income
Interest Rate	(37)
Currency/Interest Rate	(22,010)
Total amount reclassified from AOCI to income	(22,047)
Balance, September 30, 2021	$32,216

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2021 values, it is estimated that a pre-tax gain of $9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2022.

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

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, had outstanding notional amounts of $100 million and $0 million as of September 30, 2021 and December 31, 2020, respectively. These credit derivatives are reported at fair value as an asset of $9 million and $0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 the notional amount of these credit derivatives had the following NAIC rating: $100 million in NAIC 6.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $0 million and $2 million reported as of September 30, 2021 and December 31, 2020, respectively with a fair value of $0 million for both periods.

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

	September 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$325,930	$55,000	$	$380,930
Obligations of U.S. states and their political subdivisions	0	529,390	0		529,390
Foreign government bonds	0	298,158	152		298,310
U.S. corporate public securities	0	4,420,329	0		4,420,329
U.S. corporate private securities	0	1,422,947	78,100		1,501,047
Foreign corporate public securities	0	785,394	8,942		794,336
Foreign corporate private securities	0	1,746,088	195,595		1,941,683
Asset-backed securities(2)	0	305,153	33,328		338,481
Commercial mortgage-backed securities	0	476,560	0		476,560
Residential mortgage-backed securities	0	21,089	0		21,089
Subtotal	0	10,331,038	371,117		10,702,155
Fixed maturities, trading	0	3,751,472	0		3,751,472
Equity securities	135	40,687	12,356		53,178
Short-term investments	39,997	42,553	1,690		84,240
Cash equivalents	528,975	204,000	1,230		734,205
Other invested assets(3)	143,289	6,747,985	0	(6,666,433)	224,841
Reinsurance recoverables	0	0	939,489		939,489
Receivables from parent and affiliates	0	164,293	0		164,293
Subtotal excluding separate account assets	712,396	21,282,028	1,325,882	(6,666,433)	16,653,873
Separate account assets(4)(5)	52,942	141,198,669	0		141,251,611
Total assets	$765,338	$162,480,697	$1,325,882	$(6,666,433)	$157,905,484
Future policy benefits(6)	$0	$0	$9,208,188	$	$9,208,188
Policyholders' account balances	0	0	1,154,423		1,154,423
Payables to parent and affiliates	0	11,721,872	0	(11,721,872)	0
Other liabilities	32,919	0	0	(2,546)	30,373
Total liabilities	$32,919	$11,721,872	$10,362,611	$(11,724,418)	$10,392,984

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,855	$55,000	$	$77,855
Obligations of U.S. states and their political subdivisions	0	517,951	0		517,951
Foreign government bonds	0	250,692	163		250,855
U.S. corporate public securities	0	2,929,431	3		2,929,434
U.S. corporate private securities	0	977,423	34,633		1,012,056
Foreign corporate public securities	0	311,407	9,323		320,730
Foreign corporate private securities	0	961,113	130,817		1,091,930
Asset-backed securities(2)	0	235,573	2,065		237,638
Commercial mortgage-backed securities	0	520,947	0		520,947
Residential mortgage-backed securities	0	53,235	0		53,235
Subtotal	0	6,780,627	232,004		7,012,631
Fixed maturities, trading	0	81,727	755		82,482
Equity securities	100,268	300	7,889		108,457
Short-term investments	49,997	0	0		49,997
Cash equivalents	49,996	347,330	0		397,326
Other invested assets(3)	198	397,348	0	(379,399)	18,147
Reinsurance recoverables	0	0	13,239,539		13,239,539
Receivables from parent and affiliates	0	111,970	0		111,970
Subtotal excluding separate account assets	200,459	7,719,302	13,480,187	(379,399)	21,020,549
Separate account assets(4)(5)	0	140,583,009	0		140,583,009
Total assets	$200,459	$148,302,311	$13,480,187	$(379,399)	$161,603,558
Future policy benefits(6)	$0	$0	$13,227,814	$	$13,227,814
Policyholders' account balances	0	0	1,155,274		1,155,274
Payables to parent and affiliates	0	265,826	0	(265,826)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$265,826	$14,383,088	$(265,826)	$14,383,088

(1)“Netting” amounts represent cash collateral of $(5,058.0) million and $113.6 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2021 and December 31, 2020, the fair values of such investments were $78 million and $77 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2021 and December 31, 2020, the fair value of such investments was $5,574 million and $5,157 million, respectively.
(6)As of September 30, 2021, the net embedded derivative liability position of $9,208 million includes $616 million of embedded derivatives in an asset position and $9,824 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $13,228 million includes $483 million of embedded derivatives in an asset position and $13,711 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	September 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$217,167	Discounted cash flow	Discount rate		1.44%		12.89%	3.63%		Decrease
		Market Comparables	EBITDA multiples(3)	3.8	X	10.3	X	7.6	X	Increase
		Liquidation	Liquidation value		62.58%		62.58%	62.58%		Increase
Reinsurance recoverables	$939,489	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$9,208,188	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over LIBOR(7)		0.05%		1.05%			Decrease
			Utilization rate(8)		39%		96%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		17%		26%			Increase
Policyholders' account balances(5)	$1,154,423	Discounted cash flow	Lapse rate(6)		1%		6%			Decrease
			Spread over LIBOR(7)		0.05%		1.07%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Equity volatility curve		13%		30%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$151,554	Discounted cash flow	Discount rate	0.99%	11.38%	3.44%	Decrease
Reinsurance recoverables	$13,239,539	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$13,227,814	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$1,155,274	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	156	(4)	0	0	0	0	0	0	0	152	(5)
Corporate securities(4)	170,830	(6,783)	3,173	0	0	(7,907)	119,218	4,106	0	282,637	(6,710)
Structured securities(5)	27,179	(452)	12,500	0	0	(308)	19,859	0	(25,450)	33,328	(449)
Other assets:
Fixed maturities, trading	801	0	0	0	0	0	0	0	(801)	0	0
Equity securities	8,005	477	0	0	0	0	3,874	0	0	12,356	477
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	1,690	0	0	1,690	0
Cash equivalents	0	0	0	0	0	0	1,230	0	0	1,230	0
Reinsurance recoverables	9,275,523	(8,372,926)	36,892	0	0	0	0	0	0	939,489	(32,262)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(9,263,516)	331,967	0	0	(276,639)	0	0	0	0	(9,208,188)	218,025
Policyholders' account balances(6)	(1,156,610)	5,389	0	0	(3,202)	0	0	0	0	(1,154,423)	21,559

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,656)	$0	$(5,768)	$185	$(1,678)	$0	$(5,486)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	477	0	0	0	477	0
Other invested assets	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Reinsurance recoverables	(8,372,926)	0	0	0	(32,262)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	331,967	0	0	0	218,025	0	0
Policyholders' account balances	5,389	0	0	0	21,559	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	(11)	0	0	0	0	0	0	0	152	(13)
Corporate securities(4)	174,776	(13,815)	5,515	0	0	(12,280)	119,218	9,223	0	282,637	(13,811)
Structured securities(5)	2,065	(465)	38,450	0	0	(1,131)	19,859	0	(25,450)	33,328	(462)
Other assets:
Fixed maturities, trading	755	46	0	0	0	0	0	0	(801)	0	46
Equity securities	7,889	593	0	0	0	0	3,874	0	0	12,356	593
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	1,690	0	0	1,690	0
Cash equivalents	0	0	0	0	0	0	1,230	0	0	1,230	0
Reinsurance recoverables	13,239,539	(12,892,808)	592,758	0	0	0	0	0	0	939,489	(524,521)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(13,227,814)	4,848,168	0	0	(828,542)	0	0	0	0	(9,208,188)	4,365,984
Policyholders' account balances(6)	(1,155,274)	(31,278)	0	0	0	32,129	0	0	0	(1,154,423)	21,234

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$152	$0	$(14,678)	$235	$121	$0	$(14,407)
Other assets:
Fixed maturities, trading	0	46	0	0	0	46	0
Equity securities	0	593	0	0	0	593	0
Other invested assets	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Reinsurance recoverables	(12,892,808)	0	0	0	(524,521)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	4,848,168	0	0	0	4,365,984	0	0
Policyholders' account balances	(31,278)	0	0	0	21,234	0	0

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$44,792	$0	$3,667	$0	$0	$0	$0	$0	$0	$48,459	$0
Foreign government	161	3	0	0	0	0	0	0	0	164	2
Corporate securities(4)	156,972	3,941	2,436	0	0	(538)	(1,914)	0	0	160,897	3,920
Structured securities(5)	1,507	(3)	1,299	0	0	(262)	0	0	0	2,541	(4)
Other assets:
Fixed maturities, trading	644	54	0	0	0	0	0	0	0	698	55
Equity securities	9,150	1,762	0	0	0	0	0	0	0	10,912	1,762
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	19,028,138	(2,631,208)	278,413	0	0	0	0	0	0	16,675,343	(2,473,607)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(19,014,066)	2,629,271	0	0	(276,460)	0	0	0	0	(16,661,255)	2,475,638
Policyholders' account balances(6)	(1,045,483)	(2,053)	0	0	(29,368)	0	0	0	0	(1,076,904)	11,350

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,084)	$0	$5,003	$22	$(1,086)	$0	$5,004
Other assets:
Fixed maturities, trading	0	54	0	0	0	55	0
Equity securities	0	1,762	0	0	0	1,762	0
Other invested assets	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Reinsurance recoverables	(2,631,208)	0	0	0	(2,473,607)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	2,629,271	0	0	0	2,475,638	0	0
Policyholders' account balances	(2,053)	0	0	0	11,350	0	0

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$9,788	$0	$0	$0	$0	$0	$0	$48,459	$0
Foreign government	163	1	0	0	0	0	0	0	0	164	0
Corporate securities(4)	50,083	2,409	11,100	(3,680)	0	(6,873)	(1,914)	109,772	0	160,897	3,113
Structured securities(5)	2,001	(478)	7,444	0	0	(790)	0	0	(5,636)	2,541	(478)
Other assets:
Fixed maturities, trading	668	30	0	0	0	0	0	0	0	698	30
Equity securities	9,898	1,014	0	0	0	0	0	0	0	10,912	1,014
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	8,539,671	7,319,752	815,920	0	0	0	0	0	0	16,675,343	7,534,062
Receivables from parent and affiliates	3,135	23	0	0	0	(3,158)	0	0	0	0	0
Liabilities:
Future policy benefits	(8,529,566)	(7,321,642)	0	0	(810,047)	0	0	0	0	(16,661,255)	(7,535,951)
Policyholders' account balances(6)	(962,351)	37,907	0	0	(152,460)	0	0	0	0	(1,076,904)	53,610

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(5,224)	$0	$7,034	$122	$(4,780)	$0	$7,415
Other assets:
Fixed maturities, trading	0	30	0	0	0	30	0
Equity securities	0	1,014	0	0	0	1,014	0
Other invested assets	(4)	0	0	0	(4)	0	0
Short-term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Reinsurance recoverables	7,319,752	0	0	0	7,534,062	0	0
Receivables from parent and affiliates	0	0	0	23	0	0	0
Liabilities:
Future policy benefits	(7,321,642)	0	0	0	(7,535,951)	0	0
Policyholders' account balances	37,907	0	0	0	53,610	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investments gains (losses), net related to the 2021 Variable Annuities Recapture.
(2)For current year "Other" represents noncash transfers related to the 2021 Variable Annuities Recapture. Refer to Note 1 for additional information. Prior year includes reclassifications of certain assets and liabilities between reporting categories.
(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(5)Includes asset-backed and residential mortgage-backed securities.
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

	September 30, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,120,345	$2,120,345	$2,042,654
Policy loans	0	0	1,324,335	1,324,335	1,324,335
Cash and cash equivalents	316,730	50,000	0	366,730	366,730
Accrued investment income	0	139,355	0	139,355	139,355
Reinsurance recoverables	0	0	29,201	29,201	27,971
Receivables from parent and affiliates	0	197,201	0	197,201	197,201
Other assets	0	81,126	0	81,126	81,126
Total assets	$316,730	$467,682	$3,473,881	$4,258,293	$4,179,372
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,404,725	$296,918	$1,701,643	$1,695,222
Cash collateral for loaned securities	0	0	0	0	0
Long-term debt to affiliates	0	321,828	0	321,828	322,631
Payables to parent and affiliates	0	133,353	0	133,353	133,353
Other liabilities	0	464,793	34,091	498,884	498,884
Total liabilities	$0	$2,324,699	$331,009	$2,655,708	$2,650,090

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,359,422	$1,359,422	$1,288,846
Policy loans	0	0	1,323,681	1,323,681	1,323,681
Cash and cash equivalents	29,653	0	0	29,653	29,653
Accrued investment income	0	93,613	0	93,613	93,613
Reinsurance recoverables	0	0	227,993	227,993	217,637
Receivables from parent and affiliates	0	154,503	0	154,503	154,503
Other assets	0	27,120	0	27,120	27,120
Total assets	$29,653	$275,236	$2,911,096	$3,215,985	$3,135,053
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,428,043	$286,533	$1,714,576	$1,704,220
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Long-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	75,990	0	75,990	75,990
Other liabilities	0	415,889	0	415,889	415,889
Total liabilities	$0	$1,922,647	$286,533	$2,209,180	$2,198,824

(1) Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, Gibraltar Universal Life Reinsurance Company ("GUL Re"), Dryden Arizona Reinsurance Term Company (“DART”), and Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), a subsidiary of Prudential Financial that was sold to a third-party on June 30, 2021, as discussed below. As of July 1, 2021, the Company ended its reinsurance agreement with PALAC as a result of the 2021 Variable Annuities Recapture, which is discussed below and in Note 1. The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities to PALAC which was recaptured as part of the 2021 Variable Annuities Recapture, and the PLNJ business which was reinsured to Prudential Insurance. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 4 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$30,904,877	$48,367,096
Policy loans	(157,409)	(153,869)
Deferred policy acquisition costs	(3,039,546)	(6,574,020)
Deferred sales inducements	(38,335)	(445,493)
Other assets(1)	120,985	233,364
Policyholders’ account balances	4,620,765	4,773,439
Future policy benefits(2)	5,169,657	5,069,353
Other liabilities(3)	1,041,919	1,099,318

(1)Includes $0.0 million of unaffiliated activity as of both September 30, 2021 and December 31, 2020, respectively.
(2)Includes $0.0 million of unaffiliated activity as of both September 30, 2021 and December 31, 2020, respectively.
(3)Includes $52 million and $43 million of unaffiliated activity as of September 30, 2021 and December 31, 2020, respectively.

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2021	December 31, 2020
	(in thousands)
PAR U	$13,380,530	$13,352,845
PALAC	0	15,941,123
PURC	5,652,790	5,368,831
PARCC	2,464,059	2,572,428
GUL Re	2,652,663	2,573,609
PAR Term	1,974,167	1,913,265
Prudential Insurance	2,006,562	2,421,226
Prudential of Taiwan	0	1,649,998
Term Re	1,900,805	1,766,978
DART	624,071	502,770
Unaffiliated	249,230	304,023
Total reinsurance recoverables	$30,904,877	$48,367,096

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Premiums:
Direct	$487,010	$475,017	$1,459,895	$1,435,080
Assumed(1)	41	45	125	140
Ceded(2)	(435,514)	(450,755)	(1,319,216)	(1,373,498)
Net premiums	51,537	24,307	140,804	61,722
Policy charges and fee income:
Direct	919,203	882,373	2,722,548	2,600,632
Assumed	146,257	131,877	432,907	395,960
Ceded(3)	(455,359)	(863,170)	(2,213,289)	(2,544,508)
Net policy charges and fee income	610,101	151,080	942,166	452,084
Net investment income:
Direct	180,642	95,266	377,942	261,304
Assumed	(55)	390	675	1,184
Ceded	(1,477)	(1,664)	(5,340)	(5,453)
Net investment income	179,110	93,992	373,277	257,035
Asset administration fees:
Direct	101,105	91,953	296,542	265,612
Assumed	0	0	0	0
Ceded	(9,167)	(86,989)	(192,117)	(251,958)
Net asset administration fees	91,938	4,964	104,425	13,654
Other income:
Direct	24,609	28,529	66,286	49,817
Assumed(4)	(6)	(112)	(66)	(141)
Ceded	35,687	3	35,793	128
Amortization of reinsurance income	1,119	1,162	3,270	3,506
Net other income	61,409	29,582	105,283	53,310
Realized investment gains (losses), net:
Direct	3,362,148	2,646,206	7,864,422	(7,254,543)
Assumed	0	0	0	0
Ceded(5)	(8,370,760)	(2,647,753)	(12,918,928)	7,262,660
Realized investment gains (losses), net	(5,008,612)	(1,547)	(5,054,506)	8,117
Policyholders’ benefits (including change in reserves):
Direct	975,500	879,729	2,775,018	2,691,447
Assumed(6)	222,418	196,502	639,927	766,272
Ceded(7)	(811,915)	(1,020,403)	(2,856,953)	(3,229,715)
Net policyholders’ benefits (including change in reserves)	386,003	55,828	557,992	228,004
Interest credited to policyholders’ account balances:
Direct	150,269	148,411	430,494	420,163
Assumed	30,540	33,974	95,658	102,230
Ceded	(485,215)	(130,119)	(726,988)	(348,664)
Net interest credited to policyholders’ account balances	(304,406)	52,266	(200,836)	173,729
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(1,398,529)	(448,254)	(2,159,809)	(1,330,501)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Includes $0.0 million of unaffiliated activity for both the three months ended September 30, 2021 and 2020, respectively and $0.1 million and $0.2 million for the nine months ended September 30, 2021 and 2020.
(2)Includes $(6.1) million and $(2.4) million of unaffiliated activity for the three months ended September 30, 2021, and 2020, respectively and $(19.7) million and $(7.5) million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes $(24) million and $(18) million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively and $(54) million and $(39) million for the nine months ended September 30, 2021 and 2020, respectively.
(4)Includes $0.0 million and $0.1 million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively and $0 million and $0.1 million for the nine months ended September 30, 2021 and 2020.
(5)Includes $(10) million and $(68) million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively and $(120) million and $160 million for the nine months ended September 30, 2021 and 2020, respectively.
(6)Includes $0.1 million of unaffiliated activity for both the three months ended September 30, 2021 and 2020, respectively and $0.4 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(7)Includes $(38) million and $(20) million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively and $(169) million and $(44) million for the nine months ended September 30, 2021 and 2020, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Direct gross life insurance face amount in force	$1,071,060,317	$1,031,639,923
Assumed gross life insurance face amount in force	38,117,216	39,135,248
Reinsurance ceded	(991,290,617)	(981,522,009)
Net life insurance face amount in force	$117,886,916	$89,253,162

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton Reinsurance Ltd. ("Union Hamilton"). This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2021, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(782.3) million, or 24.73% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first nine months of 2021, compared to $(174.3) million, or (206.21)%, in the first nine months of 2020. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected 2020 effective tax rate an income tax benefit of $48 million that resulted from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(7,797)	$553,925	$546,128
Change in OCI before reclassifications	(3,904)	(181,041)	(184,945)
Amounts reclassified from AOCI	0	(23,861)	(23,861)
Income tax benefit (expense)	313	43,029	43,342
Balance, September 30, 2021	$(11,388)	$392,052	$380,664

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(7,917)	$289,359	$281,442
Change in OCI before reclassifications	(8,007)	233,906	225,899
Amounts reclassified from AOCI	0	(1,200)	(1,200)
Income tax benefit (expense)	(2,189)	(48,869)	(51,058)
Balance, September 30, 2020	$(18,113)	$473,196	$455,083

(1)Includes cash flow hedges of $32 million and $(8) million as of September 30, 2021 and December 31, 2020, respectively, and $54 million and $26 million as of September 30, 2020 and December 31, 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$16,205	$(3,214)	$22,047	$8,026
Net unrealized investment gains (losses) on available-for-sale securities	3,183	(88)	1,814	(6,826)
Total net unrealized investment gains (losses)(4)	19,388	(3,302)	23,861	1,200
Total reclassifications for the period	$19,388	$(3,302)	$23,861	$1,200

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$0	$849,349	$1,200,048	$(1,348,231)	$(147,241)	$553,925
Net investment gains (losses) on investments arising during the period	623	(222,928)	0	0	46,684	(175,621)
Reclassification adjustment for (gains) losses included in net income	0	(23,861)	0	0	5,011	(18,850)
Reclassification due to allowance for credit losses recorded during the period	352	(352)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(279,391)	320,655	(8,666)	32,598
Balance, September 30, 2021	$975	$602,208	$920,657	$(1,027,576)	$(104,212)	$392,052

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The expense charged to the Company for the deferred compensation program was $0.6 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $2 million and $4 million for the three months ended September 30, 2021 and 2020, respectively, and $8 million and $13 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $3 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $9 million and $14 million for the nine months ended September 30, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $1 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $3 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $98 million and $115 million for the three months ended September 30, 2021 and 2020, respectively, and $291 million and $413 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $17 million and $19 million for the three months ended September 30, 2021 and 2020, respectively, and $49 million and $44 million for the nine months ended September 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $5,112 million at September 30, 2021 and $4,757 million at December 31, 2020. Fees related to these COLI policies were $15 million and $12 million for the three months ended September 30, 2021 and 2020, respectively, and $42 million and $37 million for the nine months ended September 30, 2021 and 2020, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $6 million and $4 million for the three months ended September 30, 2021 and 2020, respectively, and $13 million and $11 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $590 million and $111 million as of September 30, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes gains of $20 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and gains of $27 million and $5 million for the nine months ended September 30, 2021 and 2020, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $95 million and $88 million for the three months ended September 30, 2021 and 2020, respectively, and $280 million and $254 million for the nine months ended September 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $4 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $11 million and $8 million for the nine months ended September 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2021 and December 31, 2020 were as follows:

	Maturity Dates			Interest Rates			September 30, 2021	December 31, 2020
							(in thousands)
U.S. dollar fixed rate notes	2022	-	2027	0.00%	-	14.85%	$164,293	$111,970
Total notes receivable - affiliated(1)							$164,293	$111,970

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

Accrued interest receivable related to these loans was $1 million at both September 30, 2021 and December 31, 2020, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended September 30, 2021 and 2020, and $3 million for both the nine months ended September 30, 2021 and 2020 and are included in “Other income”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at September 30, 2021 was as follows:

	Maturity Date	Interest Rate	September 30, 2021
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.58%	$73,709

This affiliated commercial mortgage loan was transferred from PALAC as part of the 2021 Variable Annuities Recapture. See Note 1 for details. The Company did not have any affiliated commercial mortgage loans outstanding at December 31, 2020.

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage on an on-going basis.

Accrued interest receivable related to the loan was $0.2 million at September 30, 2021 and is included in "Accrued investment income". Revenues were $0.9 million for both the three months ended and nine months ended September 30, 2021 and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2021 and for the year ended December 31, 2020, excluding those related to the 2021 Variable Annuities Recapture effective July 1, 2021, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	March 2020	Purchase	Other Invested Assets	$1,390	$1,390	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$61,953	$59,659	$(1,812)	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0
GA BV LLC	July 2020	Transfer Out	Fixed Maturities	$1,914	$1,914	$0	$0
PALAC	June 2021	Purchase	Equities	$40,284	$40,284	$0	$0
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$64,374	$59,642	$(3,739)	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$37,887	$35,264	$2,073	$0
Hirakata LLC	September 2021	Purchase	Fixed Maturities	$13,944	$13,944	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Fixed Maturities	$120,256	$120,256	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Fixed Maturities	$173,590	$166,427	$0	$7,163
Prudential Insurance	September 2021	Purchase	Commercial Mortgage and Other Loans	$45,358	$42,127	$(2,553)	$0
Prudential Insurance	September 2021	Sale	Commercial Mortgage and Other Loans	$22,796	$21,780	$802	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Commercial Mortgage and Other Loans	$29,483	$29,483	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Commercial Mortgage and Other Loans	$51,005	$47,020	$0	$3,985
Prudential Insurance	September 2021	Purchase	Derivatives	$600	$494	$(84)	$0
Prudential Insurance	September 2021	Sale	Derivatives	$335	$175	$127	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Derivatives	$(1,243)	$(1,243)	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Derivatives	$2,846	$770	$0	$2,076

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of September 30, 2021:

Affiliate	Date Issued	Amount of Notes - September 30, 2021	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$100,540	4.39%	12/15/2023
Prudential Insurance	8/13/2021	30,162	4.39%	12/15/2023
Prudential Insurance	8/13/2021	101,015	3.95%	6/20/2024
Prudential Insurance	8/13/2021	40,406	3.95%	6/20/2024
Prudential Insurance	8/13/2021	50,508	3.95%	6/20/2024
Total Loans Payable to Affiliates		$322,631

Effective August 2021, the affiliated long-term debt was transferred to the Company from PALAC based on the market value of $324 million. The Company recorded a premium of $24 million which will be amortized into earnings over the life of the loans. As of December 31, 2020, there was no debt outstanding.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Contributed Capital and Dividends

In January and July 2021, the Company received capital contributions in the amount of $106 million and $3,813 million, respectively, from Prudential Insurance. See Note 1 for additional information on the July contributions. In June, September and December of 2020, the Company received a capital contribution in the amount of $325 million, $75 million and $175 million, respectively, from Prudential Insurance.

In June 2021, there was a $34 million return of capital to Prudential Insurance associated with the financial guarantee related to the sale of Prudential of Taiwan. In 2020 the Company did not return capital.

Through September 2021 and December 2020, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2021 and December 31, 2020, the outstanding balances on these commitments were $20 million and $30 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both September 30, 2021 and December 31, 2020. There was a change in allowance of $0.0 million for both the three and nine months ended September 30, 2021 and 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2021 and December 31, 2020, $345 million and $354 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2021 or 2020.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan as discussed in Note 6. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $34 million as of September 30, 2021, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Behfarin v. Pruco Life

This matter is now closed.

Moreland, Socorro v. PICA, et al.

In June 2020, a putative class action complaint entitled Socorro Moreland v. The Prudential Insurance Company of America; Pruco Life Insurance Company, was filed in the United States District Court for the Northern District of California, alleging that the Company failed to comply with California laws requiring that life insurance policies issued and delivered in California: (i) provide for a 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide a 30 day written notice of pending lapse; and (iii) notify policyowners of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California law, breach of contract, unfair competition, and bad faith violation of the implied covenant of good faith and fair dealing, and seeks unspecified damages, declaratory and injunctive relief. In August 2020, defendants filed an answer to the complaint and a motion to stay the action pending the California Supreme Court’s decision, in McHugh v. Protective Life Insurance, on the question of whether the California lapse statutes apply to policies that were in force when the statutes went into effect on January 1, 2013, or solely to policies issued after that date. The Moreland court granted defendants’ motion to stay in October 2020. Subsequently, in August 2021, the California Supreme Court in McHugh determined that the California lapse statutes apply to policies that were in force as of January 1, 2013. In October 2021, the Moreland court lifted the stay order.

Other Matters
Doyle C. Stone v. PFI, et al.

In April 2021, defendants filed a motion to dismiss the complaint. In June 2021, plaintiff filed a notice of voluntary dismissal of the complaint, without prejudice. In August 2021, plaintiff filed a new putative class action complaint in the United States District Court for the District of New Jersey (the “Second Complaint”), asserting claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of fiduciary duty, unjust enrichment and common law fraud. The putative class includes all Plan Participants from January 2015 until the present. In September 2021, defendants filed a motion to dismiss the Second Complaint.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2021, compared with December 31, 2020, and its consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements” , and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders.

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact Pruco Life Insurance Company of New Jersey, which will continue to reinsure its new and in force business to The Prudential Insurance of America. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture". For more information on this transition, see Note 1 to the Unaudited Interim Consolidated Financial Statements.
COVID-19
Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has created extreme stress and disruption in the global economy and financial markets and has elevated mortality and morbidity experience for the global population. The COVID-19 pandemic continues to impact our results of operations in the current period and is expected to continue to impact our results of operations in future periods. The COVID-19 pandemic has moved in localized waves, with its impact worsening and then improving in different locations at different times in a repetitive but unpredictable pattern. During the third quarter of 2021, the mortality impacts to our businesses from COVID-19 increased compared to the second quarter. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. The pandemic may also impact sales volumes.

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
•Policyholder liabilities;
•Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.4% near-term mean reversion equity expected rate of return.

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

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly enhance disclosures. In addition to significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $1.7 billion from $208.3 billion at December 31, 2020 to $206.6 billion at September 30, 2021. Significant components were:

•Reinsurance recoverables decreased $17.5 billion primarily driven by the recapture of the living benefit guarantees as part of the 2021 Variable Annuities Recapture;

Partially offset by:

•Total investments increased $8.8 billion primarily driven by consideration received related to the 2021 Variable Annuities Recapture;
•Deferred policy acquisition costs increased $3.8 billion primarily due to the unwinding of ceded costs as a result of the 2021 Variable Annuities Recapture; and
•Separate account assets increased $1.1 billion primarily driven by favorable equity performance, partially offset by net outflows and policy charges.
Total liabilities decreased $3.1 billion from $204.3 billion at December 31, 2020 to $201.2 billion at September 30, 2021. Significant components were:
•Future policy benefits decreased $5.1 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities due to rising rates and favorable equity performance;
Partially offset by:
•Separate account liabilities increased $1.1 billion, corresponding to the increase in Separate account assets, as discussed above.
Total equity increased $1.4 billion from $4.0 billion at December 31, 2020 to $5.4 billion at September 30, 2021 driven by a capital contribution of $3.8 billion as a result of the 2021 Variable Annuities Recapture, partially offset by after-tax net loss of $2.4 billion.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $3,229 million from income of $33 million for the three months ended September 30, 2020 to a loss of $3,196 million for the three months ended September 30, 2021 primarily driven by:
•Significant Realized investment gains (losses), net reflecting an unfavorable impact due to the 2021 Variable Annuities Recapture. See Note 1 to the Unaudited Interim Consolidated Financial Statements for further details;
Partially offset by:
•Lower General, administrative and other expenses primarily driven by the unwinding of ceded deferred acquisition costs, partially offset by ceding allowance paid as part of the 2021 Variable Annuities Recapture.

Nine Months Comparison

Income (loss) from operations before income taxes decreased $3,249 million from income of $85 million for the nine months ended September 30, 2020 to a loss of $3,164 million for the nine months ended September 30, 2021. This includes an unfavorable comparative net loss of $24 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations decreased $3,225 million primarily driven by:
•Significant Realized investment gains (losses), net reflecting an unfavorable impact due to the 2021 Variable Annuities Recapture. See Note 1 to the Unaudited Interim Consolidated Financial Statements for further details;
Partially offset by:
•Lower General, administrative and other expenses primarily driven by the unwinding of ceded deferred acquisition costs, partially offset by ceding allowance paid as part of the 2021 Variable Annuities Recapture.

The following table provides the net impact to the Unaudited Interim Statements of Operations, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

Three Months Ended
September 30, 2021
(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$266
Change in the NPR adjustment	(217)
Change in fair value of hedge assets, excluding capital hedges(3)	(453)
Change in fair value of capital hedges(4)	(54)
2021 Variable Annuities Recapture	(4,953)
Other	426
Realized investment gains (losses), net, and related adjustments	(4,985)
Market experience updates(5)	(26)
Charges related to realized investments gains (losses), net	0
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$(5,011)
(1)Positive amount represents income; negative amount represents a loss.
(2)Represents the change in the liability (excluding NPR) for our variable annuities which is measured utilizing a valuation methodology that is required under U.S. GAAP. This liability includes such items as risk margins which are required by U.S. GAAP but not included in our best estimate of the liability.
(3)Represents the changes in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living benefit guarantees.
(4)Represents the changes in fair value of equity derivatives of the capital hedge program intended to protect a portion of the overall capital position of our business against exposure to the equity markets.
(5)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability.

(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of $20 million for the three months ended September 30, 2021.

For the three months ended September 30, 2021, the loss of $5.0 billion was primarily driven by the 2021 Variable Annuities Recapture. See Note 1 to the Unaudited Interim Consolidated Financial Statements for further details.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues decreased $4,317 million from $302 million for the three months ended September 30, 2020 to $(4,015) million for the three months ended September 30, 2021 primarily driven by:
•Significant Realized investment gains (losses), net reflecting an unfavorable impact due to the 2021 Variable Annuities Recapture. See Note 1 to the Unaudited Interim Consolidated Financial Statements for further details.
Benefits and expenses decreased $1,089 million from $270 million for the three months ended September 30, 2020 to $(819) million for the three months ended September 30, 2021 primarily driven by:
•Lower General, administrative and other expenses primarily driven by the unwinding of ceded deferred acquisition costs, partially offset by ceding allowance paid as part of the 2021 Variable Annuities Recapture.
Nine Months Comparison
Revenues decreased $4,235 million from $846 million for the nine months ended September 30, 2020 to $(3,389) million for the nine months ended September 30, 2021. This includes an unfavorable comparative net decrease of $43 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues decreased $4,191 million primarily driven by:
•Significant Realized investment gains (losses), net reflecting an unfavorable impact due to the 2021 Variable Annuities Recapture. See Note 1 to the Unaudited Interim Consolidated Financial Statements for further details.

Benefits and expenses decreased $986 million from $761 million for the nine months ended September 30, 2020 to $(225) million for the nine months ended September 30, 2021. This includes a favorable comparative net decrease of $19 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses decreased $966 million primarily driven by:
•Lower General, administrative and other expenses primarily driven by the unwinding of ceded deferred acquisition costs, partially offset by ceding allowance paid as part of the 2021 Variable Annuities Recapture.
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
Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company. For more information on this transaction, see Note 1 to the Unaudited Interim Consolidated Financial Statements.

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
Asset Liability Management Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.
The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR in order to maximize protection irrespective of the possibility of our own default, as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy, net of reinsurance recoverables, as of the period indicated:

As of September 30, 2021
(in millions)
U.S. GAAP Liability, including NPR	$8,269
NPR Adjustment	2,033
Subtotal	10,302
Adjustments including risk margins and valuation methodology differences	(1,785)
Economic liability managed by ALM strategy	$8,517
As of September 30, 2021, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:
•Different valuation methodologies in measuring the liability we intend to cover with fixed income instruments and derivatives versus the liability reported under U.S. GAAP. The valuation methodology utilized in estimating the economic liability we intend to defray with fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives is different from that required to be utilized to measure the liability under U.S. GAAP. Additionally, the valuation of the economic liability excludes certain items that are included within the U.S. GAAP liability, such as NPR in order to maximize protection irrespective of the possibility of our own default and risk margins (required by U.S. GAAP but different from our best estimate).

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in value of the embedded derivative liability, derivative instruments and fixed income instruments designated as trading immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.
•General hedge results. For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the economic liability we are hedging) may be impacted by a number of factors, including: cash flow timing differences between our hedging instruments and the corresponding portion of the economic liability we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the economic liability that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the economic liability we seek to hedge.
For information regarding the Risk Appetite Framework ("RAF") we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital”
Capital Hedge Program:
We employ a capital hedge program within the Company to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2021 and December 31, 2020, the Company had liquid assets of $15,692 million and $7,681 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $1,185 million and $477 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, $6,677 million, or 93%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of September 30, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,746 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2020.

As of September 30, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,175 million relates to Regulation XXX reserves and approximately $1,600 million relates to Guideline AXXX reserves. In addition, as of September 30, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
This section supplements, and should be read in conjunction with, the complete descriptions provided in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.
Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As a result of the “2021 Variable Annuities Recapture” described below, as of September 30, 2021, there have been material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.
Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company. See Note 1 to the Unaudited Interim Financial Statements for additional information.
Market Risk Related to Interest Rates
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at September 30, 2021 and December 31, 2020. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	September 30, 2021			December 31, 2020
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$14,454	$(1,779)		$7,095	$(691)
Policy loans		1,324	0		1,324	0
Commercial mortgage and other loans		2,120	(94)		1,359	(64)
Derivatives:
Futures	$6,525	(27)	(183)	$58	0	0
Swaps	149,487	(4,570)	(2,222)	1,673	23	(23)
Options	46,052	(264)	(240)	3,245	109	1
Forwards	263	(2)	(35)	55	(1)	0
Embedded derivatives(2)(3)		(10,252)	4,720		(14,179)	6,145
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		(1,702)	9		(1,715)	9
Net estimated potential gain (loss)(5)			$176			$5,377
__________
(1)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Embedded derivatives relate to certain features associated with variable annuity and indexed universal life contracts. The fair value and hypothetical change in fair value of each is $(9,098) million and $4,574 million, and $(1,154) million and $146 million, respectively, as of September 30, 2021. The fair value and hypothetical change in fair value of each is $(13,024) million and $5,997 million, and $(1,155) million and $148 million, respectively, as of December 31, 2020.
(4)Excludes $51 billion and $55 billion as of September 30, 2021 and December 31, 2020, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
(5)Excludes reinsurance recoverable which offsets a portion of the gains and losses of embedded derivatives related primarily to certain features associated with variable annuity contracts and "Policyholders' account balances-investment contracts."

Market Risk Related to Equity Prices
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of September 30, 2021 and December 31, 2020. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	September 30, 2021			December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities		$53	$(5)		$108	$(11)
Equity-based derivatives(2)	$53,510	(41)	1,292	$3,245	109	(38)
Embedded derivatives(2)(3)(4)		(10,252)	(1,297)		(1,155)	52
Net estimated potential loss			$(10)			$3
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Both the notional amount and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(4)Embedded derivatives relate primarily to certain features associated with variable annuity and indexed universal life contracts. The fair value and hypothetical change in fair value of each is $(9,098) million and $(1,253) million, and $(1,154) million and $44 million, respectively, as of September 30, 2021. The fair value and hypothetical change in fair value for embedded derivatives associated with variable annuity contracts were not included as of December 31, 2020 as they were generally reinsured to an affiliate as part of our risk management strategy prior to the "2021 Variable Annuities Recapture", as discussed above. Therefore, the impact from this hypothetical scenario as of December 31, 2020, as seen above, was primarily from embedded derivatives associated with indexed universal life contracts.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 19, 2021