Form 10-K
period 2021-12-31
PRUCO LIFE INSURANCE CO
filed 2022-03-16
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 16, 2022, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021.
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
Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture".
Effective December 1, 2021, the Company entered into a reinsurance agreement with PALAC under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from PALAC.

The Company sells variable and fixed annuities, variable life, term life and universal life insurance primarily through affiliated and unaffiliated distributors in the United States.

Products
Annuities
We offer a variety of products to serve different retirement needs and goals:

Indexed Variable Annuities
•The Prudential FlexGuard® indexed variable annuity, offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual minimums and maximums, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a Return of Purchase Payment ("ROP") death benefit at no additional charge.
•The Prudential FlexGuard® Income indexed variable annuity, launched in 2021, offers similar investment and crediting features as The Prudential FlexGuard® product, with focus on income protection by providing a protected income benefit for an additional fee. Crediting strategies are limited during the income phase.

Fixed Annuities
•PruSecure®, SurePath® and SurePath® Income, all single premium fixed indexed annuities, offer flexibility to allocate account balances between an index-based strategy and a fixed rate strategy. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years for PruSecure® and 1 or 3 years for SurePath® and SurePath® Income), subject to certain contractual minimums and maximums. The fixed rate strategy, not associated with an index, offers a guaranteed growth at a set interest rate for one year and can be renewed annually. Additionally, SurePath® Income offers a benefit that provides for guaranteed lifetime withdrawal payments.
•The Prudential Fixed Annuity with Daily Advantage Income Benefit® (“DAI”), a single premium fixed annuity, provides principal protection as well as a guaranteed lifetime withdrawal income payment for an additional fee. The lifetime income amount increases daily without exposure to the equity market until the contractholder begins taking withdrawals.

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

Other Universal Life (Sales Discontinued as of July 13, 2020)
•PruLife® Universal Protector, a single life, guaranteed universal life insurance product.

Annuities Products (continued)

Traditional Variable Annuities
•Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•MyRock® Advisors, a fee-based variable annuity that offers an optional Dynamic Income Benefit (“IB”) rider, that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit, or a ROP death benefit. Both the IB and the ROP are available for an additional fee.

Other Traditional Variable Annuities (Sales Discontinued as of December 31, 2020)
•The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit.
•The Prudential Defined IncomeSM (“PDI”) Variable Annuity provides for guaranteed lifetime withdrawal payments but restricts contractholder investment to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to total purchase payments made to the contracts, subject to annual roll-up increases until lifetime withdrawals commence.
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

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners; and
◦Independent Marketing Organizations (“IMO”) (specifically for SurePath® and SurePath® Income).
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.
•LINK by Prudential, a personalized digital platform that connects customers to insurance professionals, through various channels (online, phone, video chat, or in person).

We primarily distribute our individual life products through the following four channels:
•Third-party distribution
◦Independent brokers
◦Banks and wirehouses
◦General agencies and producer groups
•Assurance IQ, Prudential's wholly-owned consumer solutions platform that leverages data science and technology to distribute a proprietary term life product (as well as other third-party health and financial wellness solutions) directly to retail shoppers primarily through its digital and agent channels.
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
•Our life-related product assumptions of future mortality and morbidity, persistency, interest rates, expenses, premium payment patterns, separate account fund performance and product-generated tax deductions.

Competition
We are among the industry’s largest providers of individual annuities and we compete with other providers of retirement savings and accumulation products, including large, well established insurance and financial services companies. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

In our life insurance business, we compete with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

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

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our variable annuity, term and universal life products. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. We entered into a reinsurance agreement with a third-party reinsurer that grants us the ability to reinsure a portion of our fixed indexed annuity products (specifically PruSecure® and SurePath®), which includes the business assumed from PALAC. Under generally accepted accounting principles in the United States of America ("U.S. GAAP"), this agreement is accounted for under deposit accounting. We enter into reinsurance agreements as the assuming entity as part of our normal product offerings process. For additional information on our reinsurance agreements see Note 9 to the Financial Statements.

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

Regulation
Overview
Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks, applicable to our businesses. We cannot predict how current or future initiatives will further impact existing laws, regulations and regulatory frameworks.

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
•Anti-Money Laundering and Anti-Bribery Laws
•Unclaimed Property Laws
•Taxation
•International and Global Regulatory Initiatives

Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2021.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. The Financial Stability Oversight Council (“FSOC” or the “Council”) may designate certain financial companies as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”). In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, FSOC revised its interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach FSOC intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes FSOC intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

The Council maintains the authority to designate entities, including the Company, for FRB supervision if it determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. The Company continues to believe it does not meet the standards for designation.

We cannot predict whether Treasury reports, interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.

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

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. In December 2020, the DOL finalized a new prohibited transaction exemption that became effective on February 16, 2021, which replaced the previously vacated “best interest contract exemption,” and has since extended its non-enforcement relief for different parts of the exemption through January and June 2022, as applicable. The new exemption will allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. We are working to implement the necessary policies, procedures and training to comply with the final prohibited transaction exemption and accompanying interpretive guidance for our businesses. Compliance with the new exemption has resulted in increased costs, in particular in the Prudential Advisors distribution system.

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

Change of Control

Most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of its insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. As of January 2022, New Jersey has recognized an additional presumption of control upon the holding or controlling of enough proxies to elect 10% or more of the board of directors of a New Jersey-domiciled insurance company or its parent company. Accordingly, any person who acquires “control” of Prudential Financial, either by the acquisition of voting securities or, in the case of New Jersey, by the accumulation of proxies without the prior approval of the applicable insurance regulator of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities or proxies by the relevant insurance regulator or prohibiting the voting of those securities or proxies and to other actions determined by the relevant insurance regulator. In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC is developing a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance group. A final version of the calculation is expected to be implemented for year-end December 31, 2022.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC has completed and implemented its first liquidity stress test and made updates to ensure continuation of essential services during an insurer resolution.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, has commenced a global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2021.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the RBC calculation from six bond structures to twenty. The new factors will not materially impact our 2021 RBC calculation.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for the year-end 2018 RBC calculation. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

•Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. The NAIC is evaluating the vendor’s economic scenarios and other modifications. We cannot predict what impact a new Generator may ultimately have on our businesses.

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

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework.

•New York Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding PLNJ's reserving methodologies for certain life insurance products, PLNJ holds additional statutory reserves on a New York basis, which reduces PLNJ's New York statutory surplus. PLNJ is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, its state of domicile, and therefore do not impact PLNJ's RBC ratio; however, the agreed reserve methodology may require PLNJ to hold additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves. If PLNJ were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to individual annuity or insurance products, PLNJ's ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

•Principle-Based Reserving (“PBR”) for Non-Variable Annuities. The NAIC is developing a principle-based reserving framework for non-variable (fixed) annuity products in the accumulation and payout phases. We cannot predict what impact a new fixed annuity PBR framework may ultimately have on our businesses.

•Reinsurance. In August 2021, the NAIC adopted a limit on yearly renewable term (“YRT”) reserve credits (Amendment Proposed Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year-ended December 31, 2021. The proposal allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022. The NAIC is discussing the FMI framework and level of margin.

•Surplus Notes. The NAIC’s Statutory Accounting and Principles Working Group is evaluating changes to the accounting rules regarding surplus notes with linked assets. These changes could result in the classification of the surplus notes as debt instead of surplus and require linked assets to be treated as non-admitted assets. These changes would materially adversely impact the statutory financial position of the Company’s captive reinsurance subsidiaries that use credit-linked note structures to finance Regulation XXX and Guideline AXXX reserves. Also, in May 2020, the NAIC adopted enhanced disclosures on surplus notes that became effective for year-end 2020 reporting.

•Schedule D Long-Term Bonds. The NAIC’s Statutory Accounting and Principles Working Group is evaluating revisions to the definition of long-term bonds reported on Schedule D under SSAP No. 26R and SSAP No. 43R, to address the current inconsistency in practice for the reporting of non-rated residual tranches for structures captured in scope of SSAP No.43R

Captive Reinsurance Companies

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling, as well as underwriting and claims activity. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. We have been subject to market conduct examinations relating to our marketplace activities, including with respect to the policies and procedures we use to locate guaranteed group annuity customers and establish related reserves. Market conduct examinations by state regulatory authorities have resulted and may in the future result in us increasing statutory reserves, changing operational processes and procedures, and being subject to fines or other discipline.

Registered Index Linked Annuities (“RILAs”)

The NAIC established the Index-Linked Variable Annuity Subgroup to address RILA regulation, which has been charged with evaluating RILAs and providing recommendations and changes, as appropriate, to nonforfeiture, or interim value requirements related to the product. We cannot predict what impact new or changes in existing regulation may ultimately have on our business.

Data and Underwriting

The NAIC Accelerated Underwriting Working Group is continuing to evaluate insurers' use of external data and data analytics in accelerated life insurance underwriting. The Working Group is drafting guidance that explores the current state of the industry and its use of accelerated underwriting in life insurance and recommendations for regulators and insurers when evaluating accelerating underwriting.

Climate Change

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. Charges for the Task Force include: considering appropriate climate risk disclosures within the insurance sector; evaluating financial regulatory approaches to climate risk and resiliency, including stress testing, scenario modeling, and solvency implications; considering innovative insurer solutions to climate risk and resiliency; identifying sustainability, resilience and mitigation issues and solutions related to the insurance industry; and considering pre-disaster mitigation and resiliency and the role of state insurance regulators in resiliency. To date, the Task Force has not adopted any regulatory requirements but may do so in the future as it advances its work.

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

Other Consumer Protection Regulation

Assurance IQ engages or has engaged in certain marketing, lead generation and sales activities of certain insurance products and residential mortgage loan and other personal finance products that are subject to a variety of federal and state consumer protection laws and regulations, including the Telephone Consumer Protection Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, the Federal Trade Commission Act, and other laws and regulations enforced by the Federal Trade Commission, Consumer Financial Protection Bureau, state Attorneys General, and/or state Departments of Banking.

SECURE Act

In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years.

In December, 2020, in response to the COVID-19 pandemic, Congress enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes a provision that changes the floor interest rates used for Definition of Life Insurance (“DOLI”) testing under Section 7702 of the Internal Revenue Code of 1986, as amended (the “Code”), and Modified Endowment Contract (“MEC”) testing under Section 7702A of the Code. The change is intended to better reflect the current low interest rate environment and, for contracts issued on or after January 1, 2021, may increase the DOLI and MEC limits and allow more premium payments relative to the death benefit.

In March, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted. The ARPA includes, among other things, provisions intended to improve funding for multiemployer pension plans, including providing special financial assistance through the Pension Benefit Guarantee Corporation to qualifying underfunded plans and adding five years to the funding improvement period and the rehabilitation period for plans that were in endangered or critical status in 2020 or 2021. The ARPA includes single-employer pension funding relief in the form of interest rate stabilization and an extension of the period for amortizing funding shortfalls.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements, and increased capital requirements for derivatives transactions. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•require protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);
•require notice to affected individuals, regulators and others if there is a breach of the security of certain personal or confidential information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal or confidential information;
•provide individuals with rights over their personal information, such as the right to obtain portable copies of or request the deletion of their personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s

General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act (the “CPRA”), which we expect to largely become effective in 2023. Additional states, such as Virginia and Colorado, have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA that will also become effective in 2023. Internationally, a number of countries such as Brazil and Argentina have enacted GDPR-like regulations, while others are considering such regulations or, in the case of China, have enacted other privacy regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and other states have either implemented the Model Law or are anticipated to implement it in the near future. In 2021, the Office of the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation adopted a new rule, effective May 1, 2022, requiring banking organizations to notify their banking regulator within 36 hours of a material incident.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

In March 2020, in response to the COVID-19 pandemic, Congress enacted the CARES Act. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for up to five years. See “Income Taxes” in Note 10 to the Consolidated Financial Statements for more information.

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
The COVID-19 pandemic may increase investment risk. During 2020, the COVID-19 pandemic and its impact on the global economy increased the risk of loss on our investments due to default or deterioration in credit quality or value and may do so again.
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
The COVID-19 pandemic has increased and may continue to increase insurance risk. The COVID-19 pandemic has caused and may continue to cause a mortality calamity or elevated mortality, which may lead to elevated losses. Elevated losses would reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, including the potential for further mutation, effectiveness of public health measures and availability and effectiveness of vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age and geographic distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

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
Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly certain index-linked annuity and individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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
The COVID-19 pandemic has increased and may continue to increase market risk. During 2020 and 2021, the COVID-19 pandemic caused market disruptions and volatility. Continued market disruptions and volatility may negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies.

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
The COVID-19 pandemic has increased and may continue to increase liquidity risk. During 2020, the Company took significant actions to support liquidity in response to the emergence of the COVID-19 pandemic. Future impacts of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
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
•Client Service impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.
•Regulatory fines or sanctions - When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.
•Legal actions - Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.
•Reputational harm - Failure to meet regulator, customer, investor and other stakeholder expectations may cause reputational harm.
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
Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:
We are subject to business continuation risk, which is the risk that our operations, systems or data may be disrupted. We may experience a business continuation event as a result of, among other things, the following:
•Severe pandemic, either naturally occurring or intentionally manipulated pathogens.
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
•Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password (i.e., phishing).
•The risk associated with wrongdoers encrypting data (i.e., ransomware) or disrupting communications (i.e., denial of service) for the purposes of extortion persists.
•Financial services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.
•Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.
•We have also seen continued non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems.

•We rely on third parties to provide services as described further below. While we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.
We may not adequately ensure the privacy of personal information. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive information, including health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. We have experienced cyber-security breaches as a result of which confidential and sensitive health-related information of our customers has been compromised. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.
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

See Note 14 to the Consolidated Financial Statements for additional information on litigation and regulatory matters relating to the distribution of products.

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
The COVID-19 pandemic has increased and may continue to increase strategic risk. The COVID-19 pandemic has caused and could again cause an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected.

We cannot predict other actions government will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.
The following items are examples of other factors which could have a meaningful impact on our business.
•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us. The credit rating agencies also evaluate the industry as a whole and may change our credit rating based on their overall view of our industry. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial's subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.
•The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in all major currencies. On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of the U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. The scheduled cessation date for U.K. pound sterling, Japanese yen, Swiss franc and Euro LIBOR, and the one-week and two-month tenors of U.S. dollar LIBOR, was December 31, 2021. The primary risk in this transition is associated with USD LIBOR. Markets for instruments using rates other than LIBOR continue to develop. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts, (2) the adoption of fallback provisions through the Inter-Bank Offered Rate Fallbacks Protocol produced by the International Swaps and Derivatives Association and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected. In addition, there is continued uncertainty resulting from the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform and the legislative progress associated with contracts or instruments that do not have satisfactory rate fallback mechanisms and that cannot easily be amended (e.g., certain floating rate debt securities, securitizations and adjustable rate mortgages).
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
•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Item 6.  [Reserved]
Part II. Item 6 is no longer required pursuant to certain amendments to Regulation S-K that eliminated Item 301.

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
Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact Pruco Life Insurance Company of New Jersey (“PLNJ”), which will continue to reinsure its new and in force business to The Prudential Insurance Company of America (“Prudential Insurance”). The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture". For more information on this transition, see Note 1 to the Consolidated Financial Statements.
Effective December 1, 2021, the Company entered into a reinsurance agreement with PALAC under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from PALAC.
COVID-19
Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has caused extreme stress and disruption in the global economy and financial markets, and elevated mortality and morbidity for the global population. The COVID-19 pandemic continued to impact our results of operations in the current period and is expected to impact our results of operations in future periods.

In 2021, the United States experienced multiple waves of COVID-19, with the severity of each wave depending on such factors as seasonality, varying levels of population immunity, and the evolution of the virus itself into different variants. Deaths from COVID-19 in the United States peaked in the first quarter of 2021, prior to widespread vaccination, and again in the third quarter, due to the emergence of the Delta variant. In December, the Omicron variant emerged in the United States and has since become the dominant strain, causing many more infections but with a smaller percentage of infections resulting in hospitalizations and deaths compared to prior waves. Several vaccines are now widely accessible and other therapeutics, such as antiviral treatments, are increasingly becoming available. As a result, the overall financial impact to the Company is expected to remain manageable; however, the future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations. The Company has taken several measures to manage the impacts of this pandemic. The actual and expected impacts of these measures and other items are set forth below:
•Outlook. We continue to focus on making life insurance solutions more available for financial professionals to distribute and for consumers to purchase, including the growth of accumulation and simplified protection products. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment and to diversify our product mix to further limit our sensitivity to interest rates. We expect COVID-19 to continue to contribute in near-term to elevated levels of mortality, resulting in increased life insurance claims.
•Results of Operations. See “Results of Operations” for a discussion of results for the full year of 2021.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements in 2020 and 2021.
We believe we can sustain long-term remote work and social distancing while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.
•Risk Factors. See “Risk Factors” for a discussion of the risks to our business posed by the COVID-19 pandemic.
•CARES Act and Other Regulatory Developments. See "Business—Regulation" for additional information.
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
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 8 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums or gross profits, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits”. As of December 31, 2021, DAC and DSI were $6.8 billion and $0.4 billion, respectively.
Amortization methodologies
Gross Premiums. DAC associated with term life policies is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.
Gross Profits. DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as (i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances less (ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain products, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts, and index-linked crediting features of certain universal life and annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 9 and Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations”.
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

Annual assumptions review and quarterly adjustments
We perform an annual comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates that have resulted in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
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
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.0% near-term mean reversion equity expected rate of return.
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

•For some long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”), unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC or DSI asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.
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

The following paragraphs provide additional details about the reserves we have established:
The reserves for future policy benefits of our individual annuity business relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition date.
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
Policyholders’ Account Balances
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Our unearned revenue reserve ("URR") is also reported as a component of Policyholders' account balances and had a balance of $2,020 million as of December 31, 2021. This reserve primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product's estimated gross profits, similar to DAC and DSI as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2021 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.
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

	December 31, 2021
	Increase (Decrease) in
	Deferred Policy Acquisition Costs	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances	Net Impact
	(in millions)
Hypothetical change in current assumptions:
Long-term interest rate
Increase by 25 basis points	$5	$(40)	$(25)	$(10)
Decrease by 25 basis points	$(10)	$35	$15	$10
Long-term equity expected rate of return
Increase by 50 basis points	$85	$(15)	$(20)	$90
Decrease by 50 basis points	$(35)	$15	$10	$(30)
NPR credit spread
Increase by 50 basis points	$(295)	$(115)	$(1,480)	$1,070
Decrease by 50 basis points	$325	$110	$1,610	$(1,175)
Mortality
Increase by 1%	$(15)	$5	$(120)	$110
Decrease by 1%	$15	$(5)	$120	$(110)
Lapse
Increase by 10%	$(75)	$(125)	$(555)	$355
Decrease by 10%	$80	$125	$570	$(365)

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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2021 "Income tax expense (benefit)" of $29 million.
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. For 2020, the Company recorded an income tax benefit of $70 million from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.
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

Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018,and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Consolidated Financial Statements. for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
2021 to 2020 Annual Comparison
Total assets increased $13 billion from $208 billion at December 31, 2020 to $222 billion at December 31, 2021. Significant components were:
•$12 billion increase in Total investments and Cash and cash equivalents primarily driven by consideration received related to the 2021 Variable Annuities Recapture and the new reinsurance with PALAC and capital contributions;
•$4 billion increase in Deferred policy acquisition costs primarily due to unwinding of ceded deferred acquisition costs as part of the 2021 Variable Annuities Recapture and assuming deferred acquisition costs as part of the new reinsurance with PALAC; and
•$4 billion increase in Separate account assets primarily driven by favorable equity market performance, partially offset by net outflows and policy charges;
Partially offset by:
•$10 billion decrease in Reinsurance recoverables primarily related to the 2021 Variable Annuities Recapture, partially offset by the new reinsurance with PALAC.
Total liabilities increased $11 billion from $204 billion at December 31, 2020 to $216 billion at December 31, 2021. Significant components were:
•$12 billion increase in Policyholders' account balance primarily driven by the new reinsurance with PALAC; and
•$4 billion increase in Separate account liabilities corresponding to the increase in Separate account assets, as discussed above;
Partially offset by:
•$5 billion decrease in Future policy benefits primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities due to rising rates and favorable equity performance.
Total equity increased $2 billion primarily driven by capital contribution of $4 billion as a result of the 2021 Variable Annuities Recapture and the new reinsurance with PALAC, partially offset by after-tax net loss of $2 billion.
Results of Operations
Income (loss) from Operations before Income Taxes
2021 to 2020 Annual Comparison
Income from operations before income taxes decreased $2,970 million from income of $68 million in 2020 to loss of $2,902 million in 2021. This includes an unfavorable comparative net loss of $24 million from our annual reviews and update of assumptions and other refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, income decreased $2,946 million primarily driven by:
•Significant Realized investment gains (losses), net reflecting an unfavorable impact due to the 2021 Variable Annuities Recapture.
The following table provides the net impact to the Consolidated Statements of Operations, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM")

strategy, and the related amortization of DAC and other costs.

Year to Date
December 31, 2021
(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$405
Change in the NPR adjustment	279
Change in fair value of hedge assets, excluding capital hedges(3)	(1,136)
Change in fair value of capital hedges(4)	(383)
2021 Variable Annuities Recapture	(4,954)
Other	1,062
Realized investment gains (losses), net, and related adjustments	(5,210)
Market experience updates(5)	69
Charges related to realized investments gains (losses), net	(11)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$(5,152)
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of $29 million for the year ended December 31, 2021.
For the year ending December 31, 2021 the loss of $5 billion was primarily driven by the 2021 Variable Annuities Recapture.

Revenues, Benefits and Expenses
2021 to 2020 Annual Comparison
Revenues decreased $3,665 million from a gain of $1,123 million in 2020 to a loss of $2,542 million in 2021. This includes an unfavorable comparative net decrease of $43 million from our annual reviews and updates of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the decrease was $3,622 million primarily driven by:
•Significant Realized investment gains (losses), net reflecting an unfavorable impact due to the 2021 Variable Annuities Recapture.
Benefits and expenses decreased $695 million from an expense of $1,055 million in 2020 to an expense of $360 million in 2021. This includes a favorable comparative net decrease of $19 million from our annual reviews of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the decrease was $676 million primarily driven by:
•Lower General, administrative and other expenses primarily driven by the unwinding of ceded deferred acquisition costs, partially offset by ceding allowance paid as part of the 2021 Variable Annuities Recapture.
Risks and Risk Mitigants
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of Product Design Features and an Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through external reinsurance for certain of our variable annuity products.
Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. For more information on this transaction, see Note 1 to the Consolidated Financial Statements.
Fixed Annuity Risks and Risk Mitigants. Effective December 1, 2021, the Company entered into a reinsurance agreement with PALAC under which the Company assumed all of its fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from PALAC. The primary risk exposure of these fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For information on our external reinsurance agreements, see Note 9 to the Consolidated Financial Statements.

Indexed Variable Annuity Risks and Risk Mitigants. Effective December 1, 2021, the Company entered into a reinsurance agreement with PALAC under which the Company assumed all of its indexed variable annuities from PALAC. The primary risk exposure of these indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates.
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

As of December 30, 2021
(in millions)
US GAAP Liability including NPR	$8,117
NPR Adjustment	2,047
Subtotal	10,164
Adjustments including risk margins and valuation methodology differences	(1,802)
Economic liability managed through the ALM strategy	$8,362
As of December 31, 2021, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$(609)	$14	$33
Non-taxable investment income	(49)	(47)	(52)
Tax credits	(37)	(28)	(40)
Changes in tax law	(4)	(70)	0
Other	7	1	0
Reported income tax expense (benefit)	$(691)	$(130)	$(59)
Effective tax rate	23.8%	(191.2)%	(37.2)%
Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint ventures." Our effective tax rate for fiscal years 2021, 2020 and 2019 was 23.8%, (191.2)% and (37.2)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 10 to the Consolidated Financial Statements. The change in the effective tax rate from (191.2)% in 2020 to 23.8% in 2021 was primarily driven by a decrease in pre-tax income and the impact of the CARES Act in 2020. The change in the effective tax rate from (37.2)% in 2019 to (191.2)% in 2020 was primarily driven by a decrease in pre-tax income and the impact of the CARES Act in 2020.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2021, 2020 and 2019. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.

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
The Company is subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies to finance the portion of the reserves for this business that we consider to be non-economic as described below under “—Financing Activities—Term and Universal Life Reserve Financing.”
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2021 and 2020, the Company had liquid assets of $14.5 billion and $7.6 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $1.1 billion and $0.5 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021, $11.9 billion, or 90%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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
As of December 31, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,600 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,721 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.
As of December 31, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,975 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and approximately $1,850 million relates to Guideline AXXX reserves. In addition, as of December 31, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.
The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.
Prudential Funding, LLC

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
Hedging activities associated with living benefit guarantees
The hedging portion of our risk management strategy associated with our living benefit guarantees is being managed within the Company. For the portion of the risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain living benefit guarantees accounted for as embedded derivatives against changes in certain capital market risks above a designated threshold. The portion of the risk management strategy comprising the hedging portion requires access to liquidity to meet the Company's payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of the risk management strategy may also result in derivative-related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is defined as the risk of loss from changes in interest rates, equity prices and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets.
Effective April 1, 2016, the Company reinsured variable annuity base contracts, along with the living benefit guarantees to PALAC, excluding the Pruco life Insurance Company of New Jersey business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. These reinsurance agreements cover new and in-force business and exclude business reinsured externally. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders which had no impact on these reinsurance agreements. Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. The transaction is referred to as the "2021 Variable Annuities Recapture". See Note 1 to the Consolidated Financial Statements for additional information.
Effective December 1, 2021, the Company entered into a reinsurance agreement with PALAC under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from PALAC.
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
•Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.
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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2021 and 2020. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2021			As of December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(2)		$16,581	$(1,780)		$7,095	$(691)
Policy loans		1,327	0		1,324	0
Commercial mortgage and other loans		2,884	(116)		1,359	(64)
Derivatives:
Futures	$9,124	(6)	(117)	$58	0	0
Swaps	158,708	(4,851)	(2,257)	1,673	23	(23)
Options	19,462	(633)	(317)	3,245	109	1
Forwards	315	3	(36)	55	(1)	0
Variable annuity and other living benefit feature embedded derivatives(3)		(9,048)	4,457		(13,024)	5,997
Indexed universal life contracts		(1,187)	205		(1,155)	148
Indexed annuity contracts		(2,110)	(344)		0	0
Total embedded derivatives(4)		(12,345)	4,318		(14,179)	6,145
Financial liabilities with interest rate risk(5):
Policyholders' account balances-investment contracts		(3,947)	9		(1,715)	9
Net estimated potential gain (loss)(6)			$(296)			$5,377
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."
(3)For the period ending December 31, 2020, the embedded derivatives associated with variable annuity contracts were generally reinsured to an affiliate as part of our risk management strategy prior to the "2021 Variable Annuities Recapture", as described above.
(4)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(5)Excludes $59 billion and $55 billion as of December 31, 2021 and 2020, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
(6)The period ending December 31, 2020, excludes reinsurance recoverable which offsets a portion of the gains and losses of embedded derivatives related primarily to certain features associated with variable annuity contracts and "Policyholders' account balances-investment contracts" that were generally reinsured to an affiliate as part of our risk management strategy prior to the "2021 Variable Annuities Recapture", as described above.
Market Risk Related to Equity Prices
We have exposure to equity price risk through our investments in equity securities, equity-based derivatives and embedded derivatives associated with certain of the optional living benefit features of variable annuity and indexed-linked crediting features of universal life and annuity contracts. Changes in equity prices may impact other items including, but not limited to, the following:
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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2021 and 2020. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2021			As of December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$111	$(11)		$108	$(11)
Equity-based derivatives(2)	$39,607	(1,048)	1,062	$3,245	109	(38)
Variable annuity and other living benefit feature embedded derivatives(3)		(9,048)	(1,128)		0	0
Indexed universal life contracts		(1,187)	54		(1,155)	52
Indexed annuity contracts		(2,110)	680		0	0
Total embedded derivatives(2)(4)		(12,345)	(394)		(1,155)	52
Net estimated potential loss			$657			$3
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Both the notional amount and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(3)For the period ending December 31, 2020, the embedded derivatives associated with variable annuity contracts were not included as they were generally reinsured to an affiliate as part of our risk management strategy prior to the "2021 Variable Annuities Recapture", as described above.
(4)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

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
The Company previously had foreign currency obligations related to its historic operations in Taiwan. Such currency obligations were offset by foreign currency assets from reinsurance agreements the Company entered into when the Company’s Taiwanese operation was transferred to an affiliated company, Prudential of Taiwan, in 2001. On June 30, 2021, Prudential of Taiwan was sold to an unaffiliated party which resulted in the removal of the Company's insurance related liabilities and offsetting reinsurance recoverables. See Note 9 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiary, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2021, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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
March 16, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiary (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial assets reported at amortized cost in 2020.
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

Valuation of Guaranteed Benefit Features Associated with Certain Life and Annuity Products Included in the Liability for Future Policy Benefits

As described in Notes 2, 5, 7 and 8 to the consolidated financial statements, the Company issues certain life and annuity contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as embedded derivatives and recorded at fair value, with changes in fair value recognized currently in earnings. As of December 31, 2021, the fair value of the obligations associated with these guarantees accounted for as embedded derivatives was $9.0 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated by management using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including mortality rates, lapse rates, benefit utilization rates and withdrawal rates. For certain life insurance and annuity products that include certain other contract features, including guaranteed minimum death benefits (“GMDB”) and no-lapse guarantees, additional policyholder liabilities are established when associated assessments are recognized. The liability for no-lapse guarantee features is grouped with GMDB features in Note 8. As of December 31, 2021, the additional liability for these contract features included in the liability for future policy benefits was $10.4 billion. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits is a critical audit matter are (i) the significant judgment by management to determine the valuation model for the benefit features accounted for as embedded derivatives in light of the valuation objective (fair value) given the lack of an observable market for these guarantees and to determine the aforementioned assumptions for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the model for embedded derivatives recorded at fair value and the aforementioned assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits, including controls over the model for the benefit features accounted for as embedded derivatives and development of the assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

Valuation of the Deferred Acquisition Costs Related to Universal Life and Variable Life Products and Fixed and Variable Deferred Annuity Products

As described in Notes 2 and 6 to the consolidated financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal insurance and annuity business to the extent such costs are deemed recoverable from future profits. As of December 31, 2021, a significant portion of the $6.8 billion of deferred policy acquisition costs ("DAC") are associated with certain universal and variable life products and fixed and variable deferred annuity products. DAC related to universal and variable life products and fixed and variable deferred annuity products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.

The principal considerations for our determination that performing procedures relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products is a critical audit matter are (i) the significant judgment by management to determine the assumptions used in the projection of gross profits used to amortize DAC related to mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the “significant assumptions”), (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the assumptions and testing that the assumptions are accurately reflected in the models.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2022

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
December 31, 2021 and 2020 (in thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021 – $4,149; 2020 – $2,339) (amortized cost: 2021 – $12,737,749; 2020 – $6,157,371)	$13,278,166	$7,012,631
Fixed maturities, trading, at fair value (amortized cost: 2021 – $3,319,660; 2020 – $73,413)	3,302,392	82,482
Equity securities, at fair value (cost: 2021 – $106,174; 2020 – $105,508)	111,267	108,457
Policy loans	1,327,485	1,323,681
Short-term investments	182,437	49,997
Commercial mortgage and other loans (net of $5,951 and $4,552 allowance for credit losses at December 31, 2021 and December 31, 2020, respectively)	2,832,560	1,288,846
Other invested assets (includes $348,004 and $94,939 measured at fair value at December 31, 2021 and 2020, respectively)	1,209,925	520,955
Total investments	22,244,232	10,387,049
Cash and cash equivalents	918,931	426,979
Deferred policy acquisition costs	6,830,972	2,433,936
Accrued investment income	160,027	93,613
Reinsurance recoverables	38,598,767	48,367,096
Receivables from parent and affiliates	278,131	266,473
Deferred sales inducements	374,649	0
Income taxes receivable	1,316,879	175,024
Other assets	1,140,948	417,508
Separate account assets	149,797,828	145,740,422
TOTAL ASSETS	$221,661,364	$208,308,100
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$27,927,029	$32,889,181
Policyholders’ account balances	35,361,795	23,857,574
Cash collateral for loaned securities	3,004	2,725
Long-term debt to affiliates	320,362	0
Payables to parent and affiliates	31,775	75,990
Other liabilities	2,264,477	1,694,492
Separate account liabilities	149,797,828	145,740,422
Total liabilities	215,706,270	204,260,384
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	6,042,491	1,726,690
Retained earnings	(437,332)	1,772,398
Accumulated other comprehensive income (loss)	347,435	546,128
Total equity	5,955,094	4,047,716
TOTAL LIABILITIES AND EQUITY	$221,661,364	$208,308,100

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2021, 2020, and 2019 (in thousands)

	2021	2020	2019
REVENUES
Premiums	$203,676	$92,176	$28,544
Policy charges and fee income	1,529,757	624,320	544,156
Net investment income	550,235	367,350	393,797
Asset administration fees	202,177	19,138	16,056
Other income	267,208	83,256	83,560
Realized investment gains (losses), net	(5,295,406)	(62,976)	(116,749)
TOTAL REVENUES	(2,542,353)	1,123,264	949,364
BENEFITS AND EXPENSES
Policyholders’ benefits	655,910	298,149	153,074
Interest credited to policyholders’ account balances	(114,585)	233,375	187,229
Amortization of deferred policy acquisition costs	342,118	140,562	113,318
General, administrative and other expenses	(523,925)	383,043	336,959
TOTAL BENEFITS AND EXPENSES	359,518	1,055,129	790,580
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(2,901,871)	68,135	158,784
Income tax expense (benefit)	(691,439)	(130,248)	(59,132)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(2,210,432)	198,383	217,916
Equity in earnings of operating joint venture, net of taxes	702	(1,686)	(917)
NET INCOME (LOSS)	$(2,209,730)	$196,697	$216,999
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3,891)	599	9,572
Net unrealized investment gains (losses)	(247,176)	334,893	381,447
Total	(251,067)	335,492	391,019
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(52,374)	70,806	81,281
Other comprehensive income (loss), net of taxes	(198,693)	264,686	309,738
Comprehensive income (loss)	$(2,408,423)	$461,383	$526,737

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2018	$2,500	$1,146,592	$1,612,435	$(28,296)	$2,733,231
Cumulative effect of adoption of accounting changes(1)			(1,981)		(1,981)
Contributed capital		5,900			5,900
Dividend to parent			(250,000)		(250,000)
Contributed (distributed) capital-parent/child asset transfers		1,140			1,140
Comprehensive income:
Net income (loss)			216,999		216,999
Other comprehensive income (loss), net of tax				309,738	309,738
Total comprehensive income (loss)					526,737
Balance, December 31, 2019	2,500	1,153,632	1,577,453	281,442	3,015,027
Cumulative effect of adoption of accounting changes(2)			(1,752)		(1,752)
Contributed capital		575,000			575,000
Dividend to parent			0		0
Contributed (distributed) capital-parent/child asset transfers		(1,942)			(1,942)
Comprehensive income:
Net income (loss)			196,697		196,697
Other comprehensive income (loss), net of tax				264,686	264,686
Total comprehensive income (loss)					461,383
Balance, December 31, 2020	2,500	1,726,690	1,772,398	546,128	4,047,716
Contributed capital		4,342,215			4,342,215
Dividend to parent			0		0
Contributed (distributed) capital-parent/child asset transfers		(26,414)			(26,414)
Comprehensive income:
Net income (loss)			(2,209,730)		(2,209,730)
Other comprehensive income (loss), net of tax				(198,693)	(198,693)
Total comprehensive income (loss)					(2,408,423)
Balance, December 31, 2021	$2,500	$6,042,491	$(437,332)	$347,435	$5,955,094
(1) Includes the impact from the adoption of ASU 2017-08 and 2017-12.
(2) Includes the impact from the adoption of ASU 2016-13. See Note 2.
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,209,730)	$196,697	$216,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(21,763)	(81,850)	(53,158)
Interest credited to policyholders’ account balances	(114,585)	233,375	187,229
Realized investment (gains) losses, net	5,295,406	62,976	116,749
Amortization and other non-cash items	1,488,904	(102,443)	(81,847)
Change in:
Future policy benefits	2,080,967	2,658,195	2,538,263
Reinsurance recoverables	(1,304,306)	(2,440,532)	(2,739,573)
Accrued investment income	(66,414)	(4,165)	(1,170)
Net payables to/receivables from parent and affiliates	(16,904)	(145,743)	(7,175)
Deferred policy acquisition costs	(3,926,121)	(617,907)	(338,455)
Income taxes	(1,082,459)	(142,196)	(138,706)
Derivatives, net	(1,193,004)	10,969	143,004
Other, net	186,068	(6,498)	(22,573)
Cash flows from (used in) operating activities	(883,941)	(379,122)	(180,413)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,251,269	385,245	948,693
Fixed maturities, trading	914,662	0	0
Equity securities	100,151	5,043	29,532
Policy loans	172,932	174,208	162,744
Ceded policy loans	(13,387)	(12,863)	(11,953)
Short-term investments	221,645	371,508	51,117
Commercial mortgage and other loans	280,103	123,124	144,512
Other invested assets	302,692	16,280	18,599
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(2,504,582)	(1,269,808)	(940,605)
Fixed maturities, trading	(117,247)	(13,418)	(15,235)
Equity securities	(98,122)	(99,871)	(110)
Policy loans	(122,297)	(137,133)	(196,508)
Ceded policy loans	12,161	20,053	19,790
Short-term investments	(317,593)	(421,495)	(51,113)
Commercial mortgage and other loans	(565,222)	(165,398)	(171,762)
Other invested assets	(148,842)	(74,231)	(84,762)
Notes receivable from parent and affiliates, net	(54,026)	905	15,980
Derivatives, net	(3,234)	(4,048)	(4,056)
Other, net	(10,392)	2,290	(6,342)
Cash flows from (used in) investing activities	(699,329)	(1,099,609)	(91,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	5,690,619	4,775,163	5,407,620
Ceded policyholders’ account deposits	(1,149,254)	(3,479,973)	(3,537,492)
Policyholders’ account withdrawals	(3,927,948)	(3,291,806)	(3,568,340)
Ceded policyholders’ account withdrawals	326,680	2,709,182	2,431,701
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	287	(4,804)	(3,534)
Dividend to parent	0	0	(250,000)
Contributed Capital	776,657	575,000	0
Contributed (distributed) capital - parent/child asset transfers	(6,148)	(2,458)	1,443

Net change in financing arrangements (maturities 90 days or less)	0	(2,845)	2,845
Proceeds from the issuance of debt (maturities longer than 90 days)	323,839	0	0
Drafts outstanding	43,741	40,514	7,150
Other, net	(3,251)	24,538	(73,142)
Cash flows from (used in) financing activities	2,075,222	1,342,511	418,251
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	491,952	(136,220)	146,359
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	426,979	563,199	416,840
CASH AND CASH EQUIVALENTS, END OF YEAR	$918,931	$426,979	$563,199
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$391,015	$11,948	$79,574
Interest paid	$6,341	$2,783	$3,204

Significant Non-Cash Transactions
Cash Flows from Investing and Financing Activities for the twelve months ended December 31, 2021 excludes certain non-cash activities related to the following transactions:

Effective July 1, 2021, Pruco Life Insurance Company recaptured the risks related to its business that had previously been reinsured to Prudential Annuities Life Assurance Corporation from April 1, 2016 through June 30, 2021. See Note 1 for additional information.

Effective December 1, 2021, the Pruco Life Insurance Company assumed certain variable and fixed annuities from Prudential Annuities Life Assurance Corporation, which resulted in $2.6 billion of investment transfers and $0.2 billion of dividend payment in securities. See Note 1 for additional information.

There were no significant non-cash transactions for the years ended December 31, 2020 and 2019.

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

2021 Variable Annuities Recapture

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The financial statement impacts of this transaction are as follows:

Interim Consolidated Statement of Financial Position

Day 1 Impact of 2021 Variable Annuities Recapture	Impacts of Recapture
(in millions)
ASSETS
Total investments(1)(2)	$8,324
Cash and cash equivalents	414
Deferred policy acquisition costs	3,286
Accrued investment income	42
Reinsurance recoverables	(12,307)
Deferred sales inducements	388
Receivable from parent and affiliates	0
Income taxes receivable	765
Other assets	(84)
Separate account assets	0
TOTAL ASSETS	$828
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$0
Policyholders’ account balances	0
Cash collateral for loaned securities	0
Payables to parent and affiliates	(106)
Other liabilities	0
Separate account liabilities	0
Total liabilities	(106)
EQUITY
Common stock	0
Additional paid-in capital(3)	3,786
Retained earnings	(2,797)
Accumulated other comprehensive income	(55)
Total equity	934
TOTAL LIABILITIES AND EQUITY	$828
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Interim Consolidated Statement of Operations and Comprehensive Income (Loss)

Day 1 Impact of 2021 Variable Annuities Recapture	Impacts of Recapture
(in millions)
REVENUES
Other income (loss)	$(1)
Realized investment gains (losses), net	(4,953)
TOTAL REVENUES	(4,954)
BENEFITS AND EXPENSES
Policyholders’ benefits	257
Interest credited to policyholders’ account balances	(399)
General, administrative and other expenses	(1,272)
TOTAL BENEFITS AND EXPENSES	(1,414)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(3,540)
Income tax expense (benefit)	(743)
NET INCOME (LOSS)	$(2,797)

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC/ Retained Earnings Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
PALAC	July 1, 2021	Purchase	Derivatives, Fixed Maturities, Equity Securities, Commercial Mortgages and JV/LP Investments	$4,908	$4,908	$0	$0	$0
Prudential Insurance	July 1, 2021	Contributed Capital	Fixed Maturities	$3,420	$3,420	$3,420	$0	$0

As part of the recapture transaction, the Company received invested assets of $6.8 billion, net of $2 billion ceding commissions as consideration from PALAC, which is equivalent to the amount of statutory reserve credit taken as of June 30, 2021. The Company released a reinsurance recoverable of $12.3 billion.

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

Affiliated Reinsurance Agreement

Effective December 1, 2021, the Company entered into a reinsurance agreement with PALAC under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from PALAC. As a result, the Company recognized a deferred reinsurance loss of $238 million. As of December 31, 2021, the reinsurance recoverable from the reinsurance of variable indexed annuities was $7.2 billion, and the Policyholder Account Balance resulting from the reinsurance of variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income benefit was $9.8 billion.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances and reinsurance related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

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

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized in earnings as an allowance for credit losses and reported in “Realized investment gains (losses), net,” to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security. However, the credit impairment recorded cannot exceed the difference between the amortized cost and fair value of the respective security. The net present value used to measure a credit impairment is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security. Any amount of an AFS debt security’s change in fair value not recorded as an allowance for credit losses will be recorded in Other Comprehensive Income (loss) (“OCI”).

For all other AFS debt securities, qualitative factors are first considered including, but not limited to, the extent of the decline and the reasons for the decline in value (e.g., credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer. If analysis of these qualitative factors results in the security needing to be impaired, a credit impairment will be recognized and measured using the same process for mortgage-backed and asset-backed AFS debt securities.

When an AFS debt security's fair value is below amortized cost and the Company has the intent to sell the AFS debt security, or it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The write-down is reported in "Realized investment gains (losses), net."

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

For mortgage-backed and asset-backed AFS debt securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. These assumptions can significantly impact income recognition, unrealized gains and loss recorded in OCI, and the amount of impairment recognized in earnings. The payment priority of the respective security is also considered. For all other AFS debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The associated unrealized gains and losses, net of tax, and the effect on DAC, deferred sales inducements ("DSI"), future policy benefits and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). Each of these balances is discussed in greater detail below.

Fixed maturities, trading, at fair value consists of fixed maturities carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is comprised of common stock and mutual fund shares carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and dividend income is reported in “Net investment income” on the ex-dividend date.

Policy loans represents funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

Short-term investments primarily consists of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Commercial mortgage and other loans consists of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of the current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 14 for additional information.

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

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, using a modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. Adoption of these ASUs requires an entity to estimate lifetime credit losses for certain financial assets carried at amortized cost and certain off-balance sheet exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of reported amounts. The most significant impact is that modifications made to the Company’s process for measuring credit losses for its commercial mortgage and other loans class classified as held for investment. The impact of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $1.8 million, primarily related to commercial mortgage and other loans. The impact of adoption was not material to the following financial statement line items: deferred policy acquisition costs; reinsurance recoverables; income taxes receivable; future policy benefits; policyholders' account balances; and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, other collateralized and uncollateralized loans. For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

Once the Company has deemed a portion of the amortized cost to be uncollectible, the uncollectible portion of allowance is removed from the balance sheet by writing down the amortized cost basis of the loan. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

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

Other invested assets consist of the Company’s non-coupon investments in limited partnerships and limited liability companies ("LPs/LLCs"), other than operating joint ventures, as well as derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income”.

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

Cash and cash equivalents includes cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value,” and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to purchase" below.) The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents. These assets are generally carried at fair value or amortized cost which approximates fair value.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Deferred policy acquisition costs represent costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC," net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions; however, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized and if the projected equity return is negative, the return is floored at 0%. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of certain universal life and annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial, a United States Securities and Exchange Commission (the "SEC") registrant, and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 9. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances result from: (i) the annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods; (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period; and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.

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

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates and third party reinsurers, and are reported on the Consolidated Statements of Financial Position net of the CECL allowance. Reinsurance recoverables also include assumed modified coinsurance arrangements which generally reflect the value of the invested assets retained by the cedant and the associated asset returns. Modified coinsurance recoverables contain an embedded derivative (bifurcated and accounted for separately from the host contract) that is presented together with the derivative embedded in the modified coinsurance payables as one compound derivative. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. For additional information about these arrangements see Note 9.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

Deferred sales inducements represents various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI for applicable products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 9 for additional information regarding sales inducements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Other assets consists primarily of deposit assets related to a reinsurance agreement entered into with a third-party reinsurer during 2021 using deposit accounting under U.S. GAAP, which as of December 31, 2021 was $497.0 million. Included in these deposit assets are amounts representing fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5. Also included are premiums due, deferred loss on reinsurance with affiliates, receivables resulting from sales of securities that had not yet settled at the balance sheet date, prepaid tax expenses, and the Company’s investments in operating joint ventures. Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary.

Separate account assets represents segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities, fixed maturities, and real estate-related investments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the contractholders and are not included in the Company’s consolidated results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”. See Note 8 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

Future policy benefits represents liabilities related to certain long-duration life and annuity contracts, which are discussed more fully in Note 7. These liabilities represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no-lapse guarantees for our variable and universal life products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 5.

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

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities. See Note 7 for additional information regarding policyholders’ account balances. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity and universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5.

Cash collateral for loaned securities represents liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as "Net investment income".

Securities sold under agreements to repurchase represents liabilities associated with securities repurchase agreements that are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

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

Other liabilities consists primarily of reinsurance payables associated with reinsurance arrangements with affiliates that correspond to reinsurance receivables included above in “Reinsurance recoverables”. For additional information about these arrangements see Note 9. Also included is a funds withheld liability for assets retained under a reinsurance agreement that corresponds to the deposit assets above in "Other assets". The funds withheld liability as of December 31, 2021 was $419.2 million. Additionally other liabilities includes accrued expenses, technical overdrafts, deferred gain on reinsurance, and payables resulting from purchases of securities that had not yet settled at the balance sheet date. Other liabilities may also include derivative instruments for which fair values are determined as described below under “Derivative Financial Instruments”.

Separate account liabilities primarily represents the contractholders’ account balances in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

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

Revenues for variable deferred annuity contracts consist of charges against contractholder account values or separate accounts for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender. Liabilities for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contractholder account values including mortality and expense risks and administration fees. These charges and fees are recognized as revenue when assessed against the contractholder. Liabilities for variable immediate annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for expense charges, administration fees, cost of insurance charges and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Liabilities for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities”.

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

Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity and universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Other income includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value,” and “Other invested assets” that are measured at fair value.

Realized investment gains (losses), net includes realized gains or losses from sales and maturities of investments, changes to the allowance for credit losses, other impairments, fair value changes on mortgage loans where the fair value option has been elected, releases of Other Comprehensive Income and derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations and changes in fair value of the derivative instruments, including embedded derivatives, and other hedging instruments.

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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within "Other invested assets", or as liabilities, within “Payables to parent and affiliates” or "Other liabilities".

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to PALAC, excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. See Note 9 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits" and “Reinsurance recoverables”. Additionally, changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net".

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of December 31, 2021 — ASU 2018-12

ASU2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Upon adoption, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.
The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

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
The Company will adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a TDR has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of December 31, 2021, any such modifications did not have a material impact on the Company's results of operations.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$303,040	$31,011	$111	$0	$333,940
Obligations of U.S. states and their political subdivisions	584,244	46,978	701	0	630,521
Foreign government bonds	324,454	29,299	3,271	11	350,471
U.S. public corporate securities	4,794,878	366,764	29,770	0	5,131,872
U.S. private corporate securities	1,964,767	59,037	16,880	2,049	2,004,875
Foreign public corporate securities	906,031	34,234	10,363	0	929,902
Foreign private corporate securities	2,741,449	62,932	48,381	2,089	2,753,911
Asset-backed securities(1)	547,549	860	1,099	0	547,310
Commercial mortgage-backed securities	552,653	25,928	3,397	0	575,184
Residential mortgage-backed securities(2)	18,684	1,501	5	0	20,180
Total fixed maturities, available-for-sale	$12,737,749	$658,544	$113,978	$4,149	$13,278,166
(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and other asset types.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,946	$2,931	$22	$0	$77,855
Obligations of U.S. states and their political subdivisions	460,003	57,948	0	0	517,951
Foreign government bonds	206,633	44,254	32	0	250,855
U.S. public corporate securities	2,473,440	456,581	587	0	2,929,434
U.S. private corporate securities	919,316	95,793	2,198	855	1,012,056
Foreign public corporate securities	278,717	42,899	886	0	320,730
Foreign private corporate securities	977,539	123,006	7,131	1,484	1,091,930
Asset-backed securities(1)	236,909	1,115	386	0	237,638
Commercial mortgage-backed securities	480,412	40,660	125	0	520,947
Residential mortgage-backed securities(2)	49,456	3,779	0	0	53,235
Total fixed maturities, available-for-sale	$6,157,371	$868,966	$11,367	$2,339	$7,012,631

(1)Includes credit-tranched securities collateralized by loan obligations, credit cards, auto loans, education loans and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$2,119	$111	$2,119	$111
Obligations of U.S. states and their political subdivisions	104,621	701	0	0	104,621	701
Foreign government bonds	59,550	2,826	6,473	371	66,023	3,197
U.S. public corporate securities	1,681,201	23,160	180,249	6,610	1,861,450	29,770
U.S. private corporate securities	972,796	14,036	16,409	2,844	989,205	16,880
Foreign public corporate securities	532,445	8,255	29,718	2,108	562,163	10,363
Foreign private corporate securities	1,253,739	42,392	57,637	5,616	1,311,376	48,008
Asset-backed securities	288,971	1,099	0	0	288,971	1,099
Commercial mortgage-backed securities	157,355	1,622	40,689	1,775	198,044	3,397
Residential mortgage-backed securities	1,393	5	0	0	1,393	5
Total fixed maturities, available-for-sale	$5,052,071	$94,096	$333,294	$19,435	$5,385,365	$113,531

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,255	$22	$0	$0	$2,255	$22
Foreign government bonds	2,270	32	0	0	2,270	32
U.S. public corporate securities	33,295	341	2,754	246	36,049	587
U.S. private corporate securities	33,806	771	6,659	1,427	40,465	2,198
Foreign public corporate securities	6,432	97	6,464	789	12,896	886
Foreign private corporate securities	2,931	131	85,340	6,657	88,271	6,788
Asset-backed securities	51,914	183	70,503	203	122,417	386
Commercial mortgage-backed securities	17,443	125	0	0	17,443	125
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$150,346	$1,702	$171,720	$9,322	$322,066	$11,024

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2021 and 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $95.1 million and $5.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $18.4 million and $6.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2021, the $19.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, finance and consumer non-cyclical sectors. As of December 31, 2020, the $9.3 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, energy and utility sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$101,546	$101,320
Due after one year through five years	2,063,502	2,075,819
Due after five years through ten years	3,639,243	3,652,143
Due after ten years	5,814,572	6,306,210
Asset-backed securities	547,549	547,310
Commercial mortgage-backed securities	552,653	575,184
Residential mortgage-backed securities	18,684	20,180
Total fixed maturities, available-for-sale	$12,737,749	$13,278,166
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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$790,331	$81,766	$633,787
Proceeds from maturities/prepayments	465,347	305,859	314,906
Gross investment gains from sales and maturities	14,972	1,293	59,557
Gross investment losses from sales and maturities	(16,674)	(1,878)	(3,785)
OTTI recognized in earnings(2)	N/A	N/A	(9,034)
Write-downs recognized in earnings(3)	(2)	(4,312)	N/A
(Addition to) release of allowance for credit losses(4)	(1,810)	(2,339)	N/A

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(4.4) million, $(2.4) million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(2)For the year ended December 31, 2019, amount excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)Amounts represent write-downs of credit adverse securities and securities activity marketed for sale. In addition, for the year ended December 31, 2020, amount also include write-downs on securities approaching maturities related to foreign exchange movements.
(4)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$2,339	$0	$0	$0	$2,339
Additions to allowance for credit losses not previously recorded	0	11	2,664	0	0	0	2,675
Reductions for securities sold during the period	0	0	(28)	0	0	0	(28)
Addition (reductions) on securities with previous allowance	0	0	(837)	0	0	0	(837)
Balance, end of period	$0	$11	$4,138	$0	$0	$0	$4,149

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	5,672	0	0	0	5,672
Reductions for securities sold during the period	0	0	(3,147)	0	0	0	(3,147)
Addition (reductions) on securities with previous allowance	0	0	(186)	0	0	0	(186)
Balance, end of period	$0	$0	$2,339	$0	$0	$0	$2,339

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.
For the year ended December 31, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on securities in the transportation and communications sectors within private corporate securities.
For the year ended December 31, 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both December 31, 2021 and 2020.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $156.1 million, $9.1 million and $3.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $2.1 million, $(1.2) million and $(1.0) million during the years ended December 31, 2021, 2020 and 2019, respectively.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$748,414	26.4%	$364,549	28.2%
Hospitality	48,141	1.7	34,069	2.6
Industrial	916,398	32.2	399,017	30.9
Office	445,055	15.7	195,443	15.1
Other	252,590	8.9	138,477	10.7
Retail	255,577	9.0	142,266	11.0
Total commercial mortgage loans	2,666,175	93.9	1,273,821	98.5
Agricultural property loans	172,336	6.1	19,577	1.5
Total commercial mortgage and agricultural property loans	2,838,511	100.0%	1,293,398	100.0%
Allowance for credit losses	(5,951)		(4,552)
Total net commercial mortgage and agricultural property loans	$2,832,560		$1,288,846

As of December 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (25%), Texas (10%) and New York (7%)) and included loans secured by properties in Europe (13%), Australia (3%), and Mexico (3%).
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2018	$2,026	$39	$2,065
Addition to (release of) allowance for credit losses	(283)	(14)	(297)
Balance at December 31, 2019	$1,743	$25	$1,768
Cumulative effect of adoption of ASU 2016-13	2,495	(8)	2,487
Addition to (release of) allowance for expected losses	308	(11)	297
Balance at December 31, 2020	$4,546	$6	$4,552
Addition to (release of) allowance for expected losses	1,301	98	1,399
Balance at December 31, 2021	$5,847	$104	$5,951

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.
For the year ended December 31, 2021, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to portfolio growth, partially offset by the improving credit environment.

For the year ended December 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$47,161	$0	$179,682	$76,656	$126,934	$553,022	$983,455
60%-69.99%	307,999	225,330	289,322	170,444	126,159	116,654	1,235,908
70%-79.99%	163,451	86,083	75,185	13,728	55,032	51,203	444,682
80% or greater	0	0	0	0	958	1,172	2,130
Total	$518,611	$311,413	$544,189	$260,828	$309,083	$722,051	$2,666,175
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$501,456	$195,164	$481,289	$253,938	$289,443	$638,092	$2,359,382
1.0 - 1.2x	17,155	109,862	39,577	6,890	7,100	39,213	219,797
Less than 1.0x	0	6,387	23,323	0	12,540	44,746	86,996
Total	$518,611	$311,413	$544,189	$260,828	$309,083	$722,051	$2,666,175
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$98,579	$26,581	$16,226	$6,463	$8,372	$16,115	$172,336
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$98,579	$26,581	$16,226	$6,463	$8,372	$16,115	$172,336
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$98,579	$26,581	$16,226	$6,463	$8,372	$15,300	$171,521
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	815	815
Total	$98,579	$26,581	$16,226	$6,463	$8,372	$16,115	$172,336

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$2,666,175	$0	$0	$0	$2,666,175	$0
Agricultural property loans	172,336	0	0	0	172,336	0
Total	$2,838,511	$0	$0	$0	$2,838,511	$0

(1)As of December 31, 2021, there were no loans in this category accruing interest.
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
For the years ended December 31, 2021 and 2020, there were $1,344 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For the years ended December 31, 2021 and 2020, there were $69 million and $0 million of commercial mortgage and other loans sold, respectively.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both December 31, 2021 and 2020.
Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Company's investment in separate accounts	$53,694	$44,018
LPs/LLCs:
Equity method:
Private equity	286,141	241,493
Hedge funds	432,749	77,311
Real estate-related	89,337	63,194
Subtotal equity method	808,227	381,998
Fair value:
Private equity	69,137	65,436
Hedge funds	481	499
Real estate-related	9,861	10,857
Subtotal fair value	79,479	76,792
Total LPs/LLCs	887,706	458,790
Derivative instruments	268,525	18,147
Total other invested assets	$1,209,925	$520,955

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2021	2020
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$72,416,906	$12,952,942
Total liabilities(2)	$12,120,390	$90,444
Partners’ capital	60,296,516	12,862,498
Total liabilities and partners’ capital	$72,416,906	$12,952,942
Total liabilities and partners’ capital included above	$746,870	$348,267
Equity in LP/LLC interests not included above	201,541	175,024
Carrying value	$948,411	$523,291

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

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$11,031,051	$565,409	$819,904
Total expenses(2)	(2,044,942)	(201,644)	(200,666)
Net earnings (losses)	$8,986,109	$363,765	$619,238
Equity in net earnings (losses) included above	$62,173	$8,644	$24,971
Equity in net earnings (losses) of LP/LLC interests not included above	28,765	25,859	5,077
Total equity in net earnings (losses)	$90,938	$34,503	$30,048

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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$117,216	$54,565
Equity securities	2	1
Commercial mortgage and other loans	7,025	3,610
Policy loans	35,153	35,374
Other invested assets	254	0
Short-term investments and cash equivalents	377	63
Total accrued investment income	$160,027	$93,613

There were $0.1 million and $0.0 million of write-downs on accrued investment income for the years ended December 31, 2021 and 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$299,607	$224,262	$235,456
Fixed maturities, trading	38,778	1,768	1,374
Equity securities	530	410	856
Commercial mortgage and other loans	63,548	50,534	57,886
Policy loans	69,602	70,363	68,485
Other invested assets	104,375	36,684	38,577
Short-term investments and cash equivalents	712	3,219	9,266
Gross investment income	577,152	387,240	411,900
Less: investment expenses	(26,917)	(19,890)	(18,103)
Net investment income	$550,235	$367,350	$393,797

The carrying value of non-income producing assets included $24.8 million in available-for-sale fixed maturities as of December 31, 2021. Non-income producing assets represent investments that had not produced income for the twelve months preceding for December 31, 2021.
Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities(1)	$(3,514)	$(7,236)	$46,738
Commercial mortgage and other loans	1,535	(226)	297
Other invested assets	(2,737)	(287)	(3,400)
Derivatives(2)	(5,291,043)	(55,003)	(160,368)
Short-term investments and cash equivalents	353	(224)	(16)
Realized investment gains (losses), net	$(5,295,406)	$(62,976)	$(116,749)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 1 for additional information.
Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2021	2020	2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$ N/A	$1,568
Fixed maturity securities, available-for-sale — all other(1)	N/A	N/A	397,136
Fixed maturity securities, available-for-sale with an allowance	3,685	0	N/A
Fixed maturity securities, available-for-sale without an allowance	540,881	857,599	N/A
Derivatives designated as cash flow hedges(2)	39,896	(8,112)	26,126
Affiliated notes	73	4,024	4,715
Other investments(3)	1,854	(4,162)	(4,365)
Net unrealized gains (losses) on investments	$586,389	$849,349	$425,180

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”
(2)For more information on cash flow hedges, see Note 4.
(3)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in “Other assets.”
Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2021 and 2020, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$3,004	$0	$3,004	$0	$0	$0
Foreign public corporate securities	0	0	0	2,725	0	2,725
Total cash collateral for loaned securities(1)	$3,004	$0	$3,004	$2,725	$0	$2,725
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

	December 31,
	2021	2020
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$2,871	$2,525
Total securities pledged	$2,871	$2,525
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$3,004	$2,725
Total liabilities supported by the pledged collateral	$3,004	$2,725
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2021 and 2020, there was no collateral that could be sold or repledged.
As of December 31, 2021 and 2020, there were available-for-sale fixed maturities of $4.1 million and $4.3 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

4. DERIVATIVES AND HEDGING
Types of Derivative Instruments and Derivative Strategies
Interest Rate Contracts
Interest rate swaps, options, and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.
Swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.
The Company also uses interest rate swaptions, caps and floors to manage interest rate risk. A swaption is an option to enter into a swap with a forward starting effective date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In an interest rate cap, the buyer receives payments at the end of each period in which the interest rate exceeds the agreed strike price. Similarly, in an interest rate floor, the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. Swaptions, caps and floors are included in interest rate options.

In standardized exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values of underlying referenced investments. The Company enters into exchange-traded futures with regulated futures commission's merchants who are members of a trading exchange.
Equity Contracts
Equity options, total return swaps, and futures are used by the Company to manage its exposure to the equity markets which impacts the value of assets and liabilities it owns or anticipates acquiring or selling.
Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.
Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and London Inter-Bank Offered Rate ("LIBOR") plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

In standardized exchange-traded equity futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values underlying referenced equity indices. The Company enters into exchange-traded futures with regulated futures commission's merchants who are members of a trading exchange.
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
Embedded Derivatives
The Company offers certain products (for example, variable annuities, indexed annuities, and index-linked universal life) which may include features that are accounted for as embedded derivatives; related to certain of these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. Effective April 1, 2016, the Company entered into reinsurance agreements with affiliates, PALAC and Prudential Insurance. The reinsurance agreement with PALAC was recaptured on July 1, 2021. Additionally, the Company has entered into a reinsurance agreement with an external counterparty, Union Hamilton Reinsurance, Ltd. ("Union Hamilton") effective April 1, 2015. See Note 9 for additional information on the reinsurance agreements.
Effective December 1, 2021, the Company entered into a reinsurance arrangement with PALAC, which includes features that are accounted for as embedded derivatives. See Note 1 for additional information on the reinsurance arrangement.
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

	December 31, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,344	$55	$0	$3,486	$203	$0
Foreign Currency Swaps	886,552	37,259	(6,900)	861,074	27,336	(49,316)
Total Derivatives Designated as Hedge Accounting Instruments	$889,896	$37,314	$(6,900)	$864,560	$27,539	$(49,316)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$130,358,860	$5,698,740	$(10,348,130)	$663,050	$57,024	$(11,117)
Interest Rate Futures	4,109,300	2,876	(2,709)	57,700	198	0
Interest Rate Swaptions	9,883,000	280,323	(173,863)	0	0	0
Interest Rate Forwards	195,000	3,760	(991)	0	0	0
Foreign Currency
Foreign Currency Forwards	119,653	842	(1,063)	55,292	5	(1,322)
Credit
Credit Default Swaps	306,900	24,789	0	2,313	0	(18)
Currency/Interest Rate
Foreign Currency Swaps	2,139,523	68,477	(23,251)	143,011	6,584	(7,286)
Equity
Total Return Swaps	15,129,666	66,627	(475,209)	0	0	0
Equity Options	19,461,881	902,050	(1,535,272)	3,244,900	306,196	(196,767)
Futures	5,015,002	736	(6,595)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$186,718,785	$7,049,220	$(12,567,083)	$4,166,266	$370,007	$(216,510)
Total Derivatives(1)(2)	$187,608,681	$7,086,534	$(12,573,983)	$5,030,826	$397,546	$(265,826)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,048 million and $13,228 million as of December 31, 2021 and 2020, respectively included in "Future policy benefits" and $3,246 million and $1,155 million as of December 31, 2021 and 2020, respectively included in "Policyholders' account balances". Other assets included $73 million and $0 million as of December 31, 2021 and 2020, respectively. Other liabilities included $13 million and $0 million as of December 31, 2021 and 2020, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $931 million and $13,240 million as of December 31, 2021 and 2020, respectively.
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

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,086,534	$(6,818,009)	$268,525	$0	$268,525
Securities purchased under agreements to resell	185,000	0	185,000	(185,000)	0
Total Assets	$7,271,534	$(6,818,009)	$453,525	$(185,000)	$268,525
Offsetting of Financial Liabilities:
Derivatives	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$397,546	$(379,399)	$18,147	$(14,572)	$3,575
Offsetting of Financial Liabilities:
Derivatives	$265,826	$(265,826)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$265,826	$(265,826)	$0	$0	$0

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

	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$47	$0	$(161)
Currency/Interest Rate	1,357	15,983	11,119	48,169
Total cash flow hedges	1,359	16,030	11,119	48,008
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(20,596)	0	0	0
Currency	2,006	0	0	0
Currency/Interest Rate	44,350	0	79	0
Credit	2,892	0	0	0
Equity	(944,765)	0	0	0
Embedded Derivatives(1)	(4,376,289)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,292,402)	0	79	0
Total	$(5,291,043)	$16,030	$11,198	$48,008

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$(44)	$21	$0	$284
Currency/Interest Rate	(314)	10,660	(10,161)	(34,522)
Total cash flow hedges	(358)	10,681	(10,161)	(34,238)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	17,000	0	0	0
Currency	(2,560)	0	0	0
Currency/Interest Rate	(4,130)	0	(109)	0
Credit	(284)	0	0	0
Equity	37,480	0	0	0
Embedded Derivatives	(102,151)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(54,645)	0	(109)	0
Total	$(55,003)	$10,681	$(10,270)	$(34,238)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$0	$0	$(50)
Currency/Interest Rate	425	9,007	(1,698)	4,081
Total cash flow hedges	425	9,007	(1,698)	4,031
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	18,609	0	0	0
Currency	20	0	0	0
Currency/Interest Rate	3,485	0	(5)	0
Credit	(1)	0	0	0
Equity	74,068	0	0	0
Embedded Derivatives	(256,974)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(160,793)	0	(5)	0
Total	$(160,368)	$9,007	$(1,703)	$4,031

(1)Includes the impact from 2021 Variable Annuities Recapture, see Note 1 for further details.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$22,122
Cumulative-effect adjustment from the adoption of ASU 2017-12	(27)
Amount recorded in AOCI
Interest Rate	(50)
Currency/Interest Rate	11,815
Total amount recorded in AOCI	11,765
Amount reclassified from AOCI to income
Currency/Interest Rate	(7,734)
Total amount reclassified from AOCI to income	(7,734)
Balance, December 31, 2019	$26,126
Amount recorded in AOCI
Interest Rate	261
Currency/Interest Rate	(34,337)
Total amount recorded in AOCI	(34,076)
Amount reclassified from AOCI to income
Interest Rate	23
Currency/Interest Rate	(185)
Total amount reclassified from AOCI to income	(162)
Balance, December 31, 2020	$(8,112)
Amount recorded in AOCI
Interest Rate	(112)
Currency/Interest Rate	76,628
Total amount recorded in AOCI	76,516
Amount reclassified from AOCI to income
Interest Rate	(49)
Currency/Interest Rate	(28,459)
Total amount reclassified from AOCI to income	(28,508)
Balance, December 31, 2021	$39,896

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2021 values, it is estimated that a pre-tax gain of $11 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2022.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Credit Derivatives
Credit Derivatives, where the Company has written credit protection on certain index references, has outstanding notional amounts of $157 million and $0 million as of December 31, 2021 and December 31, 2020, respectively. These credit derivatives are reported at fair value as an asset of $11 million and $0 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 the notional amount of these credit derivatives had the following NAIC Rating: $57 million in NAIC 3 and $100 million in NAIC 6.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $150 million and $2 million as of December 31, 2021 and 2020, respectively. These credit derivatives are reported at fair value as an asset of $14 million and $0 million as of December 31, 2021 and 2020.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities, derivative contracts that trade on an active exchange market, separate account assets and other liabilities.
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents, certain OTC derivatives and embedded derivatives resulting from reinsurance.
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

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$333,940	$0	$	$333,940
Obligations of U.S. states and their political subdivisions	0	630,521	0		630,521
Foreign government bonds	0	350,321	150		350,471
U.S. corporate public securities	0	5,131,872	0		5,131,872
U.S. corporate private securities	0	1,873,370	131,505		2,004,875
Foreign corporate public securities	0	921,008	8,894		929,902
Foreign corporate private securities	0	2,508,676	245,235		2,753,911
Asset-backed securities(2)	0	484,861	62,449		547,310
Commercial mortgage-backed securities	0	463,689	111,495		575,184
Residential mortgage-backed securities	0	20,180	0		20,180
Subtotal	0	12,718,438	559,728		13,278,166
Fixed maturities, trading	0	3,302,392	0		3,302,392
Equity securities	58,160	40,635	12,472		111,267
Short-term investments	9,997	135,440	0		145,437
Cash equivalents	13,999	422,633	0		436,632
Other invested assets(3)	246,097	6,840,437	0	(6,818,009)	268,525
Other assets	0	0	72,937		72,937
Reinsurance recoverables	0	0	931,207		931,207
Receivables from parent and affiliates	0	162,045	0		162,045
Subtotal excluding separate account assets	328,253	23,622,020	1,576,344	(6,818,009)	18,708,608
Separate account assets(4)(5)	52,100	144,059,558	0		144,111,658
Total assets	$380,353	$167,681,578	$1,576,344	$(6,818,009)	$162,820,266
Future policy benefits(6)	$0	$0	$9,047,956	$	$9,047,956
Policyholders' account balances	0	0	3,245,773		3,245,773
Payables to parent and affiliates	0	12,563,253	0	(12,563,253)	0
Other liabilities	10,730	12,624	0	(4,829)	18,525
Total liabilities	$10,730	$12,575,877	$12,293,729	$(12,568,082)	$12,312,254

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,855	$55,000	$	$77,855
Obligations of U.S. states and their political subdivisions	0	517,951	0		517,951
Foreign government bonds	0	250,692	163		250,855
U.S. corporate public securities	0	2,929,431	3		2,929,434
U.S. corporate private securities	0	977,423	34,633		1,012,056
Foreign corporate public securities	0	311,407	9,323		320,730
Foreign corporate private securities	0	961,113	130,817		1,091,930
Asset-backed securities(2)	0	235,573	2,065		237,638
Commercial mortgage-backed securities	0	520,947	0		520,947
Residential mortgage-backed securities	0	53,235	0		53,235
Subtotal	0	6,780,627	232,004		7,012,631
Fixed maturities, trading	0	81,727	755		82,482
Equity securities	100,268	300	7,889		108,457
Short-term investments	49,997	0	0		49,997
Cash equivalents	49,996	347,330	0		397,326
Other invested assets(3)	198	397,348	0	(379,399)	18,147
Other assets	0	0	0		0
Reinsurance recoverables	0	0	13,239,539		13,239,539
Receivables from parent and affiliates	0	111,970	0		111,970
Subtotal excluding separate account assets	200,459	7,719,302	13,480,187	(379,399)	21,020,549
Separate account assets(4)(5)	0	140,583,009	0		140,583,009
Total assets	$200,459	$148,302,311	$13,480,187	$(379,399)	$161,603,558
Future policy benefits(6)	$0	$0	$13,227,814	$	$13,227,814
Policyholders' account balances	0	0	1,155,274		1,155,274
Payables to parent and affiliates	0	265,826	0	(265,826)	0
Other liabilities	0	0	0		0
Total liabilities	$0	$265,826	$14,383,088	$(265,826)	$14,383,088

(1)“Netting” amounts represent cash collateral of $(5,750.1) million and $113.6 million as of December 31, 2021 and 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2021 and 2020, the fair values of such investments were $79 million and $77 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2021 and 2020, the fair value of such investments was $5,686 million and $5,157 million, respectively.
(6)As of December 31, 2021, the net embedded derivative liability position of $9,048 million includes $610 million of embedded derivatives in an asset position and $9,658 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $13,228 million includes $483 million of embedded derivatives in an asset position and $13,711 million of embedded derivatives in a liability position.

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
Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other invested assets”, or as liabilities within “Payables to parent and affiliates” or "Other liabilities", except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors.
The Company's exchange-traded futures and options include treasury and equity futures. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts and credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.
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
Other assets consists primarily of deposit assets related to reinsurance agreements using deposit accounting under U.S. GAAP, which include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. The methods and assumptions used to estimate the fair value are consistent with those described below in “Policyholders' account balances”.
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
Policyholders' Account Balances - The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life and certain annuity products that provide the policyholders with the index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.
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

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$312,139	Discounted cash flow	Discount rate		1.65%		20%	4.57%		Decrease
		Market Comparables	EBITDA multiples(3)	4.9	X	19.2	X	9.0	X	Increase
		Liquidation	Liquidation value		62.58%		62.58%	62.58%		Increase
Reinsurance recoverables	$931,207	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$9,047,956	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over LIBOR(7)		0.03%		1.13%			Decrease
			Utilization rate(8)		39%		96%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		16%		25%			Increase
Policyholders' account balances(5)	$3,245,773	Discounted cash flow	Lapse rate(6)		1%		42%			Decrease
			Spread over LIBOR(7)		0.03%		1.13%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Equity volatility curve		6%		31%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$151,554	Discounted cash flow	Discount rate	0.99%	11.38%	3.44%	Decrease
Reinsurance recoverables	$13,239,539	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$13,227,814	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$1,155,274	Discounted cash flow	Lapse rate(6)	1%	6%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Mortality rate(10)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase
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
(5)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2021 and 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$(55,000)	$0	$0	$0	$0	$0	$0	$0
Foreign government	163	(13)	0	0	0	0	0	0	0	150	(15)
Corporate securities(4)	174,776	(10,914)	95,294	(5,085)	0	(28,690)	156,667	9,313	(5,727)	385,634	(11,298)
Structured securities(5)	2,065	4,165	74,800	(29)	0	(1,761)	32,859	107,038	(45,193)	173,944	4,189
Other assets:
Fixed maturities, trading	755	46	0	0	0	0	0	0	(801)	0	46
Equity securities	7,889	709	0	0	0	0	3,874	0	0	12,472	709
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	181	0	0	0	(1,871)	1,690	0	0	0	0
Cash equivalents	0	147	0	0	0	(1,377)	1,230	0	0	0	0
Other assets	0	1,258	1,170	0	0	(899)	71,408	0	0	72,937	359
Reinsurance recoverables	13,239,539	(12,937,591)	629,259	0	0	0	0	0	0	931,207	(545,001)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(13,227,814)	5,281,553	0	0	(1,101,695)	0	0	0	0	(9,047,956)	4,647,753
Policyholders' account balances(6)	(1,155,274)	(78,321)	0	0	(265,807)	0	(1,746,371)	0	0	(3,245,773)	5,476

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(832)	$0	$(6,318)	$388	$(1,778)	$0	$(5,346)
Other assets:
Fixed maturities, trading	0	46	0	0	0	46	0
Equity securities	0	709	0	0	0	709	0
Other invested assets	0	0	0	0	0	0	0
Short-term investments	181	0	0	0	0	0	0
Cash equivalents	147	0	0	0	0	0	0
Other assets	1,258	0	0	0	359	0	0
Reinsurance recoverables	(12,937,591)	0	0	0	(545,001)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	5,281,553	0	0	0	4,647,753	0	0
Policyholders' account balances	(78,321)	0	0	0	5,476	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$38,671	$0	$16,329	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	0	0	0	0	0	0	0	0	163	(1)
Corporate securities(4)	50,083	14,715	11,121	(3,680)	0	(7,850)	(1,914)	114,695	(2,394)	174,776	14,679
Structured securities(5)	2,001	(483)	7,444	(6)	0	(1,255)	0	0	(5,636)	2,065	(489)
Other assets:
Fixed maturities, trading	668	87	0	0	0	0	0	0	0	755	87
Equity securities	9,898	2,821	0	(4,830)	0	0	0	0	0	7,889	1,211
Other invested assets	4	(4)	0	0	0	0	0	0	0	0	(4)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	8,539,671	3,604,075	1,095,793	0	0	0	0	0	0	13,239,539	3,889,923
Receivables from parent and affiliates	3,135	23	0	0	0	(3,158)	0	0	0	0	0
Liabilities:
Future policy benefits	(8,529,566)	(3,610,281)	0	0	(1,087,967)	0	0	0	0	(13,227,814)	(3,896,128)
Policyholders' account balances(6)	(962,351)	(30,199)	0	0	(162,724)	0	0	0	0	(1,155,274)	3,853

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(5,019)	$0	$19,106	$145	$(4,773)	$0	$18,962
Other assets:
Fixed maturities, trading	0	87	0	0	0	87	0
Equity securities	0	2,821	0	0	0	1,211	0
Other invested assets	(4)	0	0	0	(4)	0	0
Short-term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0
Reinsurance recoverables	3,604,075	0	0	0	3,889,923	0	0
Receivables from parent and affiliates	0	0	0	23	0	0	0
Liabilities:
Future policy benefits	(3,610,281)	0	0	0	(3,896,128)	0	0
Policyholders' account balances	(30,199)	0	0	0	3,853	0	0
The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2019.

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(8,198)	$0	$3,615	$680	$(8,467)	$0
Other assets:
Fixed maturities, trading	0	(83)	0	0	0	(83)
Equity securities	0	1,668	0	0	0	1,534
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Other assets	0	0	0	0	0	0
Reinsurance recoverables	1,936,363	0	0	0	2,142,421	0
Receivables from parent and affiliates	0	0	0	190	0	0
Liabilities:
Future policy benefits	(1,945,323)	0	0	0	(2,151,380)	0
Policyholders' account balances	(765,917)	0	0	0	(759,661)	0
(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investments gains (losses), net related to the 2021 Variable Annuities Recapture and the Affiliated Reinsurance Agreement.
(2)For current year "Other" represents noncash transfers related to the 2021 Variable Annuities Recapture and the Affiliated Reinsurance Agreement. Refer to Note 1 for additional information.
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

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,883,710	$2,883,710	$2,832,560
Policy loans	0	0	1,327,485	1,327,485	1,327,485
Short-term investments	37,000	0	0	37,000	37,000
Cash and cash equivalents	297,299	185,000	0	482,299	482,299
Accrued investment income	0	160,027	0	160,027	160,027
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	116,086	0	116,086	116,086
Other assets	0	134,598	434,383	568,981	568,981
Total assets	$334,299	$595,711	$4,675,509	$5,605,519	$5,553,321
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,356,850	$2,590,487	$3,947,337	$3,941,822
Cash collateral for loaned securities	0	3,004	0	3,004	3,004
Long-term debt to affiliates	0	319,225	0	319,225	320,362
Payables to parent and affiliates	0	31,775	0	31,775	31,775
Other liabilities	0	864,788	34,091	898,879	898,879
Total liabilities	$0	$2,575,642	$2,624,578	$5,200,220	$5,195,842

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,359,422	$1,359,422	$1,288,846
Policy loans	0	0	1,323,681	1,323,681	1,323,681
Short Term investments	0	0	0	0	0
Cash and cash equivalents	29,653	0	0	29,653	29,653
Accrued investment income	0	93,613	0	93,613	93,613
Reinsurance recoverables	0	0	227,993	227,993	217,637
Receivables from parent and affiliates	0	154,503	0	154,503	154,503
Other assets	0	27,120	0	27,120	27,120
Total assets	$29,653	$275,236	$2,911,096	$3,215,985	$3,135,053
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,428,043	$286,533	$1,714,576	$1,704,220
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Long-term Debt	0	0	0	0	0
Payables to parent and affiliates	0	75,990	0	75,990	75,990
Other liabilities	0	415,889	0	415,889	415,889
Total liabilities	$0	$1,922,647	$286,533	$2,209,180	$2,198,824

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
Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments which are not securities, are recorded at amortized cost; cash and cash equivalent instruments, accrued investment income.
Reinsurance Recoverables
Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements between the Company and related parties. See Note 9 for additional information about the Company's reinsurance arrangements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Other Assets
Other assets primarily consists of deposit assets related to the reinsurance agreements with Pruco Life and a third party reinsurer, which uses deposit accounting under U.S. GAAP. Also included are other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.
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
Other Liabilities and Payables to Parent and Affiliates
Other liabilities includes the funds withheld liability for assets retained under the reinsurance agreement that corresponds to the deposit assets above in "Other Assets". Also included are unsettled trades, drafts, and escrow deposits. Payables to parent and affiliates is primarily related to accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.
6. DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2021	2020	2019
	(in thousands)
Balance, beginning of year	$2,433,936	$1,855,698	$1,613,922
Capitalization of commissions, sales and issue expenses	1,057,030	758,469	451,773
Amortization-Impact of assumption and experience unlocking and true-ups	40,482	(27,844)	(34,619)
Amortization-All other	(382,600)	(112,718)	(78,699)
Change due to unrealized investment gains and losses	(81,031)	(39,861)	(37,337)
Other (1)(2)(3)	3,763,155	192	(59,342)
Balance, end of year	$6,830,972	$2,433,936	$1,855,698

(1) 2021 includes the impact of the 2021 Variable Annuities Recapture as well as the assuming of DAC upon Affiliated Reinsurance Agreement with PALAC. See Note 1 and Note 9 for additional information.
(2) 2020 represents the impact of the January 1, 2020 adoption of ASU 2016-13.
(3) 2019 represents ceded DAC upon reinsurance agreement with Prudential Arizona Reinsurance Term Company and Prudential Arizona Reinsurance Captive Company in 2019. See Note 9 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

7. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2021	2020
	(in thousands)
Life insurance – domestic	$18,095,368	$17,167,209
Life insurance – Taiwan	0	1,642,747
Individual annuities and supplementary contracts	740,941	810,989
Other contract liabilities	9,090,720	13,268,236
Total future policy benefits	$27,927,029	$32,889,181

Life insurance liabilities include reserves for death benefits. Individual annuities and supplementary contract liabilities include reserves for life contingent immediate annuities and guaranteed minimum death benefits. Other contract liabilities include liabilities for variable annuity living benefit guarantees and certain other reserves for annuities and individual life products.
Future policy benefits for individual non-participating traditional life insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.7% to 7.8%.
Future policy benefits for individual annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 1.7% to 14.8%; less than 0.3% of the reserves based on an interest rate in excess of 8%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The interest rates used in the determination of the present values range from 0.6% to 2.9%. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 8 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.
Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2021	2020
	(in thousands)
Interest-sensitive life contracts	$19,729,444	$18,638,033
Individual annuities(1)	14,150,233	3,637,196
Guaranteed interest accounts	125,249	154,284
Other	1,356,869	1,428,061
Total policyholders’ account balances	$35,361,795	$23,857,574
(1) 2021 amount includes assumed business from PALAC.

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. See Note 5 for additional information on the fair value of these embedded derivative instruments. Interest crediting rates for interest-sensitive life contracts range from 0.8% to 4.6%. Interest crediting rates for individual annuities range from 0.0% to 6.3%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 10.0%. Interest crediting rates for other range from 0.5% to 5.4%.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

8. CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES
The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred and fixed indexed annuity contracts without MVA that have a guaranteed credited rate, annuity benefit and withdrawal benefit. The Company also issues indexed variable annuity contracts for which the return, when the account value is allocated to the index strategies, is tied to the return of specific indices subject to applicable contractual minimums and maximums and also varying levels of downside protection. The contract also guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed variable annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2021 and 2020, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2021		December 31, 2020
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)
	(in thousands)
Annuity Contracts
Return of net deposits
Account value	$103,862,788	N/A	$104,700,706	N/A
Net amount at risk	$27,872	N/A	$18,336	N/A
Average attained age of contractholders	69 years	N/A	68 years	N/A
Minimum return or contract value
Account value	$19,634,387	$113,689,139	$19,949,435	$114,832,594
Net amount at risk	$1,124,519	$1,653,394	$1,272,073	$2,042,199
Average attained age of contractholders	72 years	69 years	71 years	68 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years
(1)Balances are gross of reinsurance.
(2)Includes income and withdrawal benefits.

	December 31, 2021	December 31, 2020

	In the Event of Death(1)(2)
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$4,473,502	$4,087,733
General account value	$10,558,009	$9,920,732
Net amount at risk	$149,872,088	$146,158,176
Average attained age of contractholders	58 years	56 years
(1)Balances are gross of reinsurance.
(2)Excludes assumed reinsurance of GUL business from Prudential Insurance in connection with the acquisition of The Hartford Life Business that is retroceded 100% to PAR U.
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2021(1)	December 31, 2020(1)
	(in thousands)
Equity funds	$69,299,203	$68,436,773
Bond funds	47,895,089	51,126,536
Money market funds	3,016,761	1,578,516
Total	$120,211,053	$121,141,825
(1)Balances are gross of reinsurance.
In addition to the amounts invested in separate account investment options above, $3.3 billion at December 31, 2021 and $3.5 billion at December 31, 2020 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2021, 2020 and 2019 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

	GMDB		GMIB	GMWB/GMIWB/ GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance at December 31, 2018	$411,568	$5,231,854	$16,810	$5,588,839	$11,249,071
Incurred guarantee benefits(1)	52,717	1,473,762	2,266	2,940,727	4,469,472
Paid guarantee benefits	(25,992)	(110,642)	(2,209)	0	(138,843)
Change in unrealized investment gains and losses	22,208	805,259	240	0	827,707
Balance at December 31, 2019	460,501	7,400,233	17,107	8,529,566	16,407,407
Incurred guarantee benefits(1)	114,878	1,368,759	3,490	4,698,248	6,185,375
Paid guarantee benefits	(37,804)	(126,148)	(1,667)	0	(165,619)
Change in unrealized investment gains and losses	31,488	720,741	318	0	752,547
Balance at December 31, 2020	569,063	9,363,585	19,248	13,227,814	23,179,710
Incurred guarantee benefits(1)	(10,596)	1,089,139	(3,650)	(4,179,858)	(3,104,965)
Paid guarantee benefits	(24,394)	(189,453)	0	0	(213,847)
Change in unrealized investment gains and losses	(46,542)	(326,128)	(484)	0	(373,154)
Balance at December 31, 2021	$487,531	$9,937,143	$15,114	$9,047,956	$19,487,744
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
Sales Inducements
The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. DSI is included in “Deferred sales inducements”. The Company has offered various types of sales inducements, including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in DSI, reported as “Interest credited to policyholders’ account balances”, are as follows:

Sales Inducements
(in thousands)
Balance at December 31, 2020	$0
Capitalization	167
Amortization - Impact of assumption and experience unlocking and true-ups	16,286
Amortization - All other	(37,737)
Change in unrealized investment gains and losses	7,669
Other (1)	388,264
Balance at December 31, 2021	$374,649
(1) Represents the impact of the 2021 Variable Annuities Recapture.
There were no deferred sales inducements balances at December 31, 2020 because they were fully ceded.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

9. REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, Gibraltar Universal Life Reinsurance Company ("GUL Re"), Dryden Arizona Reinsurance Term Company (“DART”), Lotus Reinsurance Company Ltd. ("Lotus Re") and Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a subsidiary of Prudential Financial that was sold to a third-party on June 30, 2021, as discussed below. As of July 1, 2021, the Company recaptured the risks related to its business that had been previously reinsured to PALAC as a result of the 2021 Variable Annuities Recapture, which is discussed below and in Note 1. The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2021	2020
	(in thousands)
Reinsurance recoverables	$38,598,767	$48,367,096
Policy loans	(156,749)	(153,869)
Deferred policy acquisition costs	(2,575,232)	(6,574,020)
Deferred sales inducements	(37,905)	(445,493)
Other assets(1)	353,669	233,364
Policyholders’ account balances	12,005,839	4,773,439
Future policy benefits(2)	5,286,252	5,069,353
Other liabilities(3)	1,224,399	1,099,318
(1)Includes $0.0 million of unaffiliated activity as of both December 31, 2021 and 2020.
(2)Includes $0.0 million of unaffiliated activity as of both December 31, 2021 and 2020.
(3)Includes $49.2 million and $42.6 million of unaffiliated activity as of December 31, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance recoverables by counterparty are broken out below:

	December 31, 2021	December 31, 2020
	(in thousands)
PAR U	$13,523,832	$13,352,845
PALAC	7,198,504	15,941,123
PURC	5,830,441	5,368,831
PARCC	2,371,491	2,572,428
GUL Re	2,710,926	2,573,609
PAR Term	1,972,339	1,913,265
Prudential Insurance	2,082,551	2,421,226
Prudential of Taiwan	0	1,649,998
Term Re	1,953,063	1,766,978
DART	644,101	502,770
Lotus Re	32,039	0
Unaffiliated	279,480	304,023
Total reinsurance recoverables	$38,598,767	$48,367,096

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2021	2020	2019
	(in thousands)
Premiums:
Direct	$1,909,878	$1,923,708	$1,882,584
Assumed(1)	162	184	206
Ceded(2)	(1,706,364)	(1,831,716)	(1,854,246)
Net premiums	203,676	92,176	28,544
Policy charges and fee income:
Direct	3,647,883	3,491,735	3,725,113
Assumed	582,003	587,466	519,265
Ceded(3)	(2,700,129)	(3,454,881)	(3,700,222)
Net policy charges and fee income	1,529,757	624,320	544,156
Net investment income:
Direct	555,404	372,822	398,762
Assumed	1,049	1,579	1,631
Ceded	(6,218)	(7,051)	(6,596)
Net investment income	550,235	367,350	393,797
Asset administration fees:
Direct	403,359	360,438	355,118
Assumed	0	0	0
Ceded	(201,182)	(341,300)	(339,062)
Net asset administration fees	202,177	19,138	16,056
Other income:
Direct	227,035	78,445	83,891
Assumed(4)	(66)	(1)	(293)
Ceded	35,790	165	(59)
Amortization of reinsurance income	4,449	4,647	21
Net other income	267,208	83,256	83,560
Realized investment gains (losses), net:
Direct	7,656,388	(3,593,799)	(1,912,241)
Assumed	18,171	0	0
Ceded(5)	(12,969,965)	3,530,823	1,795,492
Realized investment gains (losses), net	(5,295,406)	(62,976)	(116,749)
Policyholders’ benefits (including change in reserves):
Direct	3,611,402	3,584,011	3,352,159
Assumed(6)	849,599	1,055,277	885,542
Ceded(7)	(3,805,091)	(4,341,139)	(4,084,627)
Net policyholders’ benefits (including change in reserves)	655,910	298,149	153,074
Interest credited to policyholders’ account balances:
Direct	563,821	536,886	470,551
Assumed	138,202	136,153	135,355
Ceded	(816,608)	(439,664)	(418,677)
Net interest credited to policyholders’ account balances	(114,585)	233,375	187,229
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(2,265,350)	(1,589,113)	(1,772,111)
(1)Includes $0.2 million of unaffiliated activity for the year ended December 31, 2021 and $0.2 million for both years ended December 31, 2020 and 2019.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(2)Includes $(19.8) million, $(10.5) million and $(0.6) million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Includes $(65) million, $(54) million and $(34) million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Includes $0.0 million, $0.0 million and $(0.3) million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)Includes $(48) million, $73 million and $44 million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
(6)Includes $0.4 million, $0.9 million and $1.9 million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
(7)Includes $(201) million, $(70) million and $(30) million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2021	2020	2019
	(in thousands)
Direct gross life insurance face amount in force	$1,079,382,740	$1,045,775,819	$993,850,732
Assumed gross life insurance face amount in force	37,822,851	38,818,752	39,877,183
Reinsurance ceded	(992,635,327)	(986,701,914)	(963,444,461)
Net life insurance face amount in force	$124,570,264	$97,892,657	$70,283,454

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
PALAC
Effective April 1, 2016, the Company entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to PALAC, excluding the PLNJ business, which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in-force business and excludes business reinsured externally. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders. This discontinuation had no impact on the reinsurance agreement between PALAC, Prudential Insurance, and the Company.
Effective July 1, 2021, the Company recaptured the risks related to its business, as discussed above, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. See Note 1 for additional information.
Effective December 1, 2021, the Company entered into a reinsurance agreement with PALAC under which the Company assumed all of its variable indexed annuities. The reinsurance of the variable indexed annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts. As a result of the agreement, Reinsurance recoverables includes the assumed modified coinsurance arrangement, which reflects the value of the invested assets retained by PALAC and the associated asset returns.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
On August 11, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, entered into a Share Purchase Agreement with Taishin Financial Holding Co., Ltd. (the “Buyer”) pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential of Taiwan. The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. On June 30, 2021, PIIH completed the sale of Prudential of Taiwan to the Buyer. This resulted in the removal of the insurance related liabilities and offsetting reinsurance recoverables previously on the books of Pruco Life. The Buyer provided Pruco Life a backstop indemnification and Pruco Life provided a guarantee to stand ready to perform in the event of default by both Prudential of Taiwan and the Buyer. Refer to Note 14 for details on the guarantee.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Lotus Re
Effective October 1, 2021, the Company entered into an automatic coinsurance agreement with Lotus Re to reinsure the risks associated with a portion of its Variable Life policies in the extended term policy status.
During the first quarter of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions, the Company will enter into a reinsurance agreement to cede a closed block of Variable Life business to Lotus Re.
Information regarding significant third-party reinsurance arrangements is described below.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of December 31, 2021, $3.3 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

10. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current tax expense (benefit):
U.S. federal	$440,649	$(358,548)	$56,371
State and local	5,002	0	0
Total	445,651	(358,548)	56,371
Deferred tax expense (benefit):
U.S. federal	(1,137,090)	228,300	(115,503)
Total	(1,137,090)	228,300	(115,503)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	(691,439)	(130,248)	(59,132)
Income tax expense (benefit) on equity in earnings of operating joint ventures	(147)	(518)	(1,773)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(52,374)	70,806	81,281
Total income tax expense (benefit)	$(743,960)	$(59,960)	$20,376
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Expected federal income tax expense (benefit)	$(609,393)	$14,308	$33,345
Non-taxable investment income	(48,662)	(46,836)	(52,291)
Tax credits	(36,806)	(27,980)	(40,602)
Changes in tax law	(3,644)	(70,121)	0
Other	7,066	381	416
Reported income tax expense (benefit)	$(691,439)	$(130,248)	$(59,132)
Effective tax rate	23.8%	(191.2)%	(37.2)%
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” The Company’s effective tax rate for fiscal years 2021, 2020 and 2019 was 23.8%, (191.2)% and (37.2)%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2021, 2020 and 2019, and the Company’s effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $46 million of the total $49 million of 2021 non-taxable investment income, $45 million of the total $47 million of 2020 non-taxable investment income, and $50 million of the total $52 million of 2019 non-taxable investment income. The DRD for the current period was estimated using information from 2020, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
Tax credits. These amounts primarily represent tax credits relating to foreign taxes withheld on the Company’s separate account investments.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Changes in Tax Law. The following is a notable change in tax law that impacted the Company’s effective tax rate for the periods presented:
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. For 2020, the Company recorded an income tax benefit of $70 million from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Insurance reserves	$2,391,739	$296,635
Other	2,894	0
Deferred tax assets	2,394,633	296,635
Deferred tax liabilities:
Deferred policy acquisition cost	1,003,301	142,147
Deferred sales inducements	78,676	0
Net unrealized gain on securities	114,705	180,067
Investments	155,891	124,821
Other	0	4,032
Deferred tax liabilities	1,352,573	451,067
Net deferred tax asset (liability)	$1,042,060	$(154,432)
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
The Company had no valuation allowance as of December 31, 2021 and 2020. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $(2,902) million, $68 million and $159 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2021, 2020, and 2019. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The company did not recognize tax related interest and penalties.
At December 31, 2021, the Company remains subject to examination in the U.S. for tax years 2014 through 2021.
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
11. EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. Net unrealized investment gains (losses) are described in further detail in Note 2. The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(17,448)	$(10,848)	$(28,296)
Change in OCI before reclassifications	9,572	435,919	445,491
Amounts reclassified from AOCI	0	(54,472)	(54,472)
Income tax benefit (expense)	(41)	(81,240)	(81,281)
Balance, December 31, 2019	(7,917)	289,359	281,442
Change in OCI before reclassifications	599	327,819	328,418
Amounts reclassified from AOCI	0	7,074	7,074
Income tax benefit (expense)	(479)	(70,327)	(70,806)
Balance, December 31, 2020	(7,797)	553,925	546,128
Change in OCI before reclassifications	(3,891)	(222,182)	(226,073)
Amounts reclassified from AOCI	0	(24,994)	(24,994)
Income tax benefit (expense)	414	51,960	52,374
Balance, December 31, 2021	$(11,274)	$358,709	$347,435
(1)Includes cash flow hedges of $40 million, $(8) million, and $26 million as of December 31, 2021, 2020 and 2019, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$28,508	$162	$7,734
Net unrealized investment gains (losses) on available-for-sale securities(4)	(3,514)	(7,236)	46,738
Total net unrealized investment gains (losses)	24,994	(7,074)	54,472
Total reclassifications for the period	$24,994	$(7,074)	$54,472
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
Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” (loss) for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an OTTI had been previously recognized, an allowance for credit losses has been recorded, and all other net unrealized investment gains (losses), are as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded(1)	Net Unrealized Gains (Losses) on All Other Investments(3)	DAC and Other Costs(4)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(5)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(689)	$0	$(16,632)	$(65,895)	$68,042	$4,326	$(10,848)
Net unrealized investment gains (losses) on investments arising during the period	2,112	0	494,861	0	0	(105,845)	391,128
Reclassification adjustment for (gains) losses included in net income	210	0	(54,682)	0	0	11,601	(42,871)
Reclassification adjustment for OTTI losses excluded from net income(2)	(65)	0	65	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	0	489,122	(550,176)	13,004	(48,050)
Balance, December 31, 2019	1,568	0	423,612	423,227	(482,134)	(76,914)	289,359
Reclassification due to implementation of ASU 2016-13 (6)	(1,568)	0	1,568	0	0	0	0
Net unrealized investment gains (losses) on investments arising during the period	0	616	416,479	0	0	(87,588)	329,507
Reclassification adjustment for (gains) losses included in net income	0	0	7,074	0	0	(1,486)	5,588
Reclassification due to allowance for credit losses recorded during the period	0	(616)	616	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	0	776,821	(866,097)	18,747	(70,529)
Balance, December 31, 2020	0	0	849,349	1,200,048	(1,348,231)	(147,241)	553,925
Net unrealized investment gains (losses) on investments arising during the period	0	2,951	(240,917)	0	0	50,016	(187,950)
Reclassification adjustment for (gains) losses included in net income	0	(8)	(24,986)	0	0	5,277	(19,717)
Reclassification due to allowance for credit losses recorded during the period	0	742	(742)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	0	(216,963)	232,747	(3,333)	12,451
Balance, December 31, 2021	$0	$3,685	$582,704	$983,085	$(1,115,484)	$(95,281)	$358,709
(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

12. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance ("AZDOI"). It's subsidiary PLNJ is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Insurance and Banking. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.
Statutory net income (loss) for the Company, including its subsidiary PLNJ, amounted to $833 million, $(671) million and $262 million for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory surplus of the Company, including its subsidiary PLNJ, amounted to $5,955 million and $1,461 million at December 31, 2021 and 2020, respectively. Prior year amounts have been updated to conform to finalized statutory filings where applicable.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. The Company must obtain approval from AZDOI prior to paying a dividend if the dividend, together with other dividend distributions made within the preceding twelve months, would exceed the lesser of 10% of statutory surplus or net gain from operations. Based on these limitations, there is a capacity to pay a dividend of $595 million in 2022 without prior approval. In December 2019, the Company paid a dividend of $250 million to its sole shareholder, Prudential Insurance, of which $146 million was an ordinary dividend and $104 million was recorded as a return of capital. The dividend was approved by the State of Arizona. The Company did not pay dividends to Prudential Insurance in 2021 and 2020.

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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2021, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $4 million, $5 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Company’s share of net expense for the pension plans was $14 million, $17 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $13 million, $18 million and $24 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $5 million, $7 million and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $379 million, $529 million and $747 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $86 million, $76 million and $116 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Corporate-Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $5,248 million at December 31, 2021 and $4,757 million at December 31, 2020. Fees related to these COLI policies were $56 million, $50 million and $48 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $20 million, $15 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $466 million and $111 million as of December 31, 2021 and 2020, respectively. "Net investment income" related to these ventures include gains of $39 million, $12 million and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $374 million, $344 million and $341 million for the years ended December 31, 2021, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $21 million, $11 million and $10 million for the years ended December 31, 2021, 2020 and 2019,

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2021	2020
							(in thousands)
U.S. dollar fixed rate notes	2024	-	2032	0.00%	-	14.85%	$162,045	$111,970
Total long-term notes receivable - affiliated(1)							$162,045	$111,970
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
Accrued interest receivable related to these loans was $1 million at both December 31, 2021 and 2020, and is included in “Other assets.” Revenues related to these loans was $4 million for each of the years ended December 31, 2021, 2020 and 2019, and are included in “Other income.”
Affiliated Commercial Mortgage Loan
The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at December 31, was as follows:

	Maturity Date	Interest Rate	2021
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.60%	$73,412
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
Accrued interest receivable related to the loan was $0.3 million at December 31, 2021 and is included in "Accrued investment income". Revenue was $1.7 million for the year ended December 31, 2021 and is included in "Net investment income."
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2021 and 2020, excluding those related to the 2021 Variable Annuities Recapture effective July 1, 2021, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)
				(in thousands)
Prudential Insurance	March 2020	Purchase	Other Invested Assets	$1,390	$1,390	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$61,953	$59,659	$(1,812)	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0
GA BV LLC	July 2020	Transfer Out	Fixed Maturities	$1,914	$1,914	$0	$0
PALAC	June 2021	Purchase	Equities	$40,284	$40,284	$0	$0
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$64,374	$59,642	$(3,739)	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Prudential Insurance	September 2021	Sale	Fixed Maturities	$37,887	$35,264	$2,073	$0
Hirakata LLC	September 2021	Purchase	Fixed Maturities	$13,944	$13,944	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Fixed Maturities	$120,256	$120,256	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Fixed Maturities	$173,590	$166,427	$0	$7,163
Prudential Insurance	September 2021	Purchase	Commercial Mortgage and Other Loans	$45,358	$42,127	$(2,553)	$0
Prudential Insurance	September 2021	Sale	Commercial Mortgage and Other Loans	$22,796	$21,780	$802	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Commercial Mortgage and Other Loans	$29,483	$29,483	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Commercial Mortgage and Other Loans	$51,005	$47,020	$0	$3,985
Prudential Insurance	September 2021	Purchase	Derivatives	$600	$494	$(84)	$0
Prudential Insurance	September 2021	Sale	Derivatives	$335	$175	$127	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Derivatives	$(1,243)	$(1,243)	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Derivatives	$2,846	$770	$0	$2,076
Prudential Arizona Reinsurance Universal Co.	November 2021	Purchase	Fixed Maturities	$41,021	$41,021	$0	$0
PALAC	November 2021	Purchase	Derivatives	$1,112	$1,112	$0	$0
PALAC	December 2021	Transfer in	Fixed Maturities	$2,037,320	$2,037,320	$0	$0
Prudential Universal Reinsurance Co.	December 2021	Purchase	Fixed Maturities	$48,041	$48,041	$0	$0
PALAC	December 2021	Purchase	Fixed Maturities	$57,087	$57,087	$0	$0
PALAC	December 2021	Transfer in	Commercial Mortgage and Other Loans	$517,309	$517,309	$0	$0
Prudential Insurance	December 2021	Contributed Capital	Fixed Maturities	$166,676	$166,676	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Prudential Retirement Insurance & Annuity Co	December 2021	Sale	Derivatives	$31,567	$0	$0	$31,567
Prudential Retirement Insurance & Annuity Co	December 2021	Purchase	Derivatives	$73,572	$73,572	$0	$0
PALAC	December 2021	Purchase	Derivatives	$8,455	$8,455	$0	$0

Debt Agreements
The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of December 31, 2021:

Affiliate	Date Issued	Amount of Notes - December 31, 2021	Amount of Notes - December 31, 2020	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$99,770	$0	4.39%	12/15/2023
Prudential Insurance	8/13/2021	29,931	0	4.39%	12/15/2023
Prudential Insurance	8/13/2021	100,348	0	3.95%	6/20/2024
Prudential Insurance	8/13/2021	40,139	0	3.95%	6/20/2024
Prudential Insurance	8/13/2021	50,174	0	3.95%	6/20/2024
Total Loans Payable to Affiliates		$320,362	$0
Effective August 2021, the affiliated long-term debt was transferred to the Company from PALAC based on the market value of $324 million. The Company recorded a premium of $24 million which will be amortized into earnings over the life of the loans.
The total interest expense to the Company related to loans payable to affiliates was $0.4 million, $0.7 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Contributed Capital and Dividends
In January, July and December of 2021, the Company received capital contributions in the amount of $106 million and $3,813 million and $457 million, respectively, from Prudential Insurance. The December 2021 capital contribution includes $167 million of invested assets related to the Affiliated Reinsurance Agreement with PALAC. In June, September, and December of 2020, the Company received capital contributions in the amounts of $325 million, $75 million and $175 million, respectively, from Prudential Insurance. In December of 2019, the Company received a capital contribution in the amount of $6 million from Prudential Insurance.
In June 2021, there was a $34 million return of capital to Prudential Insurance associated with the financial guarantee related to the sale of Prudential of Taiwan. In 2020 the Company did not return capital.
In 2021 and 2020, the Company did not pay any dividends to Prudential Insurance. In 2019, the Company paid a dividend in the amount of $250 million to Prudential Insurance.
Reinsurance with Affiliates
As discussed in Note 9, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2021 and 2020, the outstanding balances on these commitments were $121 million and $30 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both December 31, 2021, and 2020, which is a change of $0.0 million for both the years ended December 31, 2021 and 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2021 and 2020, $753 million and $354 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2021 and 2020.
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
Since 2001, the Company entered into an arrangement with Prudential of Taiwan as discussed in Note 9. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $34 million as of December 31, 2021, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
Moreland, Socorro v. PICA, et al.
In June 2020, a putative class action complaint entitled Socorro Moreland v. The Prudential Insurance Company of America; Pruco Life Insurance Company, was filed in the United States District Court for the Northern District of California, alleging that the Company failed to comply with California laws requiring that life insurance policies issued and delivered in California: (i) provide for a 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide a 30-day written notice of pending lapse; and (iii) notify policyowners of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California law, breach of contract, unfair competition, and bad faith violation of the implied covenant of good faith and fair dealing, and seeks unspecified damages, declaratory and injunctive relief. In August 2020, defendants filed an answer to the complaint and a motion to stay the action pending the California Supreme Court’s decision, in McHugh v. Protective Life Insurance, on the question of whether the California lapse statutes apply to policies that were in force when the statutes went into effect on January 1, 2013, or solely to policies issued after that date. The Moreland court granted defendants’ motion to stay in October 2020. Subsequently, in August 2021, the California Supreme Court in McHugh determined that the California lapse statutes apply to policies that were in force as of January 1, 2013. In October 2021, the Moreland court lifted the stay order.
Doyle C. Stone v. PFI, et al.
In February 2021, a putative class action complaint entitled Doyle C. Stone v. Prudential Financial, Inc., Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, misrepresentation and unjust enrichment, based on: (i) the Company’s alleged deficient identification, notification and payment practices for retirement plan participants in transferred group retirement, annuity and insurance plans (“Plan Participants”); and (ii) improper transfer of Plan Participant funds to its own accounts. The putative class includes all Plan Participants from January 2015 to the present. In April 2021, defendants filed a motion to dismiss the complaint. In June 2021, plaintiff filed a notice of voluntary dismissal of the complaint, without prejudice. In August 2021, plaintiff filed a new putative class action complaint in the United States District Court for the District of New Jersey (the “Second Complaint”), asserting claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of fiduciary duty, unjust enrichment and common law fraud. The putative class includes all Plan Participants from January 2015 until the present. In September 2021, defendants filed a motion to dismiss the Second Complaint. In November 2021, the court issued an order granting defendants’ motion and dismissed plaintiff’s: (i) fraud claims without prejudice; and (ii) breach of fiduciary duty and

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

unjust enrichment claims with prejudice. In January 2022, plaintiff filed a Notice of Voluntary Dismissal With Prejudice that was approved by the Court. This matter is now closed.

Regulatory
Variable Products
The Company has received regulatory inquiries and requests for information from state and federal regulators, including subpoenas from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.
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

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2021 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	51
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2021	140
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

23.1 Consent of PricewaterhouseCoopers LLP.

24. Powers of Attorney.

31.1 Section 302 Certification of the Chief Executive Officer.

31.2 Section 302 Certification of the Chief Financial Officer.

32.1 Section 906 Certification of the Chief Executive Officer.

32.2 Section 906 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PRUCO LIFE INSURANCE COMPANY
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2021
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$303,040	$333,940	$333,940
Obligations of U.S. states and their political subdivisions	584,244	630,521	630,521
Foreign governments	324,454	350,471	350,471
Asset-backed securities	547,549	547,310	547,310
Commercial mortgage-backed securities	552,653	575,184	575,184
Residential mortgage-backed securities	18,684	20,180	20,180
Public utilities	1,343,463	1,436,962	1,436,962
All other corporate bonds	9,061,083	9,380,909	9,380,909
Redeemable preferred stock	2,579	2,689	2,689
Total fixed maturities, available-for-sale	$12,737,749	$13,278,166	$13,278,166
Equity securities:
Common stocks:
Other common stocks	$467	$2,331	$2,331
Mutual funds	96,858	98,634	98,634
Perpetual preferred stocks	8,849	10,302	10,302
Total equity securities, at fair value	$106,174	$111,267	$111,267
Fixed maturities, trading	$3,319,660	$3,302,392	$3,302,392
Commercial mortgage and other loans	2,832,560		2,832,560
Policy loans	1,327,485		1,327,485
Short-term investments	182,437		182,437
Other invested assets	1,209,925		1,209,925
Total investments	$21,715,990		$22,244,232

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 16th day of March 2022.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2022.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Robert E. Boyle	Chief Financial Officer, Chief Accounting Officer
Robert E. Boyle	and Director

*Nandini Mongia	Director
Nandini Mongia

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Candace J. Woods	Director
Candace J. Woods

*Caroline A. Feeney	Director
Caroline A. Feeney

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)