Form 10-Q
period 2022-03-31
PRUCO LIFE INSURANCE CO
filed 2022-05-13
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 13, 2022, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2022 and December 31, 2021 (in thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2022-$20,725; 2021-$4,149) (amortized cost: 2022–$13,620,095; 2021–$12,737,749)	$13,024,865	$13,278,166
Fixed maturities, trading, at fair value (amortized cost: 2022–$3,050,524; 2021–$3,319,660)	2,696,898	3,302,392
Equity securities, at fair value (cost: 2022– $27,065; 2021–$106,174)	28,039	111,267
Policy loans	476,038	1,327,485
Short-term investments	47,491	182,437
Commercial mortgage and other loans (net of $6,446 and $5,951 allowance for credit losses at March 31, 2022 and December 31, 2021, respectively)	2,977,138	2,832,560
Other invested assets (includes $281,111 and $348,004 of assets measured at fair value at March 31, 2022 and December 31, 2021, respectively)	1,117,460	1,209,925
Total investments	20,367,929	22,244,232
Cash and cash equivalents	1,832,067	918,931
Deferred policy acquisition costs	6,197,331	6,830,972
Accrued investment income	138,781	160,027
Reinsurance recoverables	39,356,117	38,598,767
Receivables from parent and affiliates	359,219	278,131
Deferred sales inducements	314,788	374,649
Income taxes receivable	1,609,059	1,316,879
Other assets	1,006,312	1,140,948
Separate account assets	137,681,186	149,797,828
TOTAL ASSETS	$208,862,789	$221,661,364
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$25,207,277	$27,927,029
Policyholders’ account balances	36,972,407	35,361,795
Cash collateral for loaned securities	2,696	3,004
Long-term debt to affiliates	318,088	320,362
Payables to parent and affiliates	132,405	31,775
Other liabilities	3,414,673	2,264,477
Separate account liabilities	137,681,186	149,797,828
Total liabilities	203,728,732	215,706,270
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	6,050,651	6,042,491
Retained earnings / (accumulated deficit)	(462,319)	(437,332)
Accumulated other comprehensive income (loss)	(456,775)	347,435
Total equity	5,134,057	5,955,094
TOTAL LIABILITIES AND EQUITY	$208,862,789	$221,661,364

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended March 31,
	2022	2021
REVENUES
Premiums	$74,245	$44,405
Policy charges and fee income	191,562	151,865
Net investment income	179,300	98,867
Asset administration fees	79,232	6,211
Other income (loss)	(327,604)	18,244
Realized investment gains (losses), net	784,107	76,608
TOTAL REVENUES	980,842	396,200
BENEFITS AND EXPENSES
Policyholders’ benefits	219,764	93,913
Interest credited to policyholders’ account balances	163,526	56,170
Amortization of deferred policy acquisition costs	359,547	51,840
General, administrative and other expenses	267,697	136,196
TOTAL BENEFITS AND EXPENSES	1,010,534	338,119
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(29,692)	58,081
Income tax expense (benefit)	(4,701)	(45,309)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(24,991)	103,390
Equity in earnings of operating joint venture, net of taxes	4	(13)
NET INCOME (LOSS)	$(24,987)	$103,377
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,670)	(5,205)
Net unrealized investment gains (losses)	(1,015,998)	(350,202)
Total	(1,017,668)	(355,407)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(213,458)	(73,731)
Other comprehensive income (loss), net of taxes	(804,210)	(281,676)
Comprehensive income (loss)	$(829,197)	$(178,299)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$2,500	$6,042,491	$(437,332)	$347,435	$5,955,094
Contributed capital		8,160			8,160
Comprehensive income (loss):
Net income (loss)			(24,987)		(24,987)
Other comprehensive income (loss), net of tax				(804,210)	(804,210)
Total comprehensive income (loss)					(829,197)
Balance, March 31, 2022	$2,500	$6,050,651	$(462,319)	$(456,775)	$5,134,057

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716
Contributed capital		105,900			105,900
Comprehensive income (loss):
Net income (loss)			103,377		103,377
Other comprehensive income (loss), net of tax				(281,676)	(281,676)
Total comprehensive income (loss)					(178,299)
Balance, March 31, 2021	$2,500	$1,832,590	$1,875,775	$264,452	$3,975,317

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,987)	$103,377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(21,815)	(28,138)
Interest credited to policyholders’ account balances	163,526	56,170
Realized investment (gains) losses, net	(784,107)	(76,608)
Amortization and other non-cash items	(1,043)	(17,211)
Change in:
Future policy benefits	429,299	629,659
Reinsurance recoverables	61,230	(597,841)
Accrued investment income	177	(4,115)
Net payables to/receivables from parent and affiliates	13,342	25,571
Deferred policy acquisition costs	113,058	(176,017)
Income taxes	(78,724)	(45,258)
Derivatives, net	(970,491)	(97,539)
Other, net	1,094,633	80,694
Cash flows from (used in) operating activities	(5,902)	(147,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	397,074	108,725
Fixed maturities, trading	260,266	0
Equity securities	108,979	98,680
Policy loans	45,522	44,593
Ceded policy loans	(29,420)	(4,533)
Short-term investments	156,639	74,984
Commercial mortgage and other loans	46,204	61,607
Other invested assets	24,698	14,688
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,257,876)	(510,669)
Fixed maturities, trading	(18,641)	(1,370)
Equity securities	(30,573)	0
Policy loans	(31,465)	(27,122)
Ceded policy loans	15,297	2,254
Short-term investments	(21,748)	(28,991)
Commercial mortgage and other loans	(201,771)	(33,840)
Other invested assets	(35,431)	(13,659)
Notes receivable from parent and affiliates, net	140	(28)
Derivatives, net	(18,925)	(10,823)
Other, net	45,054	(1,376)
Cash flows from (used in) investing activities	(545,977)	(226,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,578,123	1,036,026
Ceded policyholders’ account deposits	(321,589)	(820,018)
Policyholders’ account withdrawals	(973,023)	(750,479)
Ceded policyholders’ account withdrawals	157,877	663,049
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(300)	0
Contributed capital	0	100,000
Drafts outstanding	23,673	3,837
Other, net	254	(9,531)
Cash flows from (used in) financing activities	1,465,015	222,884
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	913,136	(151,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	918,931	426,979
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,832,067	$275,727
Significant Non-Cash Transactions
"Cash flows from (used in) operating activities" for the three months ended March 31, 2022 excludes certain non-cash activities related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 in the amount of $525 million. See Note 6 for more details regarding this transaction. There were no significant non-cash transactions for the three months ended March 31, 2021.

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

2021 Variable Annuities Recapture

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture". See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

Reinsurance Agreement with PALAC

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.) and; ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Out of Period Adjustment

During the first quarter of 2022, the Company recorded an out of period adjustment which increased “Realized investment gains (losses), net” by $48 million, resulting in a net increase of $48 million to “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” for the three months ended March 31, 2022. In addition, there were mostly offsetting adjustments impacting the classification of various balance sheet financial statement lines. These adjustments are related to certain portions of reinsurance activity that had been incorrectly recorded during the fourth quarter of 2021. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.

Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. There will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company will adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU issued but not yet adopted as of March 31, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings are subject to the modification guidance in ASC 310-20.This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.
January 1, 2023 using the prospective method with an option to apply a modified retrospective transition method for the recognition and measurement of TDRs which will include a cumulative effect adjustment on the balance sheet in the period of adoption. Early adoption is permitted beginning January 1, 2022, including adoption in an interim period provided guidance is applied as of the beginning of the year.
The Company does not expect the adoption of the ASU to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$302,835	$1,239	$7,071	$0	$297,003
Obligations of U.S. states and their political subdivisions	604,286	17,194	12,308	0	609,172
Foreign government bonds	333,824	10,697	17,993	399	326,129
U.S. public corporate securities	4,973,499	115,899	316,620	0	4,772,778
U.S. private corporate securities	2,136,230	15,758	100,031	2,482	2,049,475
Foreign public corporate securities	994,201	8,921	68,260	1,177	933,685
Foreign private corporate securities	3,001,495	8,711	204,953	16,667	2,788,586
Asset-backed securities(1)	624,560	486	7,251	0	617,795
Commercial mortgage-backed securities	598,640	6,048	24,296	0	580,392
Residential mortgage-backed securities(2)	50,525	727	1,402	0	49,850
Total fixed maturities, available-for-sale	$13,620,095	$185,680	$760,185	$20,725	$13,024,865

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$275,075	$6,836	$1,983	$235	$277,058	$7,071
Obligations of U.S. states and their political subdivisions	141,153	12,308	0	0	141,153	12,308
Foreign government bonds	178,805	12,942	27,715	5,051	206,520	17,993
U.S. public corporate securities	2,921,652	278,141	201,571	38,479	3,123,223	316,620
U.S. private corporate securities	1,451,948	95,558	23,847	4,473	1,475,795	100,031
Foreign public corporate securities	697,013	56,679	79,629	10,775	776,642	67,454
Foreign private corporate securities	2,394,846	194,856	57,609	10,094	2,452,455	204,950
Asset-backed securities	575,329	7,199	6,750	52	582,079	7,251
Commercial mortgage-backed securities	305,947	18,064	49,414	6,232	355,361	24,296
Residential mortgage-backed securities	38,622	1,402	0	0	38,622	1,402
Total fixed maturities, available-for-sale	$8,980,390	$683,985	$448,518	$75,391	$9,428,908	$759,376

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$2,119	$111	$2,119	$111
Obligations of U.S. states and their political subdivisions	104,621	701	0	0	104,621	701
Foreign government bonds	59,550	2,826	6,473	371	66,023	3,197
U.S. public corporate securities	1,681,201	23,160	180,249	6,610	1,861,450	29,770
U.S. private corporate securities	972,796	14,036	16,409	2,844	989,205	16,880
Foreign public corporate securities	532,445	8,255	29,718	2,108	562,163	10,363
Foreign private corporate securities	1,253,739	42,392	57,637	5,616	1,311,376	48,008
Asset-backed securities	288,971	1,099	0	0	288,971	1,099
Commercial mortgage-backed securities	157,355	1,622	40,689	1,775	198,044	3,397
Residential mortgage-backed securities	1,393	5	0	0	1,393	5
Total fixed maturities, available-for-sale	$5,052,071	$94,096	$333,294	$19,435	$5,385,365	$113,531

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $686.1 million and $95.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $73.3 million and $18.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2022, the $75.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, utility and consumer non-cyclical sectors. As of December 31, 2021, the $19.4 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the utility, finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$387,461	$370,463
Due after one year through five years	2,790,499	2,674,504
Due after five years through ten years	3,360,474	3,117,495
Due after ten years	5,807,936	5,614,366
Asset-backed securities	624,560	617,795
Commercial mortgage-backed securities	598,640	580,392
Residential mortgage-backed securities	50,525	49,850
Total fixed maturities, available-for-sale	$13,620,095	$13,024,865

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$274,429	$33,749
Proceeds from maturities/prepayments	120,361	74,085
Gross investment gains from sales and maturities	(706)	352
Gross investment losses from sales and maturities	(19,442)	(2,569)
Write-downs recognized in earnings(2)	3	(2)
(Addition to) release of allowance for credit losses	(16,576)	(519)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Excludes activities from non-cash related proceeds due to the timing of trade settlements of $2.3 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$11	$4,138	$0	$0	$0	$4,149
Additions to allowance for credit losses not previously recorded	0	329	9,258	0	0	0	9,587
Reductions for securities sold during the period	0	(3)	0	0	0	0	(3)
Addition (reductions) on securities with previous allowance	0	62	6,930	0	0	0	6,992
Balance, end of period	$0	$399	$20,326	$0	$0	$0	$20,725

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,339	$0	$0	$0	$2,339
Reductions for securities sold during the period	0	0	(11)	0	0	0	(11)
Addition (reductions) on securities with previous allowance	0	0	530	0	0	0	530
Balance, end of period	$0	$0	$2,858	$0	$0	$0	$2,858

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended March 31, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the communication and foreign agency sectors within corporate securities. For the three months ended March 31, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on securities in the utility and communication sectors within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2022 and December 31, 2021.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(336.4) million and $(2.7) million during the three months ended March 31, 2022 and 2021, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(4.1) million and $(0.5) million during the three months ended March 31, 2022 and 2021, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2022		December 31, 2021
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$806,466	27.0%	$748,414	26.4%
Hospitality	47,529	1.7	48,141	1.7
Industrial	994,566	33.3	916,398	32.2
Office	454,299	15.2	445,055	15.7
Other	257,859	8.6	252,590	8.9
Retail	229,353	7.7	255,577	9.0
Total commercial mortgage loans	2,790,072	93.5	2,666,175	93.9
Agricultural property loans	193,512	6.5	172,336	6.1
Total commercial mortgage and agricultural property loans	2,983,584	100.0%	2,838,511	100.0%
Allowance for credit losses	(6,446)		(5,951)
Total net commercial mortgage and agricultural property loans	$2,977,138		$2,832,560

As of March 31, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (24%), Texas (11%) and New York (6%)) and included loans secured by properties in Europe (14%), Australia (3%) and Mexico (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$5,847	$104	$5,951	$4,546	$6	$4,552
Addition to (release of) allowance for expected losses	477	18	495	(237)	(1)	(238)
Allowance, end of period	$6,324	$122	$6,446	$4,309	$5	$4,314

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company's methodology for developing our allowance and expected losses.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations. For the three months ended March 31, 2021, the decrease in the allowance for credit losses on commercial mortgage and other loans was reflecting the improving credit environment.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$0	$47,159	$0	$177,478	$75,987	$643,413	$944,037
60%-69.99%	40,360	307,625	235,943	290,954	170,351	261,320	1,306,553
70%-79.99%	132,705	163,009	75,332	72,412	13,728	81,343	538,529
80% or greater	0	0	0	0	0	953	953
Total	$173,065	$517,793	$311,275	$540,844	$260,066	$987,029	$2,790,072
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$173,065	$500,852	$195,538	$478,368	$253,238	$884,585	$2,485,646
1.0 - 1.2x	0	16,941	109,430	39,338	6,828	45,716	218,253
Less than 1.0x	0	0	6,307	23,138	0	56,728	86,173
Total	$173,065	$517,793	$311,275	$540,844	$260,066	$987,029	$2,790,072
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$25,000	$98,527	$26,363	$16,181	$6,452	$20,989	$193,512
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$25,000	$98,527	$26,363	$16,181	$6,452	$20,989	$193,512
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$25,000	$98,527	$26,363	$16,181	$6,452	$20,174	$192,697
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	815	815
Total	$25,000	$98,527	$26,363	$16,181	$6,452	$20,989	$193,512

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

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$2,790,072	$0	$0	$0	$2,790,072	$0
Agricultural property loans	193,512	0	0	0	193,512	0
Total	$2,983,584	$0	$0	$0	$2,983,584	$0

(1)As of March 31, 2022, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For both the three months ended March 31, 2022 and 2021, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both March 31, 2022 and December 31, 2021.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Company’s investment in separate accounts	$793	$53,694
LPs/LLCs:
Equity method:
Private equity	298,562	286,141
Hedge funds	440,490	432,749
Real estate-related	96,504	89,337
Subtotal equity method	835,556	808,227
Fair value:
Private equity	67,984	69,137
Hedge funds	481	481
Real estate-related	10,230	9,861
Subtotal fair value	78,695	79,479
Total LPs/LLCs	914,251	887,706
Derivative instruments	202,416	268,525
Total other invested assets	$1,117,460	$1,209,925

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Fixed maturities	$115,731	$117,216
Equity securities	163	2
Commercial mortgage and other loans	7,954	7,025
Policy loans	14,456	35,153
Other invested assets	262	254
Short-term investments and cash equivalents	215	377
Total accrued investment income	$138,781	$160,027

There were no significant write-downs on accrued investment income for both the three months ended March 31, 2022 and 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$109,191	$59,958
Fixed maturities, trading	15,565	531
Equity securities	162	103
Commercial mortgage and other loans	22,248	13,426
Policy loans	16,944	17,034
Other invested assets	24,912	13,073
Short-term investments and cash equivalents	648	127
Gross investment income	189,670	104,252
Less: investment expenses	(10,370)	(5,385)
Net investment income	$179,300	$98,867

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities(1)	$(36,721)	$(2,738)
Commercial mortgage and other loans	(603)	238
Other invested assets	1,642	22
Derivatives	820,053	79,091
Short-term investments and cash equivalents	(264)	(5)
Realized investment gains (losses), net	$784,107	$76,608

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$2,063	$3,685
Fixed maturity securities, available-for-sale without an allowance	(576,568)	540,881
Derivatives designated as cash flow hedges(1)	52,720	39,896
Affiliated notes	(5,992)	73
Other investments(2)	1,513	1,854
Net unrealized gains (losses) on investments	$(526,264)	$586,389

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "other assets".

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2022 and December 31, 2021, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$2,696	$0	$2,696	$3,004	$0	$3,004
Total cash collateral for loaned securities(1)	$2,696	$0	$2,696	$3,004	$0	$3,004

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	March 31, 2022			December 31, 2021
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,306	$0	$(127)	$3,344	$55	$0
Foreign Currency Swaps	1,257,356	55,035	(10,040)	886,552	37,259	(6,900)
Total Derivatives Designated as Hedge Accounting Instruments	$1,260,662	$55,035	$(10,167)	$889,896	$37,314	$(6,900)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$134,315,860	$4,661,714	$(10,707,561)	$130,358,860	$5,698,740	$(10,348,130)
Interest Rate Options	9,873,000	141,443	(170,561)	9,883,000	280,323	(173,863)
Interest Rate Futures	2,084,100	2,928	(2,394)	4,109,300	2,876	(2,709)
Interest Rate Forwards	115,000	0	(6,315)	195,000	3,760	(991)
Foreign Currency
Foreign Currency Forwards	223,781	2,954	(439)	119,653	842	(1,063)
Credit
Credit Default Swaps	2,285,550	46,641	0	306,900	24,789	0
Currency/Interest Rate
Foreign Currency Swaps	1,974,625	71,808	(23,693)	2,139,523	68,477	(23,251)
Equity
Total Return Swaps	13,609,955	151,873	(220,436)	15,129,666	66,627	(475,209)
Equity Options	33,912,368	644,928	(843,974)	19,461,881	902,050	(1,535,272)
Equity Futures	4,221,956	2,110	(59,684)	5,015,002	736	(6,595)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$202,616,195	$5,726,399	$(12,035,057)	$186,718,785	$7,049,220	$(12,567,083)
Total Derivatives(1)(2)	$203,876,857	$5,781,434	$(12,045,224)	$187,608,681	$7,086,534	$(12,573,983)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $6,965 million and $9,048 million as of March 31, 2022 and December 31, 2021, respectively included in "Future policy benefits" and $3,260 million and $3,246 million as of March 31, 2022 and December 31, 2021, respectively included in "Policyholders' account balances". Other assets included $76 million and $73 million as of March 31, 2022 and December 31, 2021, respectively. Other liabilities included $6 million and $13 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $701 million and $931 million as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$5,781,434	$(5,579,018)	$202,416	$0	$202,416
Securities purchased under agreements to resell	300,000	0	300,000	(300,000)	0
Total Assets	$6,081,434	$(5,579,018)	$502,416	$(300,000)	$202,416
Offsetting of Financial Liabilities:
Derivatives	$12,045,224	$(11,987,555)	$57,668	$(57,668)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$12,045,224	$(11,987,555)	$57,668	$(57,668)	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,086,534	$(6,818,009)	$268,525	$0	$268,525
Securities purchased under agreements to resell	185,000	0	185,000	(185,000)	0
Total Assets	$7,271,534	$(6,818,009)	$453,525	$(185,000)	$268,525
Offsetting of Financial Liabilities:
Derivatives	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$11	$0	$(157)
Currency/Interest Rate	(771)	7,850	6,700	12,981
Total cash flow hedges	(771)	7,861	6,700	12,824
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,625,937)	0	0	0
Currency	4,297	0	0	0
Currency/Interest Rate	(1,708)	0	113	0
Credit	(2,723)	0	0	0
Equity	391,260	0	0	0
Embedded Derivatives	2,055,635	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	820,824	0	113	0
Total	$820,053	$7,861	$6,813	$12,824

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$12	$0	$(125)
Currency/Interest Rate	(163)	2,460	1,717	4,824
Total cash flow hedges	(163)	2,472	1,717	4,699
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(37,371)	0	0	0
Currency	1,036	0	0	0
Currency/Interest Rate	192	0	(11)	0
Credit	(12)	0	0	0
Equity	15,562	0	0	0
Embedded Derivatives	99,847	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	79,254	0	(11)	0
Total	$79,091	$2,472	$1,706	$4,699

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$39,896
Amount recorded in AOCI
Interest Rate	(146)
Currency/Interest Rate	26,760
Total amount recorded in AOCI	26,614
Amount reclassified from AOCI to income
Interest Rate	(11)
Currency/Interest Rate	(13,779)
Total amount reclassified from AOCI to income	(13,790)
Balance, March 31, 2022	$52,720

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2022 values, it is estimated that a pre-tax gain of $15 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2023.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $2,286 million and $157 million as of March 31, 2022 and December 31, 2021, respectively. These credit derivatives are reported at fair value as an asset of $47 million and $11 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 the notional amount of these credit derivatives had the following NAIC rating: $2,286 million in NAIC 3.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $0 million and $150 million reported as of March 31, 2022 and December 31, 2021, respectively. These credit derivatives are reported at fair value as an asset of $0 million and $14 million as of March 31, 2022 and December 31, 2021.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$297,003	$0	$	$297,003
Obligations of U.S. states and their political subdivisions	0	609,172	0		609,172
Foreign government bonds	0	325,989	140		326,129
U.S. corporate public securities	0	4,772,778	0		4,772,778
U.S. corporate private securities	0	1,909,914	139,561		2,049,475
Foreign corporate public securities	0	925,727	7,958		933,685
Foreign corporate private securities	0	2,550,747	237,839		2,788,586
Asset-backed securities(2)	0	605,378	12,417		617,795
Commercial mortgage-backed securities	0	480,693	99,699		580,392
Residential mortgage-backed securities	0	49,850	0		49,850
Subtotal	0	12,527,251	497,614		13,024,865
Fixed maturities, trading	0	2,696,898	0		2,696,898
Equity securities	128	16,448	11,463		28,039
Short-term investments	18,998	9,493	0		28,491
Cash equivalents	0	956,659	0		956,659
Other invested assets(3)	46,672	5,734,762	0	(5,579,018)	202,416
Other assets	0	0	75,201		75,201
Reinsurance recoverables	0	0	700,700		700,700
Receivables from parent and affiliates	0	155,845	0		155,845
Subtotal excluding separate account assets	65,798	22,097,356	1,284,978	(5,579,018)	17,869,114
Separate account assets(4)(5)	57,072	132,182,938	0		132,240,010
Total assets	$122,870	$154,280,294	$1,284,978	$(5,579,018)	$150,109,124
Future policy benefits(6)	$0	$0	$6,964,587	$	$6,964,587
Policyholders' account balances	0	0	3,260,195		3,260,195
Payables to parent and affiliates	0	11,983,064	0	(11,983,064)	0
Other liabilities	62,160	6,065	0	(4,491)	63,734
Total liabilities	$62,160	$11,989,129	$10,224,782	$(11,987,555)	$10,288,516

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$333,940	$0	$	$333,940
Obligations of U.S. states and their political subdivisions	0	630,521	0		630,521
Foreign government bonds	0	350,321	150		350,471
U.S. corporate public securities	0	5,131,872	0		5,131,872
U.S. corporate private securities	0	1,873,370	131,505		2,004,875
Foreign corporate public securities	0	921,008	8,894		929,902
Foreign corporate private securities	0	2,508,676	245,235		2,753,911
Asset-backed securities(2)	0	484,861	62,449		547,310
Commercial mortgage-backed securities	0	463,689	111,495		575,184
Residential mortgage-backed securities	0	20,180	0		20,180
Subtotal	0	12,718,438	559,728		13,278,166
Fixed maturities, trading	0	3,302,392	0		3,302,392
Equity securities	58,160	40,635	12,472		111,267
Short-term investments	9,997	135,440	0		145,437
Cash equivalents	13,999	422,633	0		436,632
Other invested assets(3)	246,097	6,840,437	0	(6,818,009)	268,525
Other assets	0	0	72,937		72,937
Reinsurance recoverables	0	0	931,207		931,207
Receivables from parent and affiliates	0	162,045	0		162,045
Subtotal excluding separate account assets	328,253	23,622,020	1,576,344	(6,818,009)	18,708,608
Separate account assets(4)(5)	52,100	144,059,558	0		144,111,658
Total assets	$380,353	$167,681,578	$1,576,344	$(6,818,009)	$162,820,266
Future policy benefits(6)	$0	$0	$9,047,956	$	$9,047,956
Policyholders' account balances	0	0	3,245,773		3,245,773
Payables to parent and affiliates	0	12,563,253	0	(12,563,253)	0
Other liabilities	10,730	12,624	0	(4,829)	18,525
Total liabilities	$10,730	$12,575,877	$12,293,729	$(12,568,082)	$12,312,254

(1)“Netting” amounts represent cash collateral of $(6,409) million and $(5,750) million as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both March 31, 2022 and December 31, 2021, the fair values of such investments were $79 million.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2022 and December 31, 2021, the fair value of such investments was $5,441 million and $5,686 million, respectively.
(6)As of March 31, 2022, the net embedded derivative liability position of $6,965 million includes $634 million of embedded derivatives in an asset position and $7,599 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $9,048 million includes $610 million of embedded derivatives in an asset position and $9,658 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	March 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$311,136	Discounted cash flow	Discount rate		2.52%		20%	4.86%		Decrease
		Market Comparables	EBITDA multiples(3)	2.2	X	13.2	X	7.5	X	Increase
		Liquidation	Liquidation value		62.58%		62.58%	62.58%		Increase
Reinsurance recoverables	$700,700	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$6,964,587	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over LIBOR(7)		0.20%		1.52%			Decrease
			Utilization rate(8)		39%		96%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		18%		26%			Increase
Policyholders' account balances(5)	$3,260,195	Discounted cash flow	Lapse rate(6)		1%		42%			Decrease
			Spread over LIBOR(7)		0.20%		1.52%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Equity volatility curve		6%		33%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$312,139	Discounted cash flow	Discount rate	1.65%	20%	4.57%	Decrease
		Market Comparables	EBITDA multiples(3)	4.9X	19.2X	9.0X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$931,207	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$9,047,956	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(5)	$3,245,773	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Equity volatility curve	6%	31%		Increase

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Foreign government	150	(10)	0	0	0	0	0	0	0	140	(10)
Corporate securities(4)	385,634	(36,375)	49,410	(1,171)	0	(12,140)	0	0	0	385,358	(36,465)
Structured securities(5)	173,944	(11,976)	0	0	0	(502)	0	0	(49,350)	112,116	(11,975)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	12,472	(1,009)	0	0	0	0	0	0	0	11,463	(1,009)
Other assets	72,937	(3,714)	7,816	0	0	(1,838)	0	0	0	75,201	(1,877)
Reinsurance recoverables	931,207	(265,808)	35,301	0	0	0	0	0	0	700,700	(257,911)
Liabilities:
Future policy benefits	(9,047,956)	2,346,387	0	0	(263,018)	0	0	0	0	(6,964,587)	2,259,260
Policyholders' account balances(6)	(3,245,773)	(100,653)	0	0	(152,791)	0	239,022	0	0	(3,260,195)	(70,214)

	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(14,903)	$0	$(33,841)	$383	$(15,011)	$0	$(33,439)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(1,009)	0	0	0	(1,009)	0
Other assets	(3,714)	0	0	0	(1,877)	0	0
Reinsurance recoverables	(265,808)	0	0	0	(257,911)	0	0
Liabilities:
Future policy benefits	2,346,387	0	0	0	2,259,260	0	0
Policyholders' account balances	(100,653)	0	0	0	(70,214)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	(6)	0	0	0	0	0	0	0	157	(6)
Corporate securities(4)	174,776	(12,082)	2,319	0	0	(2,165)	0	2,643	0	165,491	(12,101)
Structured securities(5)	2,065	(15)	500	0	0	(416)	0	0	0	2,134	(14)
Other assets:
Fixed maturities, trading	755	12	0	0	0	0	0	0	0	767	12
Equity securities	7,889	(211)	0	0	0	0	0	0	0	7,678	(211)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	13,239,539	(6,069,909)	278,233	0	0	0	0	0	0	7,447,863	(5,914,192)
Liabilities:
Future policy benefits	(13,227,814)	6,068,982	0	0	(276,249)	0	0	0	0	(7,435,081)	5,913,265
Policyholders' account balances(6)	(1,155,274)	110,257	0	0	0	13,492	0	0	0	(1,031,525)	128,490

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(508)	$0	$(11,618)	$23	$(500)	$0	$(11,621)
Other assets:
Fixed maturities, trading	0	12	0	0	0	12	0
Equity securities	0	(211)	0	0	0	(211)	0
Other assets	0	0	0	0	0	0	0
Reinsurance recoverables	(6,069,909)	0	0	0	(5,914,192)	0	0
Liabilities:
Future policy benefits	6,068,982	0	0	0	5,913,265	0	0
Policyholders' account balances	110,257	0	0	0	128,490	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Other represents an out of period adjustment related to certain portions of reinsurance activity that had been incorrectly recorded on the balance sheet during the fourth quarter of 2021.
(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities and foreign government bonds.
(5)Includes asset-backed and commercial mortgage-backed securities.
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

	March 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,877,680	$2,877,680	$2,977,138
Policy loans	0	0	476,038	476,038	476,038
Short-term investments	19,000	0	0	19,000	19,000
Cash and cash equivalents	575,408	300,000	0	875,408	875,408
Accrued investment income	0	138,781	0	138,781	138,781
Reinsurance recoverables	0	0	27,530	27,530	28,317
Receivables from parent and affiliates	0	203,374	0	203,374	203,374
Other assets	0	24,635	438,430	463,065	463,065
Total assets	$594,408	$666,790	$3,819,678	$5,080,876	$5,181,121
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,323,368	$2,580,895	$3,904,263	$3,912,340
Cash collateral for loaned securities	0	2,696	0	2,696	2,696
Long-term debt to affiliates	0	307,832	0	307,832	318,088
Payables to parent and affiliates	0	132,405	0	132,405	132,405
Other liabilities	0	874,033	34,091	908,124	908,124
Total liabilities	$0	$2,640,334	$2,614,986	$5,255,320	$5,273,653

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,883,710	$2,883,710	$2,832,560
Policy loans	0	0	1,327,485	1,327,485	1,327,485
Short-term investments	37,000	0	0	37,000	37,000
Cash and cash equivalents	297,299	185,000	0	482,299	482,299
Accrued investment income	0	160,027	0	160,027	160,027
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	116,086	0	116,086	116,086
Other assets	0	134,598	434,383	568,981	568,981
Total assets	$334,299	$595,711	$4,675,509	$5,605,519	$5,553,321
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,356,850	$2,590,487	$3,947,337	$3,941,822
Cash collateral for loaned securities	0	3,004	0	3,004	3,004
Long-term debt to affiliates	0	319,225	0	319,225	320,362
Payables to parent and affiliates	0	31,775	0	31,775	31,775
Other liabilities	0	864,788	34,091	898,879	898,879
Total liabilities	$0	$2,575,642	$2,624,578	$5,200,220	$5,195,842

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables	$39,356,117	$38,598,767
Policy loans	(1,007,594)	(156,749)
Deferred policy acquisition costs	(3,165,747)	(2,575,232)
Deferred sales inducements	(34,616)	(37,905)
Other assets(1)	343,537	353,669
Policyholders’ account balances	12,020,327	12,005,839
Future policy benefits(2)	5,078,000	5,286,252
Other liabilities(3)	2,265,328	1,224,399

(1)Includes $0.0 million of unaffiliated activity as of both March 31, 2022 and December 31, 2021.
(2)Includes $0.1 million and $0.0 million of unaffiliated activity as of March 31, 2022 and December 31, 2021, respectively.
(3)Includes $62 million and $49 million of unaffiliated activity as of March 31, 2022 and December 31, 2021, respectively.

Reinsurance recoverables by counterparty are broken out below:

	March 31, 2022	December 31, 2021
	(in thousands)
PAR U	$13,216,951	$13,523,832
PALAC	6,967,660	7,198,504
PURC	5,728,576	5,830,441
PARCC	2,336,813	2,371,491
GUL Re	2,649,984	2,710,926
PAR Term	1,976,337	1,972,339
Prudential Insurance	1,616,373	2,082,551
Term Re	1,990,432	1,953,063
Lotus Re	1,963,819	32,039
DART	674,933	644,101
Unaffiliated	234,239	279,480
Total reinsurance recoverables	$39,356,117	$38,598,767

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Premiums:
Direct	$473,928	$486,877
Assumed(1)	1,397	43
Ceded(2)	(401,080)	(442,515)
Net premiums	74,245	44,405
Policy charges and fee income:
Direct	902,324	909,889
Assumed	150,821	140,113
Ceded(3)	(861,583)	(898,137)
Net policy charges and fee income	191,562	151,865
Net investment income:
Direct	195,511	100,395
Assumed	453	359
Ceded	(16,664)	(1,887)
Net investment income	179,300	98,867
Asset administration fees:
Direct	97,457	96,614
Assumed	0	0
Ceded	(18,225)	(90,403)
Net asset administration fees	79,232	6,211
Other income (loss):
Direct	(348,688)	17,100
Assumed(4)	39	(73)
Ceded	(378)	65
Amortization of reinsurance income	21,423	1,152
Net Other income (loss)	(327,604)	18,244
Realized investment gains (losses), net:
Direct	1,260,511	6,157,747
Assumed	(225,262)	0
Ceded(5)	(251,142)	(6,081,139)
Realized investment gains (losses), net	784,107	76,608
Policyholders’ benefits (including change in reserves):
Direct	905,137	997,824
Assumed(6)	238,667	191,805
Ceded(7)	(924,040)	(1,095,716)
Net policyholders’ benefits (including change in reserves)	219,764	93,913
Interest credited to policyholders’ account balances:
Direct	202,026	179,435
Assumed	72,502	32,986
Ceded	(111,002)	(156,251)
Net interest credited to policyholders’ account balances	163,526	56,170
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(135,852)	(468,435)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Includes $0.0 million of unaffiliated activity for both the three months ended March 31, 2022 and 2021.
(2)Includes $(7) million of unaffiliated activity for both the three months ended March 31, 2022 and 2021.
(3)Includes $(18) million and $(14) million of unaffiliated activity for the three months ended March 31, 2022 and 2021, respectively.
(4)Includes $0.0 million of unaffiliated activity for both the three months ended March 31, 2022 and 2021.
(5)Includes $(37) million and $(141) million of unaffiliated activity for the three months ended March 31, 2022 and 2021, respectively.
(6)Includes $0.1 million of unaffiliated activity for both the three months ended March 31, 2022 and 2021, respectively.
(7)Includes $(20) million and $(81) million of unaffiliated activity for the three months ended March 31, 2022 and 2021, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Direct gross life insurance face amount in force	$1,085,450,111	$1,057,019,880
Assumed gross life insurance face amount in force	37,528,980	38,553,587
Reinsurance ceded	(998,722,883)	(988,006,377)
Net life insurance face amount in force	$124,256,208	$107,567,090

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

PARCC

Prior to July 1, 2019, the Company reinsured 90% of the risks under its term life insurance policies, with effective dates prior to January 1, 2010 through an automatic coinsurance agreement with PARCC. Effective July 1, 2019, the Company amended the coinsurance agreement to increase the percentage from 90% to 100% of the policy risk amount reinsured. The amended agreement does not impact contracts issued by PLNJ, which remain at the original percentage.

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

PAR Term

Prior to July 1, 2019, the Company reinsures 95% of the risks under its term life insurance policies with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR Term. Effective July 1, 2019, the Company amended the coinsurance agreement to increase the percentage from 95% to 100% of the policy risk amount reinsured. The amended agreement does not impact contracts issued by PLNJ, which remain at the original percentage.

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

Prudential Insurance

The Company has a yearly-renewable term ("YRT") reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. This agreement was terminated for new business effective January 1, 2020, with certain new business (primarily Universal Life policies) terminated as early as 2017. The Company now reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, certain term life insurance policies were recaptured and subsequently reinsured to PARCC and PAR Term as noted above. As of January 1, 2022, most of the variable life insurance policies were recaptured resulting in a $305 million loss recorded through "Policy charges and fee income." Those policies were then reinsured to Lotus Re as mentioned below.

On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Financial Services Group, Inc. ("Hartford Financial"). The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. In May 2018, Hartford Financial sold a group of operating subsidiaries, which includes two of Prudential Insurance's counterparties to these reinsurance arrangements. There was no impact to the terms, rights or obligations of Prudential Insurance, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties. Similarly, there was no impact to the Company's reinsurance arrangements with respect to such GUL business as a result of this change in control. In January 2021, there was a definitive agreement announced to subsequently sell the two counterparties mentioned above, which were then acquired by Sixth Street in July 2021. There was no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.

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

Lotus Re

Effective October 1, 2021, the Company entered into an automatic coinsurance agreement with Lotus Re to reinsure $32 million worth of liabilities associated with the risks associated with a portion of its Variable Life policies in the extended term policy status.

Effective January 1, 2022 the Company recaptured the risks that were previously ceded to Lotus Re from October 1, 2021 through December 31, 2021. Immediately thereafter, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with a closed block of Variable Life business on a coinsurance and modified coinsurance basis including policies in the extended term policy status. The amount of the net liabilities associated with the transaction for coinsurance and modified coinsurance were $1,381 million and $14,037 million, respectively. As part of the consideration, the Company also ceded to Lotus Re $855 million of policy loan assets associated with the reinsured policies while receiving $820 million in cash from Lotus Re. As a result, the Company recognized a $1,346 million deferred gain, which will be recognized over the remaining life of the underlying policies. In tandem with the transaction, effective January 1, 2022, Lotus Re established an automatic YRT agreement with the Company to cede back a portion of the mortality risks associated with the reinsured policies for the purposes of the Company maintaining YRT reinsurance with external counterparties.

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

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton Reinsurance Ltd. ("Union Hamilton"). This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of March 31, 2022, $3.1 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(4.7) million, or 15.83% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first three months of 2022, compared to $(45.3) million, or (78.01)%, in the first three months of 2021. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(11,274)	$358,709	$347,435
Change in OCI before reclassifications	(1,670)	(1,038,929)	(1,040,599)
Amounts reclassified from AOCI	0	22,931	22,931
Income tax benefit (expense)	146	213,312	213,458
Balance, March 31, 2022	$(12,798)	$(443,977)	$(456,775)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(7,797)	$553,925	$546,128
Change in OCI before reclassifications	(5,205)	(348,914)	(354,119)
Amounts reclassified from AOCI	0	(1,288)	(1,288)
Income tax benefit (expense)	192	73,539	73,731
Balance, March 31, 2021	$(12,810)	$277,262	$264,452

(1)Includes cash flow hedges of $53 million and $40 million as of March 31, 2022 and December 31, 2021, respectively, and $(3) million and $(8) million as of March 31, 2021 and December 31, 2020, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$13,790	$4,026
Net unrealized investment gains (losses) on available-for-sale securities	(36,721)	(2,738)
Total net unrealized investment gains (losses)(4)	(22,931)	1,288
Total reclassifications for the period	$(22,931)	$1,288

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2021	$3,685	$582,704	$983,085	$(1,115,484)	$(95,281)	$358,709
Net investment gains (losses) on investments arising during the period	(1,592)	(1,133,992)	0	0	238,419	(897,165)
Reclassification adjustment for (gains) losses included in net income	(34)	22,965	0	0	(4,815)	18,116
Reclassification due to allowance for credit losses recorded during the period	4	(4)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(831,815)	928,470	(20,292)	76,363
Balance, March 31, 2022	$2,063	$(528,327)	$151,270	$(187,014)	$118,031	$(443,977)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for both the three months ended March 31, 2022 and 2021. The expense charged to the Company for the deferred compensation program was $2.7 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $5 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $4 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $170 million and $96 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $13 million and $18 million for the three months ended March 31, 2022 and 2021, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $5,001 million at March 31, 2022 and $5,248 million at December 31, 2021. Fees related to these COLI policies were $14 million and $13 million for the three months ended March 31, 2022 and 2021, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $8 million and $4 million for the three months ended March 31, 2022 and 2021, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $474 million and $466 million as of March 31, 2022 and December 31, 2021, respectively. "Net investment income" related to these ventures includes gains of $13 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $85 million and $91 million for the three months ended March 31, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $10 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2022 and December 31, 2021 were as follows:

	Maturity Dates			Interest Rates			March 31, 2022	December 31, 2021
							(in thousands)
U.S. dollar fixed rate notes	2023	-	2027	0.00%	-	14.85%	$155,845	$162,045
Total notes receivable - affiliated(1)							$155,845	$162,045

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

Accrued interest receivable related to these loans was $0.4 million at both March 31, 2022 and December 31, 2021, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended March 31, 2022 and 2021, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at March 31, 2022 and December 31, 2021 were as follows:

	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.78%	$73,115	$73,412

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

Accrued interest receivable related to the loan was $0.3 million at March 31, 2022 and is included in "Accrued investment income". Revenues were $0.9 million for the three months ended March 31, 2022 and are included in "Net investment income".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2022 and for the year ended December 31, 2021, excluding those related to the 2021 Variable Annuities Recapture effective July 1, 2021, as described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	June 2021	Purchase	Equities	$40,284	$40,284	$0	$0
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$64,374	$59,642	$(3,739)	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$37,887	$35,264	$2,073	$0
Hirakata LLC	September 2021	Purchase	Fixed Maturities	$13,944	$13,944	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Fixed Maturities	$120,256	$120,256	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Fixed Maturities	$173,590	$166,427	$0	$7,163
Prudential Insurance	September 2021	Purchase	Commercial Mortgage and Other Loans	$45,358	$42,127	$(2,553)	$0
Prudential Insurance	September 2021	Sale	Commercial Mortgage and Other Loans	$22,796	$21,780	$802	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Commercial Mortgage and Other Loans	$29,483	$29,483	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Commercial Mortgage and Other Loans	$51,005	$47,020	$0	$3,985
Prudential Insurance	September 2021	Purchase	Derivatives	$600	$494	$(84)	$0
Prudential Insurance	September 2021	Sale	Derivatives	$335	$175	$127	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Derivatives	$(1,243)	$(1,243)	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Derivatives	$2,846	$770	$0	$2,076
Prudential Arizona Reinsurance Universal Co.	November 2021	Purchase	Fixed Maturities	$41,021	$41,021	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	November 2021	Purchase	Derivatives	$1,112	$1,112	$0	$0
PALAC	December 2021	Transfer in	Fixed Maturities	$2,037,320	$2,037,320	$0	$0
Prudential Universal Reinsurance Co.	December 2021	Purchase	Fixed Maturities	$48,041	$48,041	$0	$0
PALAC	December 2021	Purchase	Fixed Maturities	$57,087	$57,087	$0	$0
PALAC	December 2021	Transfer in	Commercial Mortgage and Other Loans	$517,309	$517,309	$0	$0
Prudential Insurance	December 2021	Contributed Capital	Fixed Maturities	$166,676	$166,676	$0	$0
Prudential Retirement Insurance & Annuity Co	December 2021	Sale	Derivatives	$31,567	$0	$0	$31,567
Prudential Retirement Insurance & Annuity Co	December 2021	Purchase	Derivatives	$73,572	$73,572	$0	$0
PALAC	December 2021	Purchase	Derivatives	$8,455	$8,455	$0	$0
PALAC	January 2022	Purchase	Fixed Maturities	$4,432	$4,432	$0	$0
PALAC	January 2022	Purchase	Derivatives	$404	$404	$0	$0
PALAC	February 2022	Purchase	Fixed Maturities	$128,909	$128,909	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of March 31, 2022 and December 31, 2021:

Affiliate	Date Issued	Amount of Notes - March 31, 2022	Amount of Notes - December 31, 2021	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$98,997	$99,770	4.39%	12/15/2023
Prudential Insurance	8/13/2021	29,699	29,931	4.39%	12/15/2023
Prudential Insurance	8/13/2021	99,680	100,348	3.95%	6/20/2024
Prudential Insurance	8/13/2021	39,872	40,139	3.95%	6/20/2024
Prudential Insurance	8/13/2021	49,840	50,174	3.95%	6/20/2024
Total Loans Payable to Affiliates		$318,088	$320,362

Effective August 2021, the affiliated long-term debt was transferred to the Company from PALAC based on the market value of $324 million. The Company recorded a premium of $24 million which is amortized into earnings over the life of the loans.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $0.3 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.

Contributed Capital and Dividends

In March 2022, the Company received a capital contribution in the amount of $8 million from Prudential Insurance. In January, July and December of 2021, the Company received capital contributions in the amount of $106 million, $3,813 million and $457 million, respectively, from Prudential Insurance. The December 2021 capital contribution includes $167 million of invested assets related to the Reinsurance Agreement with PALAC.

In June 2021, there was a $34 million return of capital to Prudential Insurance associated with the financial guarantee related to the sale of Prudential of Taiwan.

Through March 2022 and December 2021, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2022 and December 31, 2021, the outstanding balances on these commitments were $220 million and $121 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both March 31, 2022 and December 31, 2021. There was a change in allowance of $0.0 million for the three months ended March 31, 2022 and 2021. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2022 and December 31, 2021, $888 million and $753 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2022 or 2021.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan as discussed in Note 6. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $34 million as of March 31, 2022, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

There are no material developments in previously reported matters disclosed as of December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2022, compared with December 31, 2021, and its consolidated results of operations for the three months ended March 31, 2022 and 2021. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements” , and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. For additional information, see “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates” below as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19
Since the first quarter of 2020, the COVID-19 pandemic has caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in the current period and is expected to impact our results of operations in future periods. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute in the near term to elevated levels of mortality, resulting in increased life insurance claims.

•Results of Operations. See “Results of Operations” for a discussion of results for the first quarter of 2022.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure employees are safe and able to serve our customers. This included effectively transitioning the vast majority of employees to remote work arrangements. In March 2022, Prudential Financial's offices were reopened to employees and we expect that most of the workforce will adopt a hybrid arrangement for the foreseeable future.

We believe we can sustain long-term hybrid or fully remote work arrangements while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2022, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.9% near-term mean reversion equity expected rate of return.

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

In accordance with our established practice, we will update actuarial assumptions during the second quarter of 2022. We have a comprehensive process that will include, among other things, the review of long-term interest rates, inflation, COVID-19 mortality experience, and industry studies, including evaluating industry data as to its applicability to the Company’s experience. We have recently obtained industry data that reflects experience that is more adverse than the assumptions we currently use in our individual life business. We are evaluating the applicability of this information to our block of business and the extent to which it would cause an increase in reserves and corresponding decline in earnings within our individual life business. The overall process to update assumptions is ongoing and the outcome across our businesses is uncertain.

For further discussion of impacts that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements. for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $13 billion from $222 billion at December 31, 2021 to $209 billion at March 31, 2022. Significant components were:
•Separate account assets decreased $12.1 billion primarily driven by unfavorable equity performance and net outflows;
•Invested assets decreased $1.9 billion driven by $1.0 in unrealized losses on investment primarily due to rising interest rates and a $0.9 billion decrease in policy loans from ceding a portion of the variable life business to Lotus Reinsurance Company Ltd. ("Lotus Re");
Partially offset by:
•Cash and cash equivalents increased $0.9 primarily due to the $0.8 billion cash consideration as part of the initial ceding commission from the ceding of a portion of the variable life business to Lotus Re; and
•Reinsurance recoverables increased $0.8 billion due to the ceding of a portion of the variable life business to Lotus Re partially offset by decreases in ceded guaranteed minimum death benefit liabilities from the universal life business due to unrealized losses, primarily due to rising interest rates.
Total liabilities decreased $12 billion from $216 billion at December 31, 2021 to $204 billion at March 31, 2022. Significant components were:
•Separate account liabilities decreased $12.1 billion, corresponding to the decrease in Separate account assets, as discussed above;
•Future policy benefits decreased $2.7 billion driven by a decrease in reserves related to our variable annuity living benefit guarantees due to widening non-performance risk ("NPR") spreads and rising interest rates, partially offset by unfavorable equity market performance;
Partially offset by:
•Policyholder account balances increased $1.6 billion driven by incremental indexed product sales; and
•Other liabilities increased $1.2 billion driven by the deferred reinsurance gain from ceding a portion of the variable life business to Lotus Re, partially offset by a decrease to cost of reinsurance liabilities.
Total equity decreased $1 billion from $6 billion at December 31, 2021 to $5 billion at March 31, 2022 driven by $1.0 billion of unrealized losses on investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss).

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $88 million from income of $58 million for the three months ended March 31, 2021 to a loss of $30 million for the three months ended March 31, 2022 primarily driven by:
•Higher Benefits and expenses driven by the variable annuity recapture and new reinsurance with PALAC in 2021;
Partially offset by:
•Higher policy charges and fee income is driven by the variable annuity recapture, partially offset by the fee paid to The Prudential Insurance Company of America ("Prudential Insurance") for the recapture of the yearly renewable term ("YRT") reinsurance for most of the Company's variable life insurance policies and by ceding a portion of the variable life business to Lotus Re.

The following table provides the net impact to the Unaudited Interim Statements of Operations, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

Three Months Ended
March 31, 2022
(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$1,376
Change in the NPR adjustment	477
Change in fair value of hedge assets, excluding capital hedges(3)	(1,392)
Change in fair value of capital hedges(4)	181
Other	(326)
Realized investment gains (losses), net, and related adjustments	316
Market experience updates(5)	(77)
Charges related to realized investments gains (losses), net	(201)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$38
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of ($80) million for the three months ended March 31, 2022.

For the three months ended March 31, 2022, the gain of $38 million was primarily driven by a favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from hedge target driven by rising interest rates, partially offset by unfavorable impact related to the change in the fair value of hedge assets.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $585 million from $396 million for the three months ended March 31, 2021 to $981 million for the three months ended March 31, 2022 primarily driven by:
•Significant Realized investment gains (losses), net reflecting a favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from hedge target driven by rising interest rates; and
•Higher policy charges and fee income is driven by the variable annuity recapture, partially offset by the fee paid to Prudential Insurance for the recapture of the YRT reinsurance for most of the Company's variable life insurance policies and by ceding a portion of the variable life business to Lotus Re.
Benefits and expenses increased $673 million from $338 million for the three months ended March 31, 2021 to $1,011 million for the three months ended March 31, 2022 primarily driven by:
•Higher benefits and expenses driven by the Variable Annuities Recapture and new reinsurance with PALAC in 2021.

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

As of March 31, 2022
(in millions)
U.S. GAAP Liability, including NPR	$6,264
NPR Adjustment	2,523
Subtotal	8,787
Adjustments including risk margins and valuation methodology differences	(1,717)
Economic liability managed by ALM strategy	$7,071
As of March 31, 2022, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework ("RAF") to ensure that all risks taken by the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our use of captive reinsurance companies.

Liquidity
Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2022 and December 31, 2021, the Company had liquid assets of $17,629 million and $17,793 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $1,880 million and $1,101 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, $11,752 million, or 90%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of March 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,600 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,821 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding as of December 31, 2021. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of March 31, 2022, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2022, there have been no material changes in our economic exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Pruco Life Insurance Company

By:	/s/ Robert E. Boyle
Name:	Robert E. Boyle
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 13, 2022