Form 10-Q
period 2022-06-30
PRUCO LIFE INSURANCE CO
filed 2022-08-11
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 11, 2022, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2022 and December 31, 2021 (in thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2022-$4,810; 2021-$4,149) (amortized cost: 2022–$16,197,708; 2021–$12,737,749)	$14,438,956	$13,278,166
Fixed maturities, trading, at fair value (amortized cost: 2022–$2,352,770; 2021–$3,319,660)	1,814,999	3,302,392
Equity securities, at fair value (cost: 2022– $238,300; 2021–$106,174)	229,268	111,267
Policy loans	489,592	1,327,485
Short-term investments	270,881	182,437
Commercial mortgage and other loans (net of $9,924 and $5,951 allowance for credit losses at June 30, 2022 and December 31, 2021, respectively)	3,066,931	2,832,560
Other invested assets (includes $114,134 and $348,004 of assets measured at fair value at June 30, 2022 and December 31, 2021, respectively)	964,752	1,209,925
Total investments	21,275,379	22,244,232
Cash and cash equivalents	1,789,752	918,931
Deferred policy acquisition costs	6,310,935	6,830,972
Accrued investment income	161,703	160,027
Reinsurance recoverables	38,809,510	38,598,767
Receivables from parent and affiliates	197,904	278,131
Deferred sales inducements	297,772	374,649
Income tax assets	1,813,748	1,316,879
Other assets	986,295	1,140,948
Separate account assets	118,792,119	149,797,828
TOTAL ASSETS	$190,435,117	$221,661,364
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$24,112,142	$27,927,029
Policyholders’ account balances	39,025,034	35,361,795
Cash collateral for loaned securities	150,666	3,004
Long-term debt to affiliates	315,807	320,362
Payables to parent and affiliates	72,102	31,775
Other liabilities	3,203,069	2,264,477
Separate account liabilities	118,792,119	149,797,828
Total liabilities	185,670,939	215,706,270
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	6,040,341	6,042,491
Retained earnings / (accumulated deficit)	(107,081)	(437,332)
Accumulated other comprehensive income (loss)	(1,171,582)	347,435
Total equity	4,764,178	5,955,094
TOTAL LIABILITIES AND EQUITY	$190,435,117	$221,661,364

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Premiums	$57,421	$44,862	$131,666	$89,267
Policy charges and fee income	625,812	180,200	817,374	332,065
Net investment income	192,128	95,300	371,428	194,167
Asset administration fees	71,790	6,276	151,022	12,487
Other income (loss)	(312,016)	25,630	(639,620)	43,874
Realized investment gains (losses), net	714,709	(122,502)	1,498,816	(45,894)
TOTAL REVENUES	1,349,844	229,766	2,330,686	625,966
BENEFITS AND EXPENSES
Policyholders’ benefits	158,106	78,076	377,870	171,989
Interest credited to policyholders’ account balances	122,944	47,400	286,470	103,570
Amortization of deferred policy acquisition costs	276,173	35,115	635,720	86,955
General, administrative and other expenses	286,447	95,444	554,144	231,640
TOTAL BENEFITS AND EXPENSES	843,670	256,035	1,854,204	594,154
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	506,174	(26,269)	476,482	31,812
Income tax expense (benefit)	75,774	6,993	71,073	(38,316)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	430,400	(33,262)	405,409	70,128
Equity in earnings of operating joint venture, net of taxes	(75,162)	168	(75,158)	155
NET INCOME (LOSS)	$355,238	$(33,094)	$330,251	$70,283
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(6,200)	424	(7,870)	(4,781)
Net unrealized investment gains (losses)	(897,661)	215,967	(1,913,659)	(134,235)
Total	(903,861)	216,391	(1,921,529)	(139,016)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(189,054)	45,396	(402,512)	(28,335)
Other comprehensive income (loss), net of taxes	(714,807)	170,995	(1,519,017)	(110,681)
Comprehensive income (loss)	$(359,569)	$137,901	$(1,188,766)	$(40,398)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$2,500	$6,042,491	$(437,332)	$347,435	$5,955,094
Contributed capital		8,160			8,160
Comprehensive income (loss):
Net income (loss)			(24,987)		(24,987)
Other comprehensive income (loss), net of tax				(804,210)	(804,210)
Total comprehensive income (loss)					(829,197)
Balance, March 31, 2022	$2,500	$6,050,651	$(462,319)	$(456,775)	$5,134,057
Contributed capital		3,194			3,194
Contributed (distributed) capital-parent/child asset transfers		(13,504)			(13,504)
Comprehensive income (loss):
Net income (loss)			355,238		355,238
Other comprehensive income (loss), net of taxes				(714,807)	(714,807)
Total comprehensive income (loss)					(359,569)
Balance, June 30, 2022	$2,500	$6,040,341	$(107,081)	$(1,171,582)	$4,764,178

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716
Contributed capital		105,900			105,900
Comprehensive income (loss):
Net income (loss)			103,377		103,377
Other comprehensive income (loss), net of tax				(281,676)	(281,676)
Total comprehensive income (loss)					(178,299)
Balance, March 31, 2021	$2,500	$1,832,590	$1,875,775	$264,452	$3,975,317
Contributed capital		0			0
Return of capital		(34,091)			(34,091)
Comprehensive income (loss):
Net income (loss)			(33,094)		(33,094)
Other comprehensive income (loss), net of tax				170,995	170,995
Total comprehensive income (loss)					137,901
Balance, June 30, 2021	$2,500	$1,798,499	$1,842,681	$435,447	$4,079,127

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$330,251	$70,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(104,864)	(22,018)
Interest credited to policyholders’ account balances	286,470	103,570
Realized investment (gains) losses, net	(1,498,816)	45,894
Amortization and other non-cash items	114,365	(31,361)
Change in:
Future policy benefits	1,476,307	924,447
Reinsurance recoverables	(651,569)	(934,329)
Accrued investment income	(22,745)	(3,714)
Net payables to/receivables from parent and affiliates	72,538	84,598
Deferred policy acquisition costs	147,096	(337,488)
Income taxes	(90,806)	(71,050)
Derivatives, net	(1,186,480)	(40,879)
Other, net	1,911,271	70,192
Cash flows from (used in) operating activities	783,018	(141,855)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	877,701	470,550
Fixed maturities, trading	858,989	0
Equity securities	109,213	99,345
Policy loans	83,894	86,862
Ceded policy loans	(54,926)	(7,292)
Short-term investments	195,709	78,980
Commercial mortgage and other loans	113,924	85,893
Other invested assets	58,993	30,518
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(3,522,783)	(997,806)
Fixed maturities, trading	(67,781)	(1,370)
Equity securities	(232,161)	(41,074)
Policy loans	(74,108)	(60,691)
Ceded policy loans	35,490	5,139
Short-term investments	(278,180)	(28,991)
Commercial mortgage and other loans	(403,331)	(85,567)
Other invested assets	(64,361)	(31,094)
Notes receivable from parent and affiliates, net	278	(57)
Derivatives, net	(259,219)	(5,011)
Other, net	52,879	(2,305)
Cash flows from (used in) investing activities	(2,569,780)	(403,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	5,275,227	2,103,227
Ceded policyholders’ account deposits	(608,678)	(1,683,933)
Policyholders’ account withdrawals	(2,381,708)	(1,594,433)
Ceded policyholders’ account withdrawals	288,895	1,386,684
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	147,670	0
Contributed capital	0	100,000
Contributed (distributed) capital - parent/child asset transfers	(165)	0
Drafts outstanding	(58,729)	47,280
Other, net	(4,929)	(1,765)
Cash flows from (used in) financing activities	2,657,583	357,060
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	870,821	(188,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	918,931	426,979
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,789,752	$238,213
Significant Non-Cash Transactions
"Cash flows from (used in) operating activities" for the six months ended June 30, 2022 excludes certain non-cash activities related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 in the amount of $525 million and $811 million in novated variable indexed annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 6 for more details regarding these transactions. There were no significant non-cash transactions for the six months ended June 30, 2021.
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

Prudential Financial Sale of PALAC

Effective April 1, 2022, Prudential Financial completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”) to Fortitude Group Holdings, LLC (“Fortitude”). As such, PALAC is no longer an affiliate of Prudential Financial or the Company. Fortitude subsequently renamed the company Fortitude Life Insurance & Annuity Company (“FLIAC”).

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

Reinsurance Agreement with FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets subsequently rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.) and; ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Out of Period Adjustments

During the three and six months ending June 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net benefit of $32 million and $50 million, respectively, to “Income (loss) from operations before income taxes and equity in earnings of operating joint venture”. These adjustments related to reserves for certain universal and variable life products and certain portions of variable life and annuities reinsurance activity, of which $48 million was recorded in the first quarter of 2022.

Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of June 30, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly increase disclosures. In addition to the significant impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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
The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. As a result of the modified retrospective transition method, the Company expects the vast majority of the impact of updating cash flow assumptions as of the transition date to be reflected in the pattern of earnings in subsequent periods.

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. The Company expects a decrease to AOCI as a result of remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates as of the adoption date. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company does not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.
The Company will adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects a decrease to “Retained earnings” and an offsetting increase to AOCI from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The Company also expects an impact to "Retained earnings" related to the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities). The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU issued but not yet adopted as of June 30, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.
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

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$636,878	$1,921	$44,925	$0	$593,874
Obligations of U.S. states and their political subdivisions	569,296	5,347	20,633	0	554,010
Foreign government bonds	319,719	705	51,864	116	268,444
U.S. public corporate securities	6,034,911	29,418	736,312	0	5,328,017
U.S. private corporate securities	2,509,630	6,792	228,868	1,831	2,285,723
Foreign public corporate securities	1,222,452	2,629	136,018	0	1,089,063
Foreign private corporate securities	3,140,859	190	503,503	2,863	2,634,683
Asset-backed securities(1)	925,707	322	31,476	0	894,553
Commercial mortgage-backed securities	740,060	723	46,095	0	694,688
Residential mortgage-backed securities(2)	98,196	526	2,821	0	95,901
Total fixed maturities, available-for-sale	$16,197,708	$48,573	$1,802,515	$4,810	$14,438,956

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$446,399	$44,627	$1,909	$298	$448,308	$44,925
Obligations of U.S. states and their political subdivisions	332,051	20,633	0	0	332,051	20,633
Foreign government bonds	222,423	42,170	23,269	9,688	245,692	51,858
U.S. public corporate securities	4,343,243	670,173	170,150	66,139	4,513,393	736,312
U.S. private corporate securities	2,062,339	215,192	100,094	13,676	2,162,433	228,868
Foreign public corporate securities	825,007	119,741	60,464	16,277	885,471	136,018
Foreign private corporate securities	2,441,224	466,582	162,515	36,921	2,603,739	503,503
Asset-backed securities	592,720	26,070	53,576	5,406	646,296	31,476
Commercial mortgage-backed securities	490,544	36,875	46,379	9,220	536,923	46,095
Residential mortgage-backed securities	37,902	2,821	0	0	37,902	2,821
Total fixed maturities, available-for-sale	$11,793,852	$1,644,884	$618,356	$157,625	$12,412,208	$1,802,509

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$2,119	$111	$2,119	$111
Obligations of U.S. states and their political subdivisions	104,621	701	0	0	104,621	701
Foreign government bonds	59,550	2,826	6,473	371	66,023	3,197
U.S. public corporate securities	1,681,201	23,160	180,249	6,610	1,861,450	29,770
U.S. private corporate securities	972,796	14,036	16,409	2,844	989,205	16,880
Foreign public corporate securities	532,445	8,255	29,718	2,108	562,163	10,363
Foreign private corporate securities	1,253,739	42,392	57,637	5,616	1,311,376	48,008
Asset-backed securities	288,971	1,099	0	0	288,971	1,099
Commercial mortgage-backed securities	157,355	1,622	40,689	1,775	198,044	3,397
Residential mortgage-backed securities	1,393	5	0	0	1,393	5
Total fixed maturities, available-for-sale	$5,052,071	$94,096	$333,294	$19,435	$5,385,365	$113,531

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $1,627.8 million and $95.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $174.7 million and $18.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2022, the $157.6 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2021, the $19.4 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the utility, finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$404,018	$389,373
Due after one year through five years	3,869,672	3,619,474
Due after five years through ten years	4,198,773	3,645,235
Due after ten years	5,961,282	5,099,732
Asset-backed securities	925,707	894,553
Commercial mortgage-backed securities	740,060	694,688
Residential mortgage-backed securities	98,196	95,901
Total fixed maturities, available-for-sale	$16,197,708	$14,438,956

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$403,660	$283,241	$678,089	$316,990
Proceeds from maturities/prepayments	110,426	96,373	230,787	170,458
Gross investment gains from sales and maturities	(652)	8,156	(1,358)	8,508
Gross investment losses from sales and maturities	(22,461)	(9,087)	(41,903)	(11,656)
Write-downs recognized in earnings(2)	(19,519)	0	(19,516)	(2)
(Addition to) release of allowance for credit losses	15,915	2,300	(661)	1,781

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Excludes activities from non-cash related proceeds due to the timing of trade settlements of $(31.2) million and $(16.9) million for the six months ended June 30, 2022 and 2021, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$399	$20,326	$0	$0	$0	$20,725
Additions to allowance for credit losses not previously recorded	0	0	2,904	0	0	0	2,904
Reductions for securities sold during the period	0	(1)	(1,202)	0	0	0	(1,203)
Reductions for securities with intent to sell	0	(324)	(16,666)	0	0	0	(16,990)
Addition (reductions) on securities with previous allowance	0	42	(668)	0	0	0	(626)
Balance, end of period	$0	$116	$4,694	$0	$0	$0	$4,810

	Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,858	$0	$0	$0	$2,858
Reductions for securities sold during the period	0	0	(14)	0	0	0	(14)
Addition (reductions) on securities with previous allowance	0	0	(2,286)	0	0	0	(2,286)
Balance, end of period	$0	$0	$558	$0	$0	$0	$558

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$11	$4,138	$0	$0	$0	$4,149
Additions to allowance for credit losses not previously recorded	0	329	12,162	0	0	0	12,491
Reductions for securities sold during the period	0	(4)	(1,202)	0	0	0	(1,206)
Reductions for securities with intent to sell	0	(324)	(16,666)	0	0	0	(16,990)
Addition (reductions) on securities with previous allowance	0	104	6,262	0	0	0	6,366
Balance, end of period	$0	$116	$4,694	$0	$0	$0	$4,810

	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,339	$0	$0	$0	$2,339
Reductions for securities sold during the period	0	0	(25)	0	0	0	(25)
Addition (reductions) on securities with previous allowance	0	0	(1,756)	0	0	0	(1,756)
Balance, end of period	$0	$0	$558	$0	$0	$0	$558

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s methodology for developing our allowance for credit losses.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended June 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the communications sector within corporate securities. For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment in the communications and utility sectors within private corporate securities.

For the six months ended June 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and utility sectors within corporate securities, partially offset by an increase in the communications sector. For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment in the communications and utility sectors within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2022 and December 31, 2021.
Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)”, was $(184.1) million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and $(520.5) million and $(2.5) million during the six months ended June 30, 2022 and 2021, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)”, was $(10.0) million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and $(14.1) million and less than $0.1 million during the six months ended June 30, 2022 and 2021, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2022		December 31, 2021
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$792,222	25.8%	$748,414	26.4%
Hospitality	83,476	2.7	48,141	1.7
Industrial	1,064,620	34.6	916,398	32.2
Office	459,646	14.9	445,055	15.7
Other	254,714	8.3	252,590	8.9
Retail	228,494	7.4	255,577	9.0
Total commercial mortgage loans	2,883,172	93.7	2,666,175	93.9
Agricultural property loans	193,683	6.3	172,336	6.1
Total commercial mortgage and agricultural property loans	3,076,855	100.0%	2,838,511	100.0%
Allowance for credit losses	(9,924)		(5,951)
Total net commercial mortgage and agricultural property loans	$3,066,931		$2,832,560

As of June 30, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (23%), Texas (12%) and New York (6%)) and included loans secured by properties in Europe (13%), Australia (3%) and Mexico (2%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$6,324	$122	$6,446	$4,309	$5	$4,314
Addition to (release of) allowance for expected losses	3,380	98	3,478	(929)	19	(910)
Allowance, end of period	$9,704	$220	$9,924	$3,380	$24	$3,404

	Six Months Ended June 30,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$5,847	$104	$5,951	$4,546	$6	$4,552
Addition to (release of) allowance for expected losses	3,857	116	3,973	(1,166)	18	(1,148)
Allowance, end of period	$9,704	$220	$9,924	$3,380	$24	$3,404

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to current market conditions. For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

For the six months ended June 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to current market conditions and loan originations. For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$36,935	$47,157	$5,584	$164,712	$83,681	$619,216	$957,285
60%-69.99%	176,681	324,556	237,578	273,374	165,783	250,876	1,428,848
70%-79.99%	129,179	146,541	71,275	72,099	2,728	74,270	496,092
80% or greater	0	0	0	0	0	947	947
Total	$342,795	$518,254	$314,437	$510,185	$252,192	$945,309	$2,883,172
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$342,795	$501,528	$199,237	$448,221	$245,427	$843,926	$2,581,134
1.0 - 1.2x	0	16,726	108,998	39,097	6,765	45,452	217,038
Less than 1.0x	0	0	6,202	22,867	0	55,931	85,000
Total	$342,795	$518,254	$314,437	$510,185	$252,192	$945,309	$2,883,172
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$27,995	$99,101	$26,184	$16,121	$6,343	$17,939	$193,683
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$27,995	$99,101	$26,184	$16,121	$6,343	$17,939	$193,683
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$27,995	$99,101	$26,184	$16,121	$6,343	$17,151	$192,895
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	788	788
Total	$27,995	$99,101	$26,184	$16,121	$6,343	$17,939	$193,683

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$2,883,172	$0	$0	$0	$2,883,172	$0
Agricultural property loans	193,683	0	0	0	193,683	0
Total	$3,076,855	$0	$0	$0	$3,076,855	$0

(1)As of June 30, 2022, there were no loans in this category accruing interest.
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

For both the three and six months ended June 30, 2022, there were $27.6 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were $24.8 million of commercial mortgage and other loans sold. For both the three and six months ended June 30, 2021, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both June 30, 2022 and December 31, 2021.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Company’s investment in separate accounts	$716	$53,694
LPs/LLCs:
Equity method:
Private equity	306,449	286,141
Hedge funds	440,632	432,749
Real estate-related	102,821	89,337
Subtotal equity method	849,902	808,227
Fair value:
Private equity	66,186	69,137
Hedge funds	456	481
Real estate-related	9,726	9,861
Subtotal fair value	76,368	79,479
Total LPs/LLCs	926,270	887,706
Derivative instruments	37,766	268,525
Total other invested assets	$964,752	$1,209,925

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Fixed maturities	$137,177	$117,216
Equity securities	236	2
Commercial mortgage and other loans	8,517	7,025
Policy loans	14,749	35,153
Other invested assets	50	254
Short-term investments and cash equivalents	974	377
Total accrued investment income	$161,703	$160,027

There were no significant write-downs on accrued investment income for both the three months and six months ended June 30, 2022 and 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$121,986	$63,630	$231,177	$123,588
Fixed maturities, trading	12,479	544	28,044	1,075
Equity securities	1,190	102	1,352	205
Commercial mortgage and other loans	22,801	13,322	45,049	26,748
Policy loans	5,153	17,315	10,219	34,349
Other invested assets	38,243	5,735	75,033	18,808
Short-term investments and cash equivalents	3,441	33	4,089	160
Gross investment income	205,293	100,681	394,963	204,933
Less: investment expenses	(13,165)	(5,381)	(23,535)	(10,766)
Net investment income	$192,128	$95,300	$371,428	$194,167

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities(1)	$(26,717)	$1,369	$(63,438)	$(1,369)
Commercial mortgage and other loans	(5,756)	910	(6,359)	1,148
Other invested assets	1,894	887	3,536	909
Derivatives	745,236	(125,662)	1,565,289	(46,571)
Short-term investments and cash equivalents	52	(6)	(212)	(11)
Realized investment gains (losses), net	$714,709	$(122,502)	$1,498,816	$(45,894)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

.
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$3,518	$3,685
Fixed maturity securities, available-for-sale without an allowance	(1,757,460)	540,881
Derivatives designated as cash flow hedges(1)	144,390	39,896
Affiliated notes	(10,756)	73
Other investments(2)	1,846	1,854
Net unrealized gains (losses) on investments	$(1,618,462)	$586,389

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2022 and December 31, 2021, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$5,528	$0	$5,528	$3,004	$0	$3,004
Foreign public corporate securities	2,163	0	2,163	0	0	0
Equity securities	142,975	0	142,975	0	0	0
Total cash collateral for loaned securities(1)	$150,666	$0	$150,666	$3,004	$0	$3,004

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account of the netting effects of master netting agreements and cash collateral.

	June 30, 2022			December 31, 2021
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,267	$0	$(190)	$3,344	$55	$0
Foreign Currency Swaps	1,376,431	156,102	(9)	886,552	37,259	(6,900)
Total Derivatives Designated as Hedge Accounting Instruments	$1,379,698	$156,102	$(199)	$889,896	$37,314	$(6,900)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$135,289,710	$5,468,843	$(13,071,332)	$130,358,860	$5,698,740	$(10,348,130)
Interest Rate Options	9,193,000	85,071	(253,193)	9,883,000	280,323	(173,863)
Interest Rate Futures	1,670,300	34,624	(14,782)	4,109,300	2,876	(2,709)
Interest Rate Forwards	115,000	0	(5,002)	195,000	3,760	(991)
Foreign Currency
Foreign Currency Forwards	259,344	8,765	(605)	119,653	842	(1,063)
Credit
Credit Default Swaps	2,079,750	0	(3,238)	306,900	24,789	0
Currency/Interest Rate
Foreign Currency Swaps	1,926,100	180,430	(4,517)	2,139,523	68,477	(23,251)
Equity
Total Return Swaps	12,393,180	854,969	(159,232)	15,129,666	66,627	(475,209)
Equity Options	36,440,892	564,881	(970,460)	19,461,881	902,050	(1,535,272)
Equity Futures	2,993,322	1,611	(21,453)	5,015,002	736	(6,595)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$202,360,598	$7,199,194	$(14,503,814)	$186,718,785	$7,049,220	$(12,567,083)
Total Derivatives(1)(2)	$203,740,296	$7,355,296	$(14,504,013)	$187,608,681	$7,086,534	$(12,573,983)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $5,707 million and $9,048 million as of June 30, 2022 and December 31, 2021, respectively included in "Future policy benefits" and $3,428 million and $3,246 million as of June 30, 2022 and December 31, 2021, respectively included in "Policyholders' account balances". Other assets included $76 million and $73 million as of June 30, 2022 and December 31, 2021, respectively. Other liabilities included $24 million and $13 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $555 million and $931 million as of June 30, 2022 and December 31, 2021, respectively.
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

	June 30, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,355,296	$(7,317,530)	$37,766	$0	$37,766
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$7,355,296	$(7,317,530)	$37,766	$0	$37,766
Offsetting of Financial Liabilities:
Derivatives	$14,504,013	$(14,428,241)	$75,772	$(75,772)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$14,504,013	$(14,428,241)	$75,772	$(75,772)	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,086,534	$(6,818,009)	$268,525	$0	$268,525
Securities purchased under agreements to resell	185,000	0	185,000	(185,000)	0
Total Assets	$7,271,534	$(6,818,009)	$453,525	$(185,000)	$268,525
Offsetting of Financial Liabilities:
Derivatives	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0
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

	Three Months Ended June 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$4	$0	$(64)
Currency/Interest Rate	417	8,717	33,483	91,734
Total cash flow hedges	417	8,721	33,483	91,670
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,670,415)	0	0	0
Currency	15,504	0	0	0
Currency/Interest Rate	114,645	0	290	0
Credit	(38,726)	0	0	0
Equity	933,277	0	0	0
Embedded Derivatives	1,390,534	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	744,819	0	290	0
Total	$745,236	$8,721	$33,773	$91,670

	Six Months Ended June 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$16	$0	$(221)
Currency/Interest Rate	(354)	16,566	40,183	104,715
Total cash flow hedges	(353)	16,582	40,183	104,494
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,296,352)	0	0	0
Currency	19,801	0	0	0
Currency/Interest Rate	112,937	0	0	0
Credit	(41,449)	0	403	0
Equity	1,324,537	0	0	0
Embedded Derivatives	3,446,168	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	1,565,642	0	403	0
Total	$1,565,289	$16,582	$40,586	$104,494

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$12	$0	$26
Currency/Interest Rate	69	2,330	(595)	15,635
Total cash flow hedges	69	2,342	(595)	15,661
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	16,719	0	0	0
Currency	(203)	0	0	0
Currency/Interest Rate	2,898	0	(3)	0
Credit	0	0	0	0
Equity	19,694	0	0	0
Embedded Derivatives	(164,839)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(125,731)	0	(3)	0
Total	$(125,662)	$2,342	$(598)	$15,661

	Six Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$23	$0	$(99)
Currency/Interest Rate	(94)	4,791	1,121	20,459
Total cash flow hedges	(93)	4,814	1,121	20,360
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(20,652)	0	0	0
Currency	834	0	0	0
Currency/Interest Rate	3,090	0	(14)	0
Credit	(12)	0	0	0
Equity	35,256	0	0	0
Embedded Derivatives	(64,994)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(46,478)	0	(14)	0
Total	$(46,571)	$4,814	$1,107	$20,360

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$39,896
Amount recorded in AOCI
Interest Rate	(204)
Currency/Interest Rate	161,110
Total amount recorded in AOCI	160,906
Amount reclassified from AOCI to income
Interest Rate	(17)
Currency/Interest Rate	(56,395)
Total amount reclassified from AOCI to income	(56,412)
Balance, June 30, 2022	$144,390

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2022 values, it is estimated that a pre-tax gain of $18 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2023.

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

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $2,080 million and $157 million as of June 30, 2022 and December 31, 2021, respectively. These credit derivatives are reported at fair value as a liability of $3 million and as an asset of $11 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 the notional amount of these credit derivatives had the following NAIC rating: $1,981 million in NAIC 3 and $99 million in NAIC 6.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $0 million and $150 million reported as of June 30, 2022 and December 31, 2021, respectively. These credit derivatives are reported at fair value as an asset of $0 million and $14 million as of June 30, 2022 and December 31, 2021, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with regulated derivatives exchanges for exchange traded derivatives and its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

	June 30, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$593,874	$0	$	$593,874
Obligations of U.S. states and their political subdivisions	0	554,010	0		554,010
Foreign government bonds	0	268,309	135		268,444
U.S. corporate public securities	0	5,328,017	0		5,328,017
U.S. corporate private securities	0	2,112,731	172,992		2,285,723
Foreign corporate public securities	0	1,081,970	7,093		1,089,063
Foreign corporate private securities	0	2,496,890	137,793		2,634,683
Asset-backed securities(2)	0	860,209	34,344		894,553
Commercial mortgage-backed securities	0	605,744	88,944		694,688
Residential mortgage-backed securities	0	95,901	0		95,901
Subtotal	0	13,997,655	441,301		14,438,956
Fixed maturities, trading	0	1,814,999	0		1,814,999
Equity securities	184,148	15,337	29,783		229,268
Short-term investments	0	139,109	2,772		141,881
Cash equivalents	0	917,443	0		917,443
Other invested assets(3)	36,359	7,318,937	0	(7,317,530)	37,766
Other assets	0	0	75,858		75,858
Reinsurance recoverables	0	0	555,053		555,053
Receivables from parent and affiliates	0	150,946	0		150,946
Subtotal excluding separate account assets	220,507	24,354,426	1,104,767	(7,317,530)	18,362,170
Separate account assets(4)(5)	68,279	113,591,798	0		113,660,077
Total assets	$288,786	$137,946,224	$1,104,767	$(7,317,530)	$132,022,247
Future policy benefits(6)	$0	$0	$5,706,968	$	$5,706,968
Policyholders' account balances	0	0	3,427,667		3,427,667
Payables to parent and affiliates	0	14,467,750	0	(14,424,444)	43,306
Other liabilities	36,235	(24,189)	0	(3,797)	8,249
Total liabilities	$36,235	$14,443,561	$9,134,635	$(14,428,241)	$9,186,190

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$333,940	$0	$	$333,940
Obligations of U.S. states and their political subdivisions	0	630,521	0		630,521
Foreign government bonds	0	350,321	150		350,471
U.S. corporate public securities	0	5,131,872	0		5,131,872
U.S. corporate private securities	0	1,873,370	131,505		2,004,875
Foreign corporate public securities	0	921,008	8,894		929,902
Foreign corporate private securities	0	2,508,676	245,235		2,753,911
Asset-backed securities(2)	0	484,861	62,449		547,310
Commercial mortgage-backed securities	0	463,689	111,495		575,184
Residential mortgage-backed securities	0	20,180	0		20,180
Subtotal	0	12,718,438	559,728		13,278,166
Fixed maturities, trading	0	3,302,392	0		3,302,392
Equity securities	58,160	40,635	12,472		111,267
Short-term investments	9,997	135,440	0		145,437
Cash equivalents	13,999	422,633	0		436,632
Other invested assets(3)	246,097	6,840,437	0	(6,818,009)	268,525
Other assets	0	0	72,937		72,937
Reinsurance recoverables	0	0	931,207		931,207
Receivables from parent and affiliates	0	162,045	0		162,045
Subtotal excluding separate account assets	328,253	23,622,020	1,576,344	(6,818,009)	18,708,608
Separate account assets(4)(5)	52,100	144,059,558	0		144,111,658
Total assets	$380,353	$167,681,578	$1,576,344	$(6,818,009)	$162,820,266
Future policy benefits(6)	$0	$0	$9,047,956	$	$9,047,956
Policyholders' account balances	0	0	3,245,773		3,245,773
Payables to parent and affiliates	0	12,563,253	0	(12,563,253)	0
Other liabilities	10,730	12,624	0	(4,829)	18,525
Total liabilities	$10,730	$12,575,877	$12,293,729	$(12,568,082)	$12,312,254

(1)“Netting” amounts represent cash collateral of $(7,111) million and $(5,750) million as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As June 30, 2022 and December 31, 2021, the fair values of such investments were $76 million and $79 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2022 and December 31, 2021, the fair value of such investments was $5,132 million and $5,686 million, respectively.
(6)As of June 30, 2022, the net embedded derivative liability position of $5,707 million includes $714 million of embedded derivatives in an asset position and $6,421 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $9,048 million includes $610 million of embedded derivatives in an asset position and $9,658 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	June 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$237,632	Discounted cash flow	Discount rate		10.26%		20%	12.67%		Decrease
		Market Comparables	EBITDA multiples(3)	1.8	X	18.5	X	7.5	X	Increase
Reinsurance recoverables	$555,053	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$5,706,968	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over SOFR(7)		0.51%		2.14%			Decrease
			Utilization rate(8)		38%		95%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		18%		28%			Increase
Policyholders' account balances(5)	$3,427,667	Discounted cash flow	Lapse rate(6)		1%		80%			Decrease
			Spread over SOFR(7)		0.24%		2.14%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Equity volatility curve		6%		36%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$312,139	Discounted cash flow	Discount rate	1.65%	20%	4.57%	Decrease
		Market Comparables	EBITDA multiples(3)	4.9X	19.2X	9.0X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$931,207	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$9,047,956	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(5)	$3,245,773	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Equity volatility curve	6%	31%		Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale and fixed maturities, trading.
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
(7)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2022 and December 31, 2021, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 77% and 76%, respectively. As of June 30, 2022 and December 31, 2021, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Foreign government	140	(5)	0	0	0	0	0	0	0	135	(5)
Corporate securities(4)	385,358	(12,845)	83,901	(11,217)	0	(21,195)	0	0	(106,124)	317,878	(10,577)
Structured securities(5)	112,116	(10,352)	33,490	0	0	(571)	0	0	(11,395)	123,288	(10,305)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	11,463	(1,111)	10,000	(230)	0	0	9,661	0	0	29,783	(1,129)
Short-term investments	0	5	2,766	0	0	(54)	0	55	0	2,772	0
Other assets	75,201	8,050	(6,574)	0	0	(819)	0	0	0	75,858	7,231
Reinsurance recoverables	700,700	(179,685)	34,038	0	0	0	0	0	0	555,053	(174,545)
Liabilities:
Future policy benefits	(6,964,587)	1,510,153	0	0	(252,534)	0	0	0	0	(5,706,968)	1,460,746
Policyholders' account balances(6)	(3,260,195)	71,103	0	0	0	(238,575)	0	0	0	(3,427,667)	(341,035)

	Three Months Ended June 30, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,909)	$0	$(21,240)	$(53)	$631	$0	$(21,518)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(1,111)	0	0	0	(1,129)	0
Short-term investments	0	0	0	5	0	0	0
Other assets	8,050	0	0	0	7,231	0	0
Reinsurance recoverables	(179,685)	0	0	0	(174,545)	0	0
Liabilities:
Future policy benefits	1,510,153	0	0	0	1,460,746	0	0
Policyholders' account balances	71,103	0	0	0	(341,035)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Foreign government	150	(15)	0	0	0	0	0	0	0	135	(15)
Corporate securities(4)	385,634	(49,220)	133,311	(12,388)	0	(33,335)	0	0	(106,124)	317,878	(47,042)
Structured securities(5)	173,944	(22,328)	33,490	0	0	(1,073)	0	0	(60,745)	123,288	(22,280)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	12,472	(2,120)	10,000	(230)	0	0	9,661	0	0	29,783	(2,138)
Short-term investments	0	5	2,766	0	0	(54)	0	55	0	2,772	0
Other assets	72,937	4,337	1,241	0	0	(2,657)	0	0	0	75,858	1,679
Reinsurance recoverables	931,207	(445,494)	69,340	0	0	0	0	0	0	555,053	(430,193)
Liabilities:
Future policy benefits	(9,047,956)	3,856,540	0	0	(515,552)	0	0	0	0	(5,706,968)	3,702,735
Policyholders' account balances(6)	(3,245,773)	(29,550)	0	0	0	(391,366)	239,022	0	0	(3,427,667)	(492,251)

	Six Months Ended June 30, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(16,812)	$0	$(55,081)	$330	$(14,380)	$0	$(54,957)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(2,120)	0	0	0	(2,138)	0
Short-term investments	0	0	0	5	0	0	0
Other assets	4,337	0	0	0	1,679	0	0
Reinsurance recoverables	(445,494)	0	0	0	(430,193)	0	0
Liabilities:
Future policy benefits	3,856,540	0	0	0	3,702,735	0	0
Policyholders' account balances	(29,550)	0	0	0	(492,251)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	157	(1)	0	0	0	0	0	0	0	156	(1)
Corporate securities(4)	165,491	5,050	23	0	0	(2,208)	0	2,474	0	170,830	5,000
Structured securities(5)	2,134	2	25,450	0	0	(407)	0	0	0	27,179	1
Other assets:
Fixed maturities, trading	767	34	0	0	0	0	0	0	0	801	33
Equity securities	7,678	327	0	0	0	0	0	0	0	8,005	327
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	7,447,863	1,550,027	277,633	0	0	0	0	0	0	9,275,523	1,638,970
Liabilities:
Future policy benefits	(7,435,081)	(1,552,781)	0	0	(275,654)	0	0	0	0	(9,263,516)	(1,640,666)
Policyholders' account balances(6)	(1,031,525)	(146,924)	0	0	0	21,839	0	0	0	(1,156,610)	(128,815)

	Three Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$2,316	$0	$2,708	$27	$2,300	$0	$2,700
Other assets:
Fixed maturities, trading	0	34	0	0	0	33	0
Equity securities	0	327	0	0	0	327	0
Other assets	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0
Reinsurance recoverables	1,550,027	0	0	0	1,638,970	0	0
Liabilities:
Future policy benefits	(1,552,781)	0	0	0	(1,640,666)	0	0
Policyholders' account balances	(146,924)	0	0	0	(128,815)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	(7)	0	0	0	0	0	0	0	156	(8)
Corporate securities(4)	174,776	(7,032)	2,342	0	0	(4,373)	0	5,117	0	170,830	(7,101)
Structured securities(5)	2,065	(13)	25,950	0	0	(823)	0	0	0	27,179	(13)
Other assets:
Fixed maturities, trading	755	46	0	0	0	0	0	0	0	801	46
Equity securities	7,889	116	0	0	0	0	0	0	0	8,005	116
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	13,239,539	(4,519,882)	555,866	0	0	0	0	0	0	9,275,523	(4,201,349)
Liabilities:
Future policy benefits	(13,227,814)	4,516,201	0	0	(551,903)	0	0	0	0	(9,263,516)	4,197,669
Policyholders' account balances(6)	(1,155,274)	(36,667)	0	0	0	35,331	0	0	0	(1,156,610)	(325)

	Six Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1,808	$0	$(8,910)	$50	$1,799	$0	$(8,921)
Other assets:
Fixed maturities, trading	0	46	0	0	0	46	0
Equity securities	0	116	0	0	0	116	0
Short-term investments	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0
Reinsurance recoverables	(4,519,882)	0	0	0	(4,201,349)	0	0
Liabilities:
Future policy benefits	4,516,201	0	0	0	4,197,669	0	0
Policyholders' account balances	(36,667)	0	0	0	(325)	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Other largely represents an out of period adjustment related to certain portions of reinsurance activity that had been incorrectly recorded on the balance sheet during the fourth quarter of 2021.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements - The following tables represent information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3).

	Three Month Ended June 30,		Six Month Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Equity in earnings of operating joint venture, net of taxes
Investment in joint venture	$(75,000)	$0	$(75,000)	$0

	June 30, 2022	December 31, 2021
	(in thousands)
Carrying value after measurement as of period end:
Investment in joint venture	$60,456	$0

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

	June 30, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,852,215	$2,852,215	$3,066,931
Policy loans	0	0	489,592	489,592	489,592
Short-term investments	129,000	0	0	129,000	129,000
Cash and cash equivalents	872,309	0	0	872,309	872,309
Accrued investment income	0	161,703	0	161,703	161,703
Reinsurance recoverables	0	0	26,248	26,248	27,938
Receivables from parent and affiliates	0	46,958	0	46,958	46,958
Other assets	0	43,201	480,772	523,973	523,973
Total assets	$1,001,309	$251,862	$3,848,827	$5,101,998	$5,318,404
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,285,380	$2,619,853	$3,905,233	$3,920,807
Cash collateral for loaned securities	0	150,666	0	150,666	150,666
Long-term debt to affiliates	0	297,877	0	297,877	315,807
Payables to parent and affiliates	0	28,796	0	28,796	28,796
Other liabilities	0	813,143	33,250	846,393	846,393
Total liabilities	$0	$2,575,862	$2,653,103	$5,228,965	$5,262,469

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,883,710	$2,883,710	$2,832,560
Policy loans	0	0	1,327,485	1,327,485	1,327,485
Short-term investments	37,000	0	0	37,000	37,000
Cash and cash equivalents	297,299	185,000	0	482,299	482,299
Accrued investment income	0	160,027	0	160,027	160,027
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	116,086	0	116,086	116,086
Other assets	0	134,598	434,383	568,981	568,981
Total assets	$334,299	$595,711	$4,675,509	$5,605,519	$5,553,321
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,356,850	$2,590,487	$3,947,337	$3,941,822
Cash collateral for loaned securities	0	3,004	0	3,004	3,004
Long-term debt to affiliates	0	319,225	0	319,225	320,362
Payables to parent and affiliates	0	31,775	0	31,775	31,775
Other liabilities	0	864,788	34,091	898,879	898,879
Total liabilities	$0	$2,575,642	$2,624,578	$5,200,220	$5,195,842

(1) Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), Gibraltar Universal Life Reinsurance Company ("GUL Re"), Dryden Arizona Reinsurance Term Company (“DART”), Lotus Reinsurance Company Ltd. ("Lotus Re"), PALAC, a former subsidiary of Prudential Financial that was sold to Fortitude on April 1, 2022, which is discussed in Note 1, and Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), a subsidiary of Prudential Financial that was sold to a third-party on June 30, 2021, as discussed below. As of July 1, 2021, the Company recaptured the risks related to its business that had been previously reinsured to PALAC as a result of the 2021 Variable Annuities Recapture, which is discussed below and in Note 1. The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance are recorded within “Other assets” and the corresponding funds withheld liability for assets retained under these reinsurance agreements are recorded within “Other liabilities.” Balances associated with these agreements are included in the tables below.

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees and index-linked features of certain annuity products. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities to PALAC which was recaptured as part of the 2021 Variable Annuities Recapture, and the PLNJ business which was reinsured to Prudential Insurance. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 4 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables	$38,809,510	$38,598,767
Policy loans	(1,012,829)	(156,749)
Deferred policy acquisition costs(1)	(3,203,610)	(2,575,232)
Deferred sales inducements	(34,354)	(37,905)
Other assets(2)(3)	854,974	850,681
Policyholders’ account balances (2)(4)	13,655,630	14,386,443
Future policy benefits(5)	5,167,591	5,286,252
Other liabilities(2)(6)	2,616,417	1,642,413

(1)Includes $481 million and $0 million of unaffiliated activity as of June 30, 2022 and December 31, 2021, respectively.
(2)Prior period has been reclassified to conform to the current period presentation to include reinsurance agreements using the deposit method of accounting.
(3)Includes $742 million and $497 million of unaffiliated activity as of June 30, 2022 and December 31, 2021, respectively.
(4)Includes $9,209 million and $0 million of unaffiliated activity as of June 30, 2022 and December 31, 2021, respectively.
(5)Includes $2 million and $0.0 million of unaffiliated activity as of June 30, 2022 and December 31, 2021, respectively.
(6)Includes $599 million and $467 million of unaffiliated activity as of June 30, 2022 and December 31, 2021, respectively.

The deposit assets on reinsurance totaled $521 million and $497 million at June 30, 2022 and December 31, 2021, respectively. The funds withheld liabilities totaled $458 million and $419 million at June 30, 2022 and December 31, 2021, respectively.

Reinsurance recoverables by counterparty are broken out below:

	June 30, 2022	December 31, 2021
	(in thousands)
PAR U	$13,365,163	$13,523,832
PALAC(1)	0	7,198,504
PURC	5,760,428	5,830,441
PARCC	2,282,435	2,371,491
GUL Re	2,666,661	2,710,926
PAR Term	1,998,500	1,972,339
Prudential Insurance	1,378,191	2,082,551
Term Re	2,006,812	1,953,063
Lotus Re	1,986,321	32,039
DART	708,366	644,101
Unaffiliated(1)	6,656,633	279,480
Total reinsurance recoverables	$38,809,510	$38,598,767
(1)Due to the sale of PALAC on April 1, 2022 the reinsurance recoverable balance has become unaffiliated.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Premiums:
Direct	$471,343	$486,008	$945,271	$972,885
Assumed(1)	(9,474)	41	(8,077)	84
Ceded(2)	(404,448)	(441,187)	(805,528)	(883,702)
Net premiums	57,421	44,862	131,666	89,267
Policy charges and fee income:
Direct	900,644	893,456	1,802,968	1,803,345
Assumed(3)	161,372	146,537	312,193	286,650
Ceded(4)	(436,204)	(859,793)	(1,297,787)	(1,757,930)
Net policy charges and fee income	625,812	180,200	817,374	332,065
Net investment income:
Direct	195,480	96,905	390,991	197,300
Assumed	365	371	818	730
Ceded(5)	(3,717)	(1,976)	(20,381)	(3,863)
Net investment income	192,128	95,300	371,428	194,167
Asset administration fees:
Direct	88,655	98,823	186,112	195,437
Assumed	0	0	0	0
Ceded	(16,865)	(92,547)	(35,090)	(182,950)
Net asset administration fees	71,790	6,276	151,022	12,487
Other income (loss):
Direct	(325,563)	24,577	(674,251)	41,677
Assumed(6)	(2,548)	13	(2,509)	(60)
Ceded	(60)	41	(438)	106
Amortization of reinsurance income	16,155	999	37,578	2,151
Net Other income (loss)	(312,016)	25,630	(639,620)	43,874
Realized investment gains (losses), net:
Direct	1,148,607	(1,655,473)	2,355,755	4,502,274
Assumed(7)	(281,646)	0	(485,630)	0
Ceded(8)	(152,252)	1,532,971	(371,309)	(4,548,168)
Realized investment gains (losses), net	714,709	(122,502)	1,498,816	(45,894)
Policyholders’ benefits (including change in reserves):
Direct	1,421,515	801,694	2,326,652	1,799,518
Assumed(9)	761,610	225,704	1,000,277	417,509
Ceded(10)	(2,025,019)	(949,322)	(2,949,059)	(2,045,038)
Net policyholders’ benefits (including change in reserves)	158,106	78,076	377,870	171,989
Interest credited to policyholders’ account balances:
Direct	202,814	100,790	404,840	280,225
Assumed(11)	29,601	32,132	102,103	65,118
Ceded	(109,471)	(85,522)	(220,473)	(241,773)
Net interest credited to policyholders’ account balances	122,944	47,400	286,470	103,570
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(80,230)	(292,845)	(216,082)	(761,280)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Includes $(13) million and $0.1 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(13) million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Includes $(9) million and $(7) million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(16) million and $(14) million for the six months ended June 30, 2022 and 2021, respectively.
(3)Includes $11 million and $0 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $11 million and $0 million for the six months ended June 30, 2022 and 2021, respectively.
(4)Includes $(20) million and $(16) million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(38) million and $(30) million for the six months ended June 30, 2022 and 2021, respectively.
(5)Includes $9 million and $0 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $4 million and $0 million for the six months ended June 30, 2022 and 2021, respectively.
(6)Includes $(3) million and $0 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(3) million and $0 million for the six months ended June 30, 2022 and 2021, respectively.
(7)Includes $(282) million and $0 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(282) million and $0 million for the six months ended June 30, 2022 and 2021, respectively.
(8)Includes $(9) million and $31 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(14) million and $(110) million for the six months ended June 30, 2022 and 2021, respectively.
(9)Includes $1 million and $0.2 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $1 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
(10)Includes $(18) million and $(50) million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(38) million and $(131) million for the six months ended June 30, 2022 and 2021, respectively.
(11)Includes $(3) million and $0 million of unaffiliated activity for the three months ended June 30, 2022 and 2021, respectively, and $(3) million and $0 million for the six months ended June 30, 2022 and 2021, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Direct gross life insurance face amount in force	$1,086,899,612	$1,068,336,643
Assumed gross life insurance face amount in force	37,151,725	38,300,008
Reinsurance ceded	(1,012,351,998)	(993,562,545)
Net life insurance face amount in force	$111,699,339	$113,074,106

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 1, 2022, PALAC was sold to Fortitude as discussed in Note 1 and is no longer considered an affiliate of the Company.

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

Effective January 1, 2022 the Company recaptured the risks that were previously ceded to Lotus Re from October 1, 2021 through December 31, 2021. Immediately thereafter, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with a closed block of Variable Life business on a coinsurance and modified coinsurance basis including policies in the extended term policy status. The amount of the net liabilities associated with the transaction for coinsurance and modified coinsurance were $1,381 million and $14,037 million, respectively. As part of the consideration, the Company also ceded to Lotus Re $855 million of policy loan assets associated with the reinsured policies while receiving $820 million in cash from Lotus Re. As a result, the Company recorded a $1,346 million deferred gain, which will be recognized over the remaining life of the underlying policies. In tandem with the transaction, effective January 1, 2022, Lotus Re established an automatic YRT agreement with the Company to cede back a portion of the mortality risks associated with the reinsured policies for the purposes of the Company maintaining YRT reinsurance with external counterparties.

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

FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of its variable indexed annuities. The reinsurance of the variable indexed annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts. As a result of the agreement, Reinsurance recoverables includes the assumed modified coinsurance arrangement, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured contracts under this reinsurance agreement. As of June 30, 2022, the total account value of contracts novated from FLIAC to the Company were $957 million for variable indexed annuities contracts and $315 million for fixed indexed annuities contracts, which is approximately 13% of the total reinsured block.

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton Reinsurance Ltd. ("Union Hamilton"). This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2022, $2.7 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In determining the full year projected tax rate, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” Taxes attributable to operating joint ventures are recorded within “Equity in earnings of operating joint ventures, net of taxes.” The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $71.1 million, or 14.92% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first six months of 2022, compared to an income tax benefit of $(38.3) million, or (120.44)%, in the first six months of 2021. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(11,274)	$358,709	$347,435
Change in OCI before reclassifications	(7,870)	(1,920,685)	(1,928,555)
Amounts reclassified from AOCI	0	7,026	7,026
Income tax benefit (expense)	735	401,777	402,512
Balance, June 30, 2022	$(18,409)	$(1,153,173)	$(1,171,582)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(7,797)	$553,925	$546,128
Change in OCI before reclassifications	(4,781)	(129,762)	(134,543)
Amounts reclassified from AOCI	0	(4,473)	(4,473)
Income tax benefit (expense)	149	28,186	28,335
Balance, June 30, 2021	$(12,429)	$447,876	$435,447

(1)Includes cash flow hedges of $144 million and $40 million as of June 30, 2022 and December 31, 2021, respectively, and $12 million and $(8) million as of June 30, 2021 and December 31, 2020, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$42,622	$1,816	$56,412	$5,842
Net unrealized investment gains (losses) on available-for-sale securities	(26,717)	1,369	(63,438)	(1,369)
Total net unrealized investment gains (losses)(4)	15,905	3,185	(7,026)	4,473
Total reclassifications for the period	$15,905	$3,185	$(7,026)	$4,473

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2021	$3,685	$582,704	$983,085	$(1,115,484)	$(95,281)	$358,709
Net investment gains (losses) on investments arising during the period	(1,592)	(2,210,285)	0	0	464,388	(1,747,489)
Reclassification adjustment for (gains) losses included in net income	727	6,299	0	0	(1,475)	5,551
Reclassification due to allowance for credit losses recorded during the period	698	(698)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(1,798,631)	2,089,823	(61,136)	230,056
Balance, June 30, 2022	$3,518	$(1,621,980)	$(815,546)	$974,339	$306,496	$(1,153,173)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The expense charged to the Company for the deferred compensation program was $0.5 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $3.2 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $5 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, and $10 million and $6 million for the six months ended June 30, 2022 and 2021, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $3 million for both the three months ended June 30, 2022 and 2021, and $7 million and $6 million for the six months ended June 30, 2022 and 2021, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $4 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $162 million and $97 million for the three months ended June 30, 2022 and 2021, respectively, and $332 million and $193 million for the six months ended June 30, 2022 and 2021, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $21 million and $14 million for the three months ended June 30, 2022 and 2021, respectively, and $34 million and $32 million for the six months ended June 30, 2022 and 2021, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,431 million at June 30, 2022 and $5,248 million at December 31, 2021. Fees related to these COLI policies were $13 million and $14 million for the three months ended June 30, 2022 and 2021, respectively, and $27 million for both the six months ended June 30, 2022 and 2021. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $10 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, and $18 million and $7 million for the six months ended June 30, 2022 and 2021, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $475 million and $466 million as of June 30, 2022 and December 31, 2021, respectively. "Net investment income" related to these ventures includes gains of $6 million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and gains of $19 million and $7 million for the six months ended June 30, 2022 and 2021, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $78 million and $94 million for the three months ended June 30, 2022 and 2021, respectively, and $163 million and $185 million for the six months ended June 30, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $9 million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and $19 million and $7 million for the six months ended June 30, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2022 and December 31, 2021 were as follows:

	Maturity Dates			Interest Rates			June 30, 2022	December 31, 2021
							(in thousands)
U.S. dollar fixed rate notes	2022	-	2027	0.00%	-	14.85%	$150,946	$162,045
Total notes receivable - affiliated(1)							$150,946	$162,045

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued interest receivable related to these loans was $1 million at both June 30, 2022 and December 31, 2021, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended June 30, 2022 and 2021, and $2 million for both the six months ended June 30, 2022 and 2021, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at June 30, 2022 and December 31, 2021 were as follows:

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	5.62%	$72,818	$73,412

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

Accrued interest receivable related to the loan was $0.3 million at June 30, 2022 and is included in "Accrued investment income". Revenues were $1 million for the three months ended June 30, 2022 and $1 million for the six months ended June 30, 2022, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2022 and for the year ended December 31, 2021, excluding those related to the 2021 Variable Annuities Recapture effective July 1, 2021, as described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	June 2021	Purchase	Equities	$40,284	$40,284	$0	$0
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$64,374	$59,642	$(3,739)	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$37,887	$35,264	$2,073	$0
Hirakata LLC	September 2021	Purchase	Fixed Maturities	$13,944	$13,944	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Fixed Maturities	$120,256	$120,256	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Fixed Maturities	$173,590	$166,427	$0	$7,163
Prudential Insurance	September 2021	Purchase	Commercial Mortgage and Other Loans	$45,358	$42,127	$(2,553)	$0
Prudential Insurance	September 2021	Sale	Commercial Mortgage and Other Loans	$22,796	$21,780	$802	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Commercial Mortgage and Other Loans	$29,483	$29,483	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Commercial Mortgage and Other Loans	$51,005	$47,020	$0	$3,985
Prudential Insurance	September 2021	Purchase	Derivatives	$600	$494	$(84)	$0
Prudential Insurance	September 2021	Sale	Derivatives	$335	$175	$127	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Derivatives	$(1,243)	$(1,243)	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Derivatives	$2,846	$770	$0	$2,076
PAR U	November 2021	Purchase	Fixed Maturities	$41,021	$41,021	$0	$0
PALAC	November 2021	Purchase	Derivatives	$1,112	$1,112	$0	$0
PALAC	December 2021	Transfer In	Fixed Maturities	$2,037,320	$2,037,320	$0	$0
PURC	December 2021	Purchase	Fixed Maturities	$48,041	$48,041	$0	$0
PALAC	December 2021	Purchase	Fixed Maturities	$57,087	$57,087	$0	$0
PALAC	December 2021	Transfer In	Commercial Mortgage and Other Loans	$517,309	$517,309	$0	$0
Prudential Insurance	December 2021	Contributed Capital	Fixed Maturities	$166,676	$166,676	$0	$0
Prudential Retirement Insurance & Annuity Co	December 2021	Sale	Derivatives	$31,567	$0	$0	$31,567
Prudential Retirement Insurance & Annuity Co	December 2021	Purchase	Derivatives	$73,572	$73,572	$0	$0
PALAC	December 2021	Purchase	Derivatives	$8,455	$8,455	$0	$0
PALAC	January 2022	Purchase	Fixed Maturities	$4,432	$4,432	$0	$0
PALAC	January 2022	Purchase	Derivatives	$404	$404	$0	$0
PALAC	February 2022	Purchase	Fixed Maturities	$128,909	$128,909	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PAR U	April 2022	Purchase	Fixed Maturities	$48,970	$48,970	$0	$0
Prudential Insurance	May 2022	Purchase	Fixed Maturities	$233,426	$241,128	$6,085	$0
Prudential Insurance	June 2022	Purchase	Fixed Maturities	$88,754	$81,216	$(5,955)	$0
Prudential Insurance	June 2022	Transfer In	Fixed Maturities	$52,089	$45,031	$(5,577)	$0
Prudential Insurance	June 2022	Transfer Out	Fixed Maturities	$48,786	$58,984	$(8,057)	$0
PAR U	June 2022	Purchase	Commercial Mortgage and Other Loans	$6,492	$6,492	$0	$0
PAR U	June 2022	Sale	Commercial Mortgage and Other Loans	$14,853	$15,725	$0	$(872)
GUL Re	June 2022	Purchase	Commercial Mortgage and Other Loans	$13,551	$13,551	$0	$0
GUL Re	June 2022	Sale	Commercial Mortgage and Other Loans	$8,692	$9,033	$0	$(341)
PURC	June 2022	Purchase	Commercial Mortgage and Other Loans	$4,403	$4,403	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's long-term debt to affiliates as of June 30, 2022 and December 31, 2021:

Affiliate	Date Issued	Amount of Notes - June 30, 2022	Amount of Notes - December 31, 2021	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$98,222	$99,770	4.39%	12/15/2023
Prudential Insurance	8/13/2021	29,466	29,931	4.39%	12/15/2023
Prudential Insurance	8/13/2021	99,010	100,348	3.95%	6/20/2024
Prudential Insurance	8/13/2021	39,604	40,139	3.95%	6/20/2024
Prudential Insurance	8/13/2021	49,505	50,174	3.95%	6/20/2024
Total Loans Payable to Affiliates		$315,807	$320,362

Effective August 2021, the affiliated long-term debt was transferred to the Company from PALAC based on the market value of $324 million. The Company recorded a premium of $24 million which is amortized into earnings over the life of the loans.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $(5) million and $0 million for the three months ended June 30, 2022 and 2021, respectively, and $(5) million and $0 million for the six months ended June 30, 2022 and 2021, respectively.

Contributed Capital and Dividends

In March and June 2022, the Company received a capital contribution in the amount of $8 million and $3 million, respectively, from Prudential Insurance. In January, July and December of 2021, the Company received capital contributions in the amount of $106 million, $3,813 million and $457 million, respectively, from Prudential Insurance. The December 2021 capital contribution includes $167 million of invested assets related to the Reinsurance Agreement with PALAC.

In June 2021, there was a $34 million return of capital to Prudential Insurance associated with the financial guarantee related to the sale of Prudential of Taiwan.

Through June 2022 and December 2021, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2022 and December 31, 2021, the outstanding balances on these commitments were $121 million and $121 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both June 30, 2022 and December 31, 2021. There was a change in allowance of $0.0 million for both the three and six months ended June 30, 2022 and 2021. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2022 and December 31, 2021, $586 million and $753 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2022 or 2021.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan as discussed in Note 6. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $33 million as of June 30, 2022 and had a liability of $34 million as of December 31, 2021, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2022, compared with December 31, 2021, and its consolidated results of operations for the three and six months ended June 30, 2022 and 2021. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements” , and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders.

Effective April 1, 2022, Prudential Financial completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”) to Fortitude Group Holdings, LLC (“Fortitude”). As such, PALAC is no longer an affiliate of Prudential Financial or the Company. Fortitude subsequently renamed the company Fortitude Life Insurance & Annuity Company (“FLIAC”).

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to Prudential Annuities Life Assurance Corporation (“PALAC”) from April 1, 2016 through June 30, 2021, subsequently renamed FLIAC. The recapture does not impact Pruco Life Insurance Company of New Jersey (“PLNJ”), which will continue to reinsure its new and in force business to The Prudential Insurance Company of America ("Prudential Insurance"). The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture". For more information on this transition, see Note 1 to the Consolidated Financial Statements.

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC.

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

COVID-19
Since the first quarter of 2020, the COVID-19 pandemic has caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in the current period and is expected to impact our results of operations in future periods. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. COVID-19 may contribute to elevated levels of mortality, resulting in increased life insurance claims.

•Results of Operations. See “Results of Operations” for a discussion of results for the second quarter and the first six months of 2022.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2022, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.4% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2022 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For further discussion of impacts that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly increase disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements. for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $31.3 billion from $221.7 billion at December 31, 2021 to $190.4 billion at June 30, 2022. Significant components were:
•Separate account assets decreased $31.0 billion primarily driven by unfavorable equity performance and net outflows;
•Invested assets decreased $1.0 billion driven by $1.8 billion in unrealized losses on investments primarily due to rising interest rates and partially offset by a $0.8 billion decrease in policy loans from ceding a portion of the variable life business to Lotus Reinsurance Company Ltd. ("Lotus Re");
Partially offset by:
•Cash and cash equivalents increased $0.9 billion primarily due to collateral funding requirements.
Total liabilities decreased $30.0 billion from $215.7 billion at December 31, 2021 to $185.7 billion at June 30, 2022. Significant components were:
•Separate account liabilities decreased $31.0 billion, corresponding to the decrease in Separate account assets, as discussed above;
•Future policy benefits decreased $3.8 billion driven by a decrease in reserves related to our variable annuity living benefit guarantees due to widening non-performance risk ("NPR") spreads and rising interest rates, partially offset by unfavorable equity market performance;
Partially offset by:
•Policyholder account balances increased $3.7 billion driven by incremental indexed product sales; and
•Other liabilities increased $0.9 billion driven by the deferred reinsurance gain from ceding a portion of the variable life business to Lotus Re, partially offset by a decrease to cost of reinsurance liabilities.
Total equity decreased $1.2 billion from $6.0 billion at December 31, 2021 to $4.8 billion at June 30, 2022 driven by $1.8 billion of unrealized losses on investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss).

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $532 million from a loss of $26 million for the three months ended June 30, 2021 to income of $506 million for the three months ended June 30, 2022. This includes a favorable comparative net gain of $342 million from our annual reviews and update of assumptions and other refinements driven by an NPR assumption update. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $189 million primarily driven by:
•Earnings impact from the variable annuity recapture and new reinsurance with FLIAC in 2021;

Six Months Comparison

Income (loss) from operations before income taxes increased $444 million from income of $32 million for the six months ended June 30, 2021 to a gain of $476 million for the six months ended June 30, 2022. This includes a favorable comparative net gain of $342 million from our annual reviews and update of assumptions and other refinements as noted above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $102 million primarily driven by:
•Earnings impact from the variable annuity recapture and new reinsurance with FLIAC in 2021;
Partially offset by:
•Fees paid to Prudential Insurance for the recapture of the yearly renewable term ("YRT") reinsurance for most of the Company's variable life insurance policies and by ceding a portion of the variable life business to Lotus Re.

The following table provides the net impact to the Unaudited Interim Statements of Operations, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$(13)	$1,364
Change in the NPR adjustment	1,125	1,602
Change in fair value of hedge assets, excluding capital hedges(3)	(752)	(2,145)
Change in fair value of capital hedges(4)	439	620
Other	(399)	(709)
Realized investment gains (losses), net, and related adjustments	400	732
Market experience updates(5)	(43)	(120)
Charges related to realized investments gains (losses), net	(36)	(237)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$321	$375
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of ($120) million and ($233) million for the three and six months ended June 30, 2022, respectively.

For the three months ended June 30, 2022, the gain of $321 million was primarily driven by a favorable impact from the NPR adjustment, partially offset by an unfavorable impact related to the change in the fair value of hedge assets.

For the six months ended June 30, 2022, the gain of $375 million was primarily driven by a favorable impact from the NPR adjustment and from a favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from hedge target, driven by rising interest rates, partially offset by an unfavorable impact related to the change in the fair value of hedge assets.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $1,120 million from $230 million for the three months ended June 30, 2021 to $1,350 million for the three months ended June 30, 2022. This includes a favorable comparative increase of $523 million from our annual reviews and update of assumptions and other refinements as noted above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $597 million primarily driven by:
•Higher realized investment gains (losses), net, primarily driven by a favorable impact from the NPR adjustment, partially offset by an unfavorable impact related to the change in the fair value of hedge assets;
•Higher policy charges and fee income is driven by the variable annuity recapture.
Benefits and expenses increased $588 million from $256 million for the three months ended June 30, 2021 to $844 million for the three months ended June 30, 2022. This includes an unfavorable comparative increase of $181 million from our annual reviews and update of assumptions and other refinements as noted above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $407 million primarily driven by:
•Higher Benefits and expenses driven by the variable annuity recapture and new reinsurance with FLIAC in 2021.
Six Months Comparison
Revenues increased $1,705 million from $626 million for the six months ended June 30, 2021 to $2,331 million for the six months ended June 30, 2022. This includes a favorable comparative increase of $523 million from our annual reviews and update of assumptions and other refinements as noted above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $1,183 million primarily driven by:
•Higher realized investment gains (losses), primarily driven by a favorable impact from the NPR adjustment and from a favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from hedge target, driven by rising interest rates, partially offset by an unfavorable impact related to the change in the fair value of hedge assets; and
•Higher policy charges and fee income is driven by the variable annuity recapture, partially offset by the fee paid to Prudential Insurance for the recapture of the YRT reinsurance for most of the Company's variable life insurance policies and by ceding a portion of the variable life business to Lotus Re.
Benefits and expenses increased $1,260 million from $594 million for the six months ended June 30, 2021 to $1,854 million for the six months ended June 30, 2022. This includes an unfavorable comparative increase of $181 million from our annual reviews and update of assumptions and other refinements as noted above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $1,079 million primarily driven by:
•Higher Benefits and expenses driven by the variable annuity recapture and new reinsurance with FLIAC in 2021.

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

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021, subsequently renamed FLIAC. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company. For more information on this transaction, see Note 1 to the Consolidated Financial Statements.
Fixed Annuity Risks and Risk Mitigants. Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. The primary risk exposure of these fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products.
Indexed Variable Annuity Risks and Risk Mitigants. Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its indexed variable annuities from FLIAC. The primary risk exposure of these indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates.
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

As of June 30, 2022
(in millions)
U.S. GAAP Liability, including NPR	$5,152
NPR Adjustment	3,649
Subtotal	8,801
Adjustments including risk margins and valuation methodology differences	(2,710)
Economic liability managed by ALM strategy	$6,091
As of June 30, 2022, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2022 and December 31, 2021, the Company had liquid assets of $18,544 million and $17,793 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2,061 million and $1,101 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, $13,056 million, or 90%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of June 30, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,600 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,821 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding as of December 31, 2021. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2021.

As of June 30, 2022, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of June 30, 2022, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2022, there have been no material changes in our exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 11, 2022