Form 10-Q
period 2022-09-30
PRUCO LIFE INSURANCE CO
filed 2022-11-10
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 10, 2022, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2022 and December 31, 2021	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021	5

	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	8

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	10

	3. Investments	14

	4. Derivatives and Hedging	25

	5. Fair Value of Assets and Liabilities	31

	6. Reinsurance	45

	7. Income Taxes	52

	8. Equity	53

	9. Related Party Transactions	55

	10. Commitments and Contingent Liabilities	61

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75

Item 4.	Controls and Procedures	75

PART II—OTHER INFORMATION		76

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 6.	Exhibits	77

SIGNATURES		78

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2022 and December 31, 2021 (in thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2022-$4,712; 2021-$4,149) (amortized cost: 2022–$19,108,100; 2021–$12,737,749)	$16,321,510	$13,278,166
Fixed maturities, trading, at fair value (amortized cost: 2022–$2,472,717; 2021–$3,319,660)	1,740,394	3,302,392
Equity securities, at fair value (cost: 2022– $287,749; 2021–$106,174)	268,577	111,267
Policy loans	499,612	1,327,485
Short-term investments	471,820	182,437
Commercial mortgage and other loans (net of $16,132 and $5,951 allowance for credit losses at September 30, 2022 and December 31, 2021, respectively)	4,385,543	2,832,560
Other invested assets (includes $81,632 and $348,004 of assets measured at fair value at September 30, 2022 and December 31, 2021, respectively)	1,008,769	1,209,925
Total investments	24,696,225	22,244,232
Cash and cash equivalents	2,400,480	918,931
Deferred policy acquisition costs	6,524,761	6,830,972
Accrued investment income	191,602	160,027
Reinsurance recoverables	35,398,214	38,598,767
Receivables from parent and affiliates	207,961	278,131
Deferred sales inducements	283,104	374,649
Income tax assets	1,934,535	1,316,879
Other assets	1,095,617	1,140,948
Separate account assets	110,544,648	149,797,828
TOTAL ASSETS	$183,277,147	$221,661,364
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$22,963,655	$27,927,029
Policyholders’ account balances	40,678,440	35,361,795
Cash collateral for loaned securities	194,927	3,004
Long-term debt to affiliates	313,521	320,362
Payables to parent and affiliates	1,118,748	31,775
Other liabilities	3,310,087	2,264,477
Separate account liabilities	110,544,648	149,797,828
Total liabilities	179,124,026	215,706,270
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	6,034,840	6,042,491
Retained earnings / (accumulated deficit)	(28,370)	(437,332)
Accumulated other comprehensive income (loss)	(1,855,849)	347,435
Total equity	4,153,121	5,955,094
TOTAL LIABILITIES AND EQUITY	$183,277,147	$221,661,364

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Premiums	$63,354	$51,537	$195,020	$140,804
Policy charges and fee income	438,781	610,101	1,256,155	942,166
Net investment income	210,762	179,110	582,190	373,277
Asset administration fees	68,554	91,938	219,576	104,425
Other income (loss)	(163,701)	61,409	(803,321)	105,283
Realized investment gains (losses), net	23,958	(5,008,612)	1,522,774	(5,054,506)
TOTAL REVENUES	641,708	(4,014,517)	2,972,394	(3,388,551)
BENEFITS AND EXPENSES
Policyholders’ benefits	122,139	386,003	500,009	557,992
Interest credited to policyholders’ account balances	105,170	(304,406)	391,640	(200,836)
Amortization of deferred policy acquisition costs	96,048	138,794	731,768	225,749
General, administrative and other expenses	241,370	(1,039,337)	795,514	(807,697)
TOTAL BENEFITS AND EXPENSES	564,727	(818,946)	2,418,931	(224,792)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	76,981	(3,195,571)	553,463	(3,163,759)
Income tax expense (benefit)	(1,983)	(744,016)	69,090	(782,332)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	78,964	(2,451,555)	484,373	(2,381,427)
Equity in earnings of operating joint venture, net of taxes	(253)	466	(75,411)	621
NET INCOME (LOSS)	$78,711	$(2,451,089)	$408,962	$(2,380,806)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3,649)	877	(11,519)	(3,904)
Net unrealized investment gains (losses)	(862,220)	(70,667)	(2,775,879)	(204,902)
Total	(865,869)	(69,790)	(2,787,398)	(208,806)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(181,602)	(15,007)	(584,114)	(43,342)
Other comprehensive income (loss), net of taxes	(684,267)	(54,783)	(2,203,284)	(165,464)
Comprehensive income (loss)	$(605,556)	$(2,505,872)	$(1,794,322)	$(2,546,270)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$2,500	$6,042,491	$(437,332)	$347,435	$5,955,094
Contributed capital		8,160			8,160
Comprehensive income (loss):
Net income (loss)			(24,987)		(24,987)
Other comprehensive income (loss), net of tax				(804,210)	(804,210)
Total comprehensive income (loss)					(829,197)
Balance, March 31, 2022	$2,500	$6,050,651	$(462,319)	$(456,775)	$5,134,057
Contributed capital		3,194			3,194
Contributed (distributed) capital-parent/child asset transfers		(13,504)			(13,504)
Comprehensive income (loss):
Net income (loss)			355,238		355,238
Other comprehensive income (loss), net of taxes				(714,807)	(714,807)
Total comprehensive income (loss)					(359,569)
Balance, June 30, 2022	$2,500	$6,040,341	$(107,081)	$(1,171,582)	$4,764,178
Contributed capital		6,508			6,508
Contributed (distributed) capital-parent/child asset transfers		(12,009)			(12,009)
Comprehensive income (loss):
Net income (loss)			78,711		78,711
Other comprehensive income (loss), net of tax				(684,267)	(684,267)
Total comprehensive income (loss)					(605,556)
Balance, September 30, 2022	$2,500	$6,034,840	$(28,370)	$(1,855,849)	$4,153,121

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716
Contributed capital		105,900			105,900
Comprehensive income (loss):
Net income (loss)			103,377		103,377
Other comprehensive income (loss), net of tax				(281,676)	(281,676)
Total comprehensive income (loss)					(178,299)
Balance, March 31, 2021	$2,500	$1,832,590	$1,875,775	$264,452	$3,975,317
Contributed capital		0			0
Return of capital		(34,091)			(34,091)
Comprehensive income (loss):
Net income (loss)			(33,094)		(33,094)
Other comprehensive income (loss), net of tax				170,995	170,995
Total comprehensive income (loss)					137,901
Balance, June 30, 2021	$2,500	$1,798,499	$1,842,681	$435,447	$4,079,127
Contributed capital		3,813,370			3,813,370
Contributed (distributed) capital-parent/child asset transfers		(24,674)			(24,674)
Comprehensive income (loss):
Net income (loss)			(2,451,089)		(2,451,089)
Other comprehensive income (loss), net of tax				(54,783)	(54,783)
Total comprehensive income (loss)					(2,505,872)
Balance, September 30, 2021	$2,500	$5,587,195	$(608,408)	$380,664	$5,361,951

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$408,962	$(2,380,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(70,540)	(23,117)
Interest credited to policyholders’ account balances	391,640	(200,836)
Realized investment (gains) losses, net	(1,522,774)	5,054,506
Amortization and other non-cash items	132,174	2,194,580
Change in:
Future policy benefits	2,021,063	1,650,019
Reinsurance recoverables	(875,612)	(1,031,339)
Accrued investment income	(35,718)	(45,742)
Net payables to/receivables from parent and affiliates	97,663	37,027
Deferred policy acquisition costs	11,130	(3,757,575)
Income taxes	(26,802)	(839,899)
Derivatives, net	(1,144,519)	(481,898)
Other, net	1,636,794	143,809
Cash flows from (used in) operating activities	1,023,461	318,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,511,002	932,746
Fixed maturities, trading	871,217	5,567
Equity securities	109,213	99,362
Policy loans	126,551	128,140
Ceded policy loans	(85,231)	(9,616)
Short-term investments	212,518	79,584
Commercial mortgage and other loans	179,274	198,654
Other invested assets	70,570	122,821
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(5,061,674)	(1,422,592)
Fixed maturities, trading	(186,069)	(107,007)
Equity securities	(281,610)	(41,092)
Policy loans	(111,949)	(90,102)
Ceded policy loans	55,194	10,061
Short-term investments	(485,509)	(77,669)
Commercial mortgage and other loans	(547,112)	(227,104)
Other invested assets	(108,025)	(83,235)
Notes receivable from parent and affiliates, net	410	(54,928)
Derivatives, net	(331,816)	4,459
Other, net	35,618	(5,775)
Cash flows from (used in) investing activities	(4,027,428)	(537,726)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	9,164,371	3,677,850
Ceded policyholders’ account deposits	(916,797)	(842,153)
Policyholders’ account withdrawals	(4,338,707)	(3,010,737)
Ceded policyholders’ account withdrawals	425,911	246,895
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	191,938	(2,717)
Contributed capital	0	493,756
Contributed (distributed) capital - parent/child asset transfers	(15,366)	(3,946)
Proceeds from the issuance of debt (maturities longer than 90 days)	0	323,839
Drafts outstanding	(49,310)	18,192
Other, net	23,476	(8,026)
Cash flows from (used in) financing activities	4,485,516	892,953
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,481,549	673,956
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	918,931	426,979
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,400,480	$1,100,935

Significant Non-Cash Transactions
"Cash flows from (used in) operating activities" for the nine months ended September 30, 2022 excludes certain non-cash activities in the amount of $525 million related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 and $4,130 million related to the novated variable indexed annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 6 for more details regarding these transactions.

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

Reinsurance Agreement with FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. See Note 6 for additional information regarding this reinsurance arrangement.

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. The pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, (i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.) and; (ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Out of Period Adjustments

During the three and six months ended June 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net benefit of $32 million and $50 million, respectively, to “Income (loss) from operations before income taxes and equity in earnings of operating joint venture”. These adjustments related to reserves for certain universal and variable life products and certain portions of variable life and annuities reinsurance activity, of which $48 million was recorded in the first quarter of 2022.

During the three months ended September 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net charge of $68 million to “Income (loss) from operations before income taxes and equity in earnings of operating joint venture”. The adjustments primarily relate to the valuation of the embedded derivative associated with the variable indexed annuities reinsurance recoverable that should have been recorded in the second quarter of 2022 to "Realized investment gains (losses), net".

The aggregate impact of out of period adjustments recorded in the first nine months of 2022 was a net benefit of $53 million to "Income (loss) from operations before income taxes and equity in earnings of operating joint venture".

Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of September 30, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in approximately a $700 million decrease to $100 million increase to “Total equity”, largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. The Company expects an impact to AOCI as a result of remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates as of the adoption date. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company does not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.
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

Other ASU issued but not yet adopted as of September 30, 2022

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$304,752	$336	$69,382	$0	$235,706
Obligations of U.S. states and their political subdivisions	612,918	1,729	49,593	0	565,054
Foreign government bonds	331,252	865	72,507	10	259,600
U.S. public corporate securities	7,004,770	13,841	1,127,789	0	5,890,822
U.S. private corporate securities	3,572,279	7,959	379,408	1,342	3,199,488
Foreign public corporate securities	1,471,519	1,098	195,069	490	1,277,058
Foreign private corporate securities	3,642,894	25	787,306	2,863	2,852,750
Asset-backed securities(1)	1,296,006	309	44,161	0	1,252,154
Commercial mortgage-backed securities	726,470	0	73,131	0	653,339
Residential mortgage-backed securities(2)	145,240	227	9,921	7	135,539
Total fixed maturities, available-for-sale	$19,108,100	$26,389	$2,808,267	$4,712	$16,321,510

(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and home equity.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$303,040	$31,011	$111	$0	$333,940
Obligations of U.S. states and their political subdivisions	584,244	46,978	701	0	630,521
Foreign government bonds	324,454	29,299	3,271	11	350,471
U.S. public corporate securities	4,794,878	366,764	29,770	0	5,131,872
U.S. private corporate securities	1,964,767	59,037	16,880	2,049	2,004,875
Foreign public corporate securities	906,031	34,234	10,363	0	929,902
Foreign private corporate securities	2,741,449	62,932	48,381	2,089	2,753,911
Asset-backed securities(1)	547,549	860	1,099	0	547,310
Commercial mortgage-backed securities	552,653	25,928	3,397	0	575,184
Residential mortgage-backed securities(2)	18,684	1,501	5	0	20,180
Total fixed maturities, available-for-sale	$12,737,749	$658,544	$113,978	$4,149	$13,278,166

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$217,869	$68,996	$1,810	$386	$219,679	$69,382
Obligations of U.S. states and their political subdivisions	426,560	48,592	5,761	1,001	432,321	49,593
Foreign government bonds	218,160	53,333	34,375	19,174	252,535	72,507
U.S. public corporate securities	4,861,137	901,221	765,437	226,568	5,626,574	1,127,789
U.S. private corporate securities	2,663,536	296,993	372,891	82,415	3,036,427	379,408
Foreign public corporate securities	921,969	128,690	311,219	66,112	1,233,188	194,802
Foreign private corporate securities	2,175,148	521,284	669,419	266,022	2,844,567	787,306
Asset-backed securities	1,076,306	30,456	131,536	13,705	1,207,842	44,161
Commercial mortgage-backed securities	577,269	53,865	76,070	19,266	653,339	73,131
Residential mortgage-backed securities	132,471	9,858	371	63	132,842	9,921
Total fixed maturities, available-for-sale	$13,270,425	$2,113,288	$2,368,889	$694,712	$15,639,314	$2,808,000

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$2,119	$111	$2,119	$111
Obligations of U.S. states and their political subdivisions	104,621	701	0	0	104,621	701
Foreign government bonds	59,550	2,826	6,473	371	66,023	3,197
U.S. public corporate securities	1,681,201	23,160	180,249	6,610	1,861,450	29,770
U.S. private corporate securities	972,796	14,036	16,409	2,844	989,205	16,880
Foreign public corporate securities	532,445	8,255	29,718	2,108	562,163	10,363
Foreign private corporate securities	1,253,739	42,392	57,637	5,616	1,311,376	48,008
Asset-backed securities	288,971	1,099	0	0	288,971	1,099
Commercial mortgage-backed securities	157,355	1,622	40,689	1,775	198,044	3,397
Residential mortgage-backed securities	1,393	5	0	0	1,393	5
Total fixed maturities, available-for-sale	$5,052,071	$94,096	$333,294	$19,435	$5,385,365	$113,531

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $2,572.3 million and $95.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $235.7 million and $18.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2022, the $694.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors. As of December 31, 2021, the $19.4 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the utility, finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$368,359	$353,441
Due after one year through five years	4,518,851	4,099,378
Due after five years through ten years	5,618,197	4,741,344
Due after ten years	6,434,977	5,086,315
Asset-backed securities	1,296,006	1,252,154
Commercial mortgage-backed securities	726,470	653,339
Residential mortgage-backed securities	145,240	135,539
Total fixed maturities, available-for-sale	$19,108,100	$16,321,510

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$377,344	$268,215	$1,055,433	$585,205
Proceeds from maturities/prepayments	222,454	180,569	453,241	351,027
Gross investment gains from sales and maturities	(2,527)	7,853	(3,885)	16,361
Gross investment losses from sales and maturities	(2,371)	(2,991)	(44,274)	(14,647)
Write-downs recognized in earnings(2)	(1,088)	(1)	(20,604)	(3)
(Addition to) release of allowance for credit losses	98	(1,678)	(563)	103
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $2.3 million and $(3.5) million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$116	$4,694	$0	$0	$0	$4,810
Additions to allowance for credit losses not previously recorded	0	0	534	0	0	7	541
Reductions for securities sold during the period	0	(92)	(21)	0	0	0	(113)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(14)	(512)	0	0	0	(526)
Balance, end of period	$0	$10	$4,695	$0	$0	$7	$4,712

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$558	$0	$0	$0	$558
Additions to allowance for credit losses not previously recorded	0	0	1,558	0	0	0	1,558
Reductions for securities sold during the period	0	0	(3)	0	0	0	(3)
Additions (reductions) on securities with previous allowance	0	0	124	0	0	0	124
Balance, end of period	$0	$0	$2,237	$0	$0	$0	$2,237

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$11	$4,138	$0	$0	$0	$4,149
Additions to allowance for credit losses not previously recorded	0	329	12,696	0	0	7	13,032
Reductions for securities sold during the period	0	(96)	(1,223)	0	0	0	(1,319)
Reductions for securities with intent to sell	0	(324)	(16,666)	0	0	0	(16,990)
Additions (reductions) on securities with previous allowance	0	90	5,750	0	0	0	5,840
Balance, end of period	$0	$10	$4,695	$0	$0	$7	$4,712

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,339	$0	$0	$0	$2,339
Additions to allowance for credit losses not previously recorded	0	0	1,558	0	0	0	1,558
Reductions for securities sold during the period	0	0	(28)	0	0	0	(28)
Additions (reductions) on securities with previous allowance	0	0	(1,632)	0	0	0	(1,632)
Balance, end of period	$0	$0	$2,237	$0	$0	$0	$2,237

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended September 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to recoveries in the capital goods and transportation sectors within corporate securities. For the three months ended September 30, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the transportation and communication sectors within private corporate securities.

For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the consumer non-cyclical and utility sectors within corporate securities, partially offset by a recovery in the transportation sector. For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net recoveries in the communication and utility sectors, partially offset by adverse projected cash flows in the transportation sector within private corporate securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both September 30, 2022 and December 31, 2021.
Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)”, was $(194.6) million and $(2.6) million during the three months ended September 30, 2022 and 2021, respectively, and $(715.1) million and $(5.1) million during the nine months ended September 30, 2022 and 2021, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)”, was $(10.2) million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $(24.3) million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2022		December 31, 2021
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,175,873	26.7%	$748,414	26.4%
Hospitality	104,635	2.4	48,141	1.7
Industrial	1,586,958	36.1	916,398	32.2
Office	585,829	13.2	445,055	15.7
Other	377,177	8.6	252,590	8.9
Retail	329,143	7.5	255,577	9.0
Total commercial mortgage loans	4,159,615	94.5	2,666,175	93.9
Agricultural property loans	242,060	5.5	172,336	6.1
Total commercial mortgage and agricultural property loans	4,401,675	100.0%	2,838,511	100.0%
Allowance for credit losses	(16,132)		(5,951)
Total net commercial mortgage and agricultural property loans	$4,385,543		$2,832,560

As of September 30, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (14%) and New York (6%)) and included loans secured by properties in Europe (10%), Mexico (2%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$9,704	$220	$9,924	$3,380	$24	$3,404
Addition to (release of) allowance for expected losses	6,116	92	6,208	850	0	850
Allowance, end of period	$15,820	$312	$16,132	$4,230	$24	$4,254

	Nine Months Ended September 30,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$5,847	$104	$5,951	$4,546	$6	$4,552
Addition to (release of) allowance for expected losses	9,973	208	10,181	(316)	18	(298)
Allowance, end of period	$15,820	$312	$16,132	$4,230	$24	$4,254

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations. For the three months ended September 30, 2021, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the acquisition of loans, partially offset by the improving credit environment.

For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations. For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment, partially offset by net addition due to the acquisition of loans.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$90,906	$226,541	$36,873	$155,892	$102,585	$897,176	$1,509,973
60%-69.99%	219,322	596,059	215,695	273,141	160,422	305,514	1,770,153
70%-79.99%	165,886	412,375	104,215	77,670	2,728	97,763	860,637
80% or greater	0	0	0	0	0	18,852	18,852
Total	$476,114	$1,234,975	$356,783	$506,703	$265,735	$1,319,305	$4,159,615
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$476,114	$1,228,561	$244,892	$446,081	$249,203	$1,185,016	$3,829,867
1.0 - 1.2x	0	6,414	84,070	26,681	16,532	48,303	182,000
Less than 1.0x	0	0	27,821	33,941	0	85,986	147,748
Total	$476,114	$1,234,975	$356,783	$506,703	$265,735	$1,319,305	$4,159,615
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$37,995	$132,328	$26,783	$16,089	$6,332	$22,533	$242,060
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$37,995	$132,328	$26,783	$16,089	$6,332	$22,533	$242,060
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$37,995	$132,328	$26,783	$16,089	$6,332	$22,533	$242,060
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$37,995	$132,328	$26,783	$16,089	$6,332	$22,533	$242,060

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$4,159,615	$0	$0	$0	$4,159,615	$0
Agricultural property loans	242,060	0	0	0	242,060	0
Total	$4,401,675	$0	$0	$0	$4,401,675	$0
(1)As of September 30, 2022, there were no loans in this category accruing interest.
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

For the three months ended September 30, 2022 and 2021, there were $0.0 million and $806.1 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were $0.0 million and $68.8 million of commercial mortgage and other loans sold.

For the nine months ended September 30, 2022 and 2021, there were $27.6 million and $806.1 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were $24.8 million and $68.8 million of commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both September 30, 2022 and December 31, 2021.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Company’s investment in separate accounts	$573	$53,694
LPs/LLCs:
Equity method:
Private equity	291,802	286,141
Hedge funds	530,458	432,749
Real estate-related	104,304	89,337
Subtotal equity method	926,564	808,227
Fair value:
Private equity	61,474	69,137
Hedge funds	433	481
Real estate-related	9,499	9,861
Subtotal fair value	71,406	79,479
Total LPs/LLCs	997,970	887,706
Derivative instruments	10,226	268,525
Total other invested assets	$1,008,769	$1,209,925

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Fixed maturities	$160,791	$117,216
Equity securities	381	2
Commercial mortgage and other loans	12,351	7,025
Policy loans	15,178	35,153
Other invested assets	47	254
Short-term investments and cash equivalents	2,854	377
Total accrued investment income	$191,602	$160,027

There were no significant write-downs on accrued investment income for both the three months and nine months ended September 30, 2022 and 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$153,170	$85,160	$384,347	$208,748
Fixed maturities, trading	12,752	18,458	40,796	19,533
Equity securities	3,077	163	4,429	368
Commercial mortgage and other loans	29,682	17,098	74,731	43,846
Policy loans	5,354	17,748	15,573	52,097
Other invested assets	7,109	47,685	82,142	66,493
Short-term investments and cash equivalents	14,444	303	18,533	463
Gross investment income	225,588	186,615	620,551	391,548
Less: investment expenses	(14,826)	(7,505)	(38,361)	(18,271)
Net investment income	$210,762	$179,110	$582,190	$373,277

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities(1)	$(5,888)	$3,183	$(69,326)	$1,814
Commercial mortgage and other loans	(7,513)	2,538	(13,872)	3,686
Other invested assets	(75,864)	(6,452)	(72,328)	(5,543)
Derivatives(2)	113,201	(5,007,888)	1,678,490	(5,054,459)
Short-term investments and cash equivalents	22	7	(190)	(4)
Realized investment gains (losses), net	$23,958	$(5,008,612)	$1,522,774	$(5,054,506)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$4,377	$3,685
Fixed maturity securities, available-for-sale without an allowance	(2,786,255)	540,881
Derivatives designated as cash flow hedges(1)	228,289	39,896
Affiliated notes	(13,673)	73
Other investments(2)	(540)	1,854
Net unrealized gains (losses) on investments	$(2,567,802)	$586,389

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2022 and December 31, 2021, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$5,530	$0	$5,530	$3,004	$0	$3,004
Foreign public corporate securities	3,342	0	3,342	0	0	0
Equity securities	186,055	0	186,055	0	0	0
Total cash collateral for loaned securities(1)	$194,927	$0	$194,927	$3,004	$0	$3,004

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

	September 30, 2022			December 31, 2021
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,225	$0	$(302)	$3,344	$55	$0
Foreign Currency Swaps	1,467,687	251,132	(17)	886,552	37,259	(6,900)
Total Derivatives Designated as Hedge Accounting Instruments	$1,470,912	$251,132	$(319)	$889,896	$37,314	$(6,900)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$137,756,210	$7,164,547	$(16,687,241)	$130,358,860	$5,698,740	$(10,348,130)
Interest Rate Options	8,293,000	103,440	(231,918)	9,883,000	280,323	(173,863)
Interest Rate Futures	2,314,100	7,133	(1,060)	4,109,300	2,876	(2,709)
Interest Rate Forwards	0	0	(1)	195,000	3,760	(991)
Foreign Currency
Foreign Currency Forwards	260,555	9,396	(1,318)	119,653	842	(1,063)
Credit
Credit Default Swaps	1,614,050	0	(7,209)	306,900	24,789	0
Currency/Interest Rate
Foreign Currency Swaps	2,235,760	339,553	(4,373)	2,139,523	68,477	(23,251)
Equity
Total Return Swaps	12,523,023	956,848	(141,162)	15,129,666	66,627	(475,209)
Equity Options	38,312,555	311,055	(1,282,390)	19,461,881	902,050	(1,535,272)
Equity Futures	3,358,298	1,571	(40,850)	5,015,002	736	(6,595)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$206,667,551	$8,893,543	$(18,397,522)	$186,718,785	$7,049,220	$(12,567,083)
Total Derivatives(1)(2)	$208,138,463	$9,144,675	$(18,397,841)	$187,608,681	$7,086,534	$(12,573,983)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $4,945 million and $9,048 million as of September 30, 2022 and December 31, 2021, respectively included in "Future policy benefits" and $3,643 million and $3,246 million as of September 30, 2022 and December 31, 2021, respectively included in "Policyholders' account balances". Other assets included $107 million and $73 million as of September 30, 2022 and December 31, 2021, respectively. Other liabilities included $30 million and $13 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $475 million and $931 million as of September 30, 2022 and December 31, 2021, respectively.
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

	September 30, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$9,144,675	$(9,134,449)	$10,226	$0	$10,226
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$9,144,675	$(9,134,449)	$10,226	$0	$10,226
Offsetting of Financial Liabilities:
Derivatives	$18,397,841	$(17,295,924)	$1,101,917	$(1,101,917)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$18,397,841	$(17,295,924)	$1,101,917	$(1,101,917)	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,086,534	$(6,818,009)	$268,525	$0	$268,525
Securities purchased under agreements to resell	185,000	0	185,000	(185,000)	0
Total Assets	$7,271,534	$(6,818,009)	$453,525	$(185,000)	$268,525
Offsetting of Financial Liabilities:
Derivatives	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$12,573,983	$(12,568,082)	$5,901	$(5,901)	$0
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

	Three Months Ended September 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$(6)	$0	$(113)
Currency/Interest Rate	10,342	9,735	48,729	84,011
Total cash flow hedges	10,343	9,729	48,729	83,898
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,064,307)	0	0	0
Currency	19,236	0	0	0
Currency/Interest Rate	79,436	0	383	0
Credit	9,495	0	0	0
Equity	(114,772)	0	0	0
Embedded Derivatives	1,173,770	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	102,858	0	383	0
Total	$113,201	$9,729	$49,112	$83,898

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$10	$0	$(334)
Currency/Interest Rate	9,989	26,301	88,912	188,727
Total cash flow hedges	9,990	26,311	88,912	188,393
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,360,659)	0	0	0
Currency	39,037	0	0	0
Currency/Interest Rate	192,373	0	786	0
Credit	(31,954)	0	0	0
Equity	1,209,765	0	0	0
Embedded Derivatives	4,619,938	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	1,668,500	0	786	0
Total	$1,678,490	$26,311	$89,698	$188,393

	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$12	$0	$(20)
Currency/Interest Rate	928	5,211	10,053	19,988
Total cash flow hedges	928	5,223	10,053	19,968
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(283,767)	0	0	0
Currency	1,428	0	0	0
Currency/Interest Rate	35,346	0	42	0
Credit	(190)	0	0	0
Equity	(104,815)	0	0	0
Embedded Derivatives	(4,656,818)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,008,816)	0	42	0
Total	$(5,007,888)	$5,223	$10,095	$19,968

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$35	$0	$(119)
Currency/Interest Rate	834	10,002	11,174	40,447
Total cash flow hedges	836	10,037	11,174	40,328
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(304,420)	0	0	0
Currency	2,261	0	0	0
Currency/Interest Rate	38,437	0	28	0
Credit	(202)	0	0	0
Equity	(69,558)	0	0	0
Embedded Derivatives	(4,721,813)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,055,295)	0	28	0
Total	$(5,054,459)	$10,037	$11,202	$40,328

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$39,896
Amount recorded in AOCI
Interest Rate	(323)
Currency/Interest Rate	313,928
Total amount recorded in AOCI	313,605
Amount reclassified from AOCI to income
Interest Rate	(11)
Currency/Interest Rate	(125,201)
Total amount reclassified from AOCI to income	(125,212)
Balance, September 30, 2022	$228,289

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2022 values, it is estimated that a pre-tax gain of $22 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2023.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $1,614 million and $157 million as of September 30, 2022 and December 31, 2021, respectively. These credit derivatives are reported at fair value as a liability of $7 million and as an asset of $11 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 the notional amount of these credit derivatives had the following NAIC rating: $1,567 million in NAIC 3 and $47 million in NAIC 6.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company's investment portfolio. The Company has outstanding notional amounts of $0 million and $150 million reported as of September 30, 2022 and December 31, 2021, respectively. These credit derivatives are reported at fair value as an asset of $0 million and $14 million as of September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$235,706	$0	$	$235,706
Obligations of U.S. states and their political subdivisions	0	565,054	0		565,054
Foreign government bonds	0	258,876	724		259,600
U.S. corporate public securities	0	5,890,822	0		5,890,822
U.S. corporate private securities	0	2,963,019	236,469		3,199,488
Foreign corporate public securities	0	1,270,546	6,512		1,277,058
Foreign corporate private securities	0	2,672,166	180,584		2,852,750
Asset-backed securities(2)	0	1,223,163	28,991		1,252,154
Commercial mortgage-backed securities	0	567,588	85,751		653,339
Residential mortgage-backed securities	0	135,539	0		135,539
Subtotal	0	15,782,479	539,031		16,321,510
Fixed maturities, trading	0	1,740,394	0		1,740,394
Equity securities	225,662	14,243	28,672		268,577
Short-term investments	0	294,792	4,188		298,980
Cash equivalents	0	1,584,254	0		1,584,254
Other invested assets(3)	8,704	9,135,971	0	(9,134,449)	10,226
Other assets	0	0	107,435		107,435
Reinsurance recoverables	0	0	475,186		475,186
Receivables from parent and affiliates	0	147,896	0		147,896
Subtotal excluding separate account assets	234,366	28,700,029	1,154,512	(9,134,449)	20,954,458
Separate account assets(4)(5)	75,660	105,362,383	3,954		105,441,997
Total assets	$310,026	$134,062,412	$1,158,466	$(9,134,449)	$126,396,455
Future policy benefits(6)	$0	$0	$4,945,400	$	$4,945,400
Policyholders' account balances	0	0	3,642,839		3,642,839
Payables to parent and affiliates	0	18,353,401	0	(17,290,756)	1,062,645
Other liabilities	44,440	(29,851)	0	(5,168)	9,421
Total liabilities	$44,440	$18,323,550	$8,588,239	$(17,295,924)	$9,660,305

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$333,940	$0	$	$333,940
Obligations of U.S. states and their political subdivisions	0	630,521	0		630,521
Foreign government bonds	0	350,321	150		350,471
U.S. corporate public securities	0	5,131,872	0		5,131,872
U.S. corporate private securities	0	1,873,370	131,505		2,004,875
Foreign corporate public securities	0	921,008	8,894		929,902
Foreign corporate private securities	0	2,508,676	245,235		2,753,911
Asset-backed securities(2)	0	484,861	62,449		547,310
Commercial mortgage-backed securities	0	463,689	111,495		575,184
Residential mortgage-backed securities	0	20,180	0		20,180
Subtotal	0	12,718,438	559,728		13,278,166
Fixed maturities, trading	0	3,302,392	0		3,302,392
Equity securities	58,160	40,635	12,472		111,267
Short-term investments	9,997	135,440	0		145,437
Cash equivalents	13,999	422,633	0		436,632
Other invested assets(3)	246,097	6,840,437	0	(6,818,009)	268,525
Other assets	0	0	72,937		72,937
Reinsurance recoverables	0	0	931,207		931,207
Receivables from parent and affiliates	0	162,045	0		162,045
Subtotal excluding separate account assets	328,253	23,622,020	1,576,344	(6,818,009)	18,708,608
Separate account assets(4)(5)	52,100	144,059,558	0		144,111,658
Total assets	$380,353	$167,681,578	$1,576,344	$(6,818,009)	$162,820,266
Future policy benefits(6)	$0	$0	$9,047,956	$	$9,047,956
Policyholders' account balances	0	0	3,245,773		3,245,773
Payables to parent and affiliates	0	12,563,253	0	(12,563,253)	0
Other liabilities	10,730	12,624	0	(4,829)	18,525
Total liabilities	$10,730	$12,575,877	$12,293,729	$(12,568,082)	$12,312,254

(1)“Netting” amounts represent cash collateral of $(8,161) million and $(5,750) million as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As September 30, 2022 and December 31, 2021, the fair values of such investments were $71 million and $79 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2022 and December 31, 2021, the fair value of such investments was $5,103 million and $5,686 million, respectively.
(6)As of September 30, 2022, the net embedded derivative liability position of $4,945 million includes $758 million of embedded derivatives in an asset position and $5,703 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $9,048 million includes $610 million of embedded derivatives in an asset position and $9,658 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	September 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$325,618	Discounted cash flow	Discount rate		5.87%		20%	10.93%		Decrease
		Market Comparables	EBITDA multiples(3)	1.8	X	18.5	X	7.2	X	Increase
Reinsurance recoverables	$475,186	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$4,945,400	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over SOFR(7)		0.50%		2.35%			Decrease
			Utilization rate(8)		38%		95%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		18%		29%			Increase
Policyholders' account balances(5)	$3,642,839	Discounted cash flow	Lapse rate(6)		1%		80%			Decrease
			Spread over SOFR(7)		0.28%		2.06%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Equity volatility curve		6%		38%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$312,139	Discounted cash flow	Discount rate	1.65%	20%	4.57%	Decrease
		Market Comparables	EBITDA multiples(3)	4.9X	19.2X	9.0X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$931,207	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$9,047,956	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(5)	$3,245,773	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Equity volatility curve	6%	31%		Increase

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
(7)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2022 and December 31, 2021, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 77% and 76%, respectively. As of September 30, 2022 and December 31, 2021, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Foreign government	135	88	501	0	0	0	0	0	0	724	86
Corporate securities(4)	317,878	(7,376)	66,826	(11,975)	0	(54,455)	106,408	6,259	0	423,565	(6,546)
Structured securities(5)	123,288	(2,903)	28,250	0	0	(403)	0	0	(33,490)	114,742	(2,860)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	29,783	(1,111)	0	0	0	0	0	0	0	28,672	(1,110)
Short-term investments	2,772	2	0	0	0	(5,876)	7,290	0	0	4,188	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	75,858	56,595	(24,914)	0	0	(104)	0	0	0	107,435	56,700
Reinsurance recoverables	555,053	(113,280)	33,413	0	0	0	0	0	0	475,186	(109,508)
Separate account assets	0	(46)	7,000	(3,000)	0	0	0	0	0	3,954	(46)
Liabilities:
Future policy benefits	(5,706,968)	1,009,622	0	0	(248,054)	0	0	0	0	(4,945,400)	975,995
Policyholders' account balances(6)	(3,427,667)	217,837	0	0	0	(433,009)	0	0	0	(3,642,839)	843,341

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$307	$0	$0	$(9,226)	$(1,272)	$491	$0	$0	$(9,811)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(1,111)	0	0	0	0	(1,110)	0	0
Short-term investments	0	0	0	0	2	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	56,595	0	0	0	0	56,700	0	0	0
Reinsurance recoverables	(113,280)	0	0	0	0	(109,508)	0	0	0
Separate account assets	0	0	(46)	0	0	0	0	(46)	0
Liabilities:
Future policy benefits	1,009,622	0	0	0	0	975,995	0	0	0
Policyholders' account balances	217,837	0	0	0	0	843,341	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Foreign government	150	73	501	0	0	0	0	0	0	724	71
Corporate securities(4)	385,634	(56,596)	200,137	(24,363)	0	(87,790)	106,408	6,259	(106,124)	423,565	(53,687)
Structured securities(5)	173,944	(25,231)	61,740	0	0	(1,476)	0	0	(94,235)	114,742	(25,140)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	12,472	(3,231)	10,000	(230)	0	0	9,661	0	0	28,672	(3,249)
Short-term investments	0	7	2,766	0	0	(5,930)	7,290	55	0	4,188	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	72,937	60,932	(23,673)	0	0	(2,761)	0	0	0	107,435	63,692
Reinsurance recoverables	931,207	(558,774)	102,753	0	0	0	0	0	0	475,186	(535,503)
Separate account assets	0	(46)	7,000	(3,000)	0	0	0	0	0	3,954	(46)
Liabilities:
Future policy benefits	(9,047,956)	4,866,162	0	0	(763,606)	0	0	0	0	(4,945,400)	4,655,099
Policyholders' account balances(6)	(3,245,773)	188,287	0	0	0	(824,375)	239,022	0	0	(3,642,839)	1,272,540

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(16,505)	$0	$0	$(64,307)	$(942)	$(13,988)	$0	$0	$(64,768)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(3,231)	0	0	0	0	(3,249)	0	0
Short-term investments	0	0	0	0	7	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	60,932	0	0	0	0	63,692	0	0	0
Reinsurance recoverables	(558,774)	0	0	0	0	(535,503)	0	0	0
Separate account assets	0	0	(46)	0	0	0	0	(46)	0
Liabilities:
Future policy benefits	4,866,162	0	0	0	0	4,655,099	0	0	0
Policyholders' account balances	188,287	0	0	0	0	1,272,540	0	0	0

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	156	(4)	0	0	0	0	0	0	0	152	(5)
Corporate securities(4)	170,830	(6,783)	3,173	0	0	(7,907)	119,218	4,106	0	282,637	(6,710)
Structured securities(5)	27,179	(452)	12,500	0	0	(308)	19,859	0	(25,450)	33,328	(449)
Other assets:
Fixed maturities, trading	801	0	0	0	0	0	0	0	(801)	0	0
Equity securities	8,005	477	0	0	0	0	3,874	0	0	12,356	477
Short-term investments	0	0	0	0	0	0	1,690	0	0	1,690	0
Cash equivalents	0	0	0	0	0	0	1,230	0	0	1,230	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	9,275,523	(8,372,926)	36,892	0	0	0	0	0	0	939,489	(32,262)
Separate account assets	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(9,263,516)	331,967	0	0	(276,639)	0	0	0	0	(9,208,188)	218,025
Policyholders' account balances(6)	(1,156,610)	5,389	0	0	(3,202)	0	0	0	0	(1,154,423)	21,559

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,656)	$0	$0	$(5,768)	$185	$(1,678)	$0	$0	$(5,486)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	477	0	0	0	0	477	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	(8,372,926)	0	0	0	0	(32,262)	0	0	0
Separate account assets	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	331,967	0	0	0	0	218,025	0	0	0
Policyholders' account balances	5,389	0	0	0	0	21,559	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$55,000	$0	$0	$0	$0	$0	$0	$0	$0	$55,000	$0
Foreign government	163	(11)	0	0	0	0	0	0	0	152	(13)
Corporate securities(4)	174,776	(13,815)	5,515	0	0	(12,280)	119,218	9,223	0	282,637	(13,811)
Structured securities(5)	2,065	(465)	38,450	0	0	(1,131)	19,859	0	(25,450)	33,328	(462)
Other assets:
Fixed maturities, trading	755	46	0	0	0	0	0	0	(801)	0	46
Equity securities	7,889	593	0	0	0	0	3,874	0	0	12,356	593
Short-term investments	0	0	0	0	0	0	1,690	0	0	1,690	0
Cash equivalents	0	0	0	0	0	0	1,230	0	0	1,230	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	13,239,539	(12,892,808)	592,758	0	0	0	0	0	0	939,489	(524,521)
Separate account assets	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(13,227,814)	4,848,168	0	0	(828,542)	0	0	0	0	(9,208,188)	4,365,984
Policyholders' account balances(6)	(1,155,274)	(31,278)	0	0	0	32,129	0	0	0	(1,154,423)	21,234

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$152	$0	$0	$(14,678)	$235	$121	$0	$0	$(14,407)
Other assets:
Fixed maturities, trading	0	46	0	0	0	0	46	0	0
Equity securities	0	593	0	0	0	0	593	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	(12,892,808)	0	0	0	0	(524,521)	0	0	0
Separate account assets	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	4,848,168	0	0	0	0	4,365,984	0	0	0
Policyholders' account balances	(31,278)	0	0	0	0	21,234	0	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)For current year "Other" largely represent non-cash moves related to novated variable indexed annuities under the reinsurance agreement with FLIAC. See Note 6 for more details regarding these transactions. In addition, PHAB represents an out of period adjustment related to certain portions of reinsurance activity that had been incorrectly recorded on the balance sheet during the fourth quarter of 2021. Prior year represents non-cash transfers related to the 2021 Variable Annuities Recapture. Refer to Note 1 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.
(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate private, foreign corporate public, foreign corporate private securities and foreign government bonds.
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

	Three Month Ended September 30,		Nine Month Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Equity in earnings of operating joint venture, net of taxes
Investment in joint venture	$0	$0	$(75,000)	$0

	September 30, 2022	December 31, 2021
	(in thousands)
Carrying value after measurement as of period end:
Investment in joint venture	$60,456	$0

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

	September 30, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$4,046,382	$4,046,382	$4,385,543
Policy loans	0	0	499,612	499,612	499,612
Short-term investments	172,840	0	0	172,840	172,840
Cash and cash equivalents	816,226	0	0	816,226	816,226
Accrued investment income	0	191,602	0	191,602	191,602
Reinsurance recoverables	0	0	24,534	24,534	26,975
Receivables from parent and affiliates	0	60,065	0	60,065	60,065
Other assets	0	42,104	577,747	619,851	619,851
Total assets	$989,066	$293,771	$5,148,275	$6,431,112	$6,772,714
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,250,349	$2,813,665	$4,064,014	$4,086,739
Cash collateral for loaned securities	0	194,927	0	194,927	194,927
Long-term debt to affiliates	0	295,260	0	295,260	313,521
Payables to parent and affiliates	0	56,103	0	56,103	56,103
Other liabilities	0	982,334	33,250	1,015,584	1,015,584
Total liabilities	$0	$2,778,973	$2,846,915	$5,625,888	$5,666,874

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,883,710	$2,883,710	$2,832,560
Policy loans	0	0	1,327,485	1,327,485	1,327,485
Short-term investments	37,000	0	0	37,000	37,000
Cash and cash equivalents	297,299	185,000	0	482,299	482,299
Accrued investment income	0	160,027	0	160,027	160,027
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	116,086	0	116,086	116,086
Other assets	0	134,598	434,383	568,981	568,981
Total assets	$334,299	$595,711	$4,675,509	$5,605,519	$5,553,321
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,356,850	$2,590,487	$3,947,337	$3,941,822
Cash collateral for loaned securities	0	3,004	0	3,004	3,004
Long-term debt to affiliates	0	319,225	0	319,225	320,362
Payables to parent and affiliates	0	31,775	0	31,775	31,775
Other liabilities	0	864,788	34,091	898,879	898,879
Total liabilities	$0	$2,575,642	$2,624,578	$5,200,220	$5,195,842

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables	$35,398,214	$38,598,767
Policy loans	(1,012,193)	(156,749)
Deferred policy acquisition costs	(3,212,823)	(2,575,232)
Deferred sales inducements	(34,396)	(37,905)
Other assets(1)	967,288	850,681
Policyholders’ account balances(1)	9,044,315	14,386,443
Future policy benefits	4,922,733	5,286,252
Other liabilities(1)	2,671,666	1,642,413
(1)Prior period has been reclassified to conform to the current period presentation to include reinsurance agreements using the deposit method of accounting.

Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	September 30, 2022	December 31, 2021(1)
	(in thousands)
Deferred policy acquisition costs	$484,567	$0
Other assets	855,948	497,050
Policyholders’ account balances	4,645,231	0
Future policy benefits	0	9
Other liabilities	685,076	467,203

(1)Prior period has been reclassified to conform to the current period presentation.

The deposit assets on reinsurance totaled $642 million and $497 million at September 30, 2022 and December 31, 2021, respectively. The funds withheld liabilities totaled $570 million and $419 million at September 30, 2022 and December 31, 2021, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2022	December 31, 2021
	(in thousands)
PAR U	$13,012,849	$13,523,832
PALAC(1)	0	7,198,504
PURC	5,726,187	5,830,441
PARCC	2,252,763	2,371,491
GUL Re	2,610,043	2,710,926
PAR Term	1,976,071	1,972,339
Prudential Insurance	1,252,406	2,082,551
Term Re	2,032,964	1,953,063
Lotus Re	2,083,169	32,039
DART	730,897	644,101
Unaffiliated(1)	3,720,865	279,480
Total reinsurance recoverables	$35,398,214	$38,598,767
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Premiums:
Direct	$463,646	$487,010	$1,408,917	$1,459,895
Assumed	(2,653)	41	(10,730)	125
Ceded	(397,639)	(435,514)	(1,203,167)	(1,319,216)
Net premiums	63,354	51,537	195,020	140,804
Policy charges and fee income:
Direct	798,978	919,203	2,601,946	2,722,548
Assumed	153,387	146,257	465,580	432,907
Ceded	(513,584)	(455,359)	(1,811,371)	(2,213,289)
Net policy charges and fee income	438,781	610,101	1,256,155	942,166
Net investment income:
Direct	226,827	180,642	617,818	377,942
Assumed	349	(55)	1,167	675
Ceded	(16,414)	(1,477)	(36,795)	(5,340)
Net investment income	210,762	179,110	582,190	373,277
Asset administration fees:
Direct	84,959	101,105	271,071	296,542
Assumed	0	0	0	0
Ceded	(16,405)	(9,167)	(51,495)	(192,117)
Net asset administration fees	68,554	91,938	219,576	104,425
Other income (loss):
Direct	(181,634)	24,609	(855,885)	66,286
Assumed	3,059	(6)	550	(66)
Ceded	(2,925)	35,687	(3,363)	35,793
Amortization of reinsurance income	17,799	1,119	55,377	3,270
Net Other income (loss)	(163,701)	61,409	(803,321)	105,283
Realized investment gains (losses), net:
Direct	(4,646)	3,362,148	2,351,109	7,864,422
Assumed	122,365	0	(363,265)	0
Ceded	(93,761)	(8,370,760)	(465,070)	(12,918,928)
Realized investment gains (losses), net	23,958	(5,008,612)	1,522,774	(5,054,506)
Policyholders’ benefits (including change in reserves):
Direct	779,276	975,500	3,105,928	2,775,018
Assumed	267,428	222,418	1,267,705	639,927
Ceded	(924,565)	(811,915)	(3,873,624)	(2,856,953)
Net policyholders’ benefits (including change in reserves)	122,139	386,003	500,009	557,992
Interest credited to policyholders’ account balances:
Direct	267,194	150,269	672,034	430,494
Assumed	(52,300)	30,540	49,803	95,658
Ceded	(109,724)	(485,215)	(330,197)	(726,988)
Net interest credited to policyholders’ account balances	105,170	(304,406)	391,640	(200,836)
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(107,471)	(1,398,529)	(323,553)	(2,159,809)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021(1)	2022	2021(1)
	(in thousands)
Premiums:
Assumed	$(2,653)	$41	$(16,061)	$125
Ceded	(9,581)	(6,089)	(25,274)	(19,739)

Policy charges and fee income:
Assumed	1,929	0	13,350	0
Ceded	(21,197)	(23,479)	(59,453)	(53,500)

Net investment income:
Ceded	(4,122)	0	195	0

Other income (loss):
Assumed	3,059	(8)	549	(68)

Realized investment gains (losses), net:
Assumed	122,365	0	(159,281)	0
Ceded	(575)	(9,800)	(14,340)	(119,980)

Policyholders’ benefits (including change in reserves):
Assumed	587	154	1,941	420
Ceded	(15,441)	(37,674)	(53,029)	(169,169)

Interest credited to policyholders’ account balances:
Assumed	(83,933)	0	(86,713)	0
(1)Prior period has been reclassified to conform to the current period presentation.

The gross and net amounts of life insurance face amount in force as of September 30, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Direct gross life insurance face amount in force	$1,089,504,288	$1,071,060,317
Assumed gross life insurance face amount in force	36,865,826	38,117,216
Reinsurance ceded	(1,010,441,444)	(991,290,617)
Net life insurance face amount in force	$115,928,670	$117,886,916

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

FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of its variable indexed annuities. The reinsurance of the variable indexed annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts. As a result of the agreement, Reinsurance recoverables includes the assumed modified coinsurance arrangement, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured contracts under this reinsurance agreement. As of September 30, 2022, the total account value of contracts novated from FLIAC to the Company were $4.3 billion for variable indexed annuities contracts and $1.6 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 63% of the total reinsured block.

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton Reinsurance Ltd. ("Union Hamilton"). This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2022, $2.4 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $69.1 million, or 12.48% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first nine months of 2022, compared to an income tax benefit of $(782.3) million, or 24.73%, in the first nine months of 2021. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Regulatory Developments

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). One of the most significant provisions of the Inflation Reduction Act is a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022, and therefore does not impact the Company’s current effective tax rate. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of our book-income to our taxable income.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(11,274)	$358,709	$347,435
Change in OCI before reclassifications	(11,519)	(2,719,993)	(2,731,512)
Amounts reclassified from AOCI	0	(55,886)	(55,886)
Income tax benefit (expense)	1,357	582,757	584,114
Balance, September 30, 2022	$(21,436)	$(1,834,413)	$(1,855,849)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(7,797)	$553,925	$546,128
Change in OCI before reclassifications	(3,904)	(181,041)	(184,945)
Amounts reclassified from AOCI	0	(23,861)	(23,861)
Income tax benefit (expense)	313	43,029	43,342
Balance, September 30, 2021	$(11,388)	$392,052	$380,664

(1)Includes cash flow hedges of $228 million and $40 million as of September 30, 2022 and December 31, 2021, respectively, and $32 million and $(8) million as of September 30, 2021 and December 31, 2020, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$68,800	$16,205	$125,212	$22,047
Net unrealized investment gains (losses) on available-for-sale securities	(5,888)	3,183	(69,326)	1,814
Total net unrealized investment gains (losses)(4)	62,912	19,388	55,886	23,861
Total reclassifications for the period	$62,912	$19,388	$55,886	$23,861

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2021	$3,685	$582,704	$983,085	$(1,115,484)	$(95,281)	$358,709
Net investment gains (losses) on investments arising during the period	4	(3,098,309)	0	0	650,446	(2,447,859)
Reclassification adjustment for (gains) losses included in net income	684	(56,570)	0	0	11,732	(44,154)
Reclassification due to allowance for credit losses recorded during the period	4	(4)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(2,499,252)	2,877,564	(79,421)	298,891
Balance, September 30, 2022	$4,377	$(2,572,179)	$(1,516,167)	$1,762,080	$487,476	$(1,834,413)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.3 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. The expense charged to the Company for the deferred compensation program was $0.7 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $3.9 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $4 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $14 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $4 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $11 million and $9 million for the nine months ended September 30, 2022 and 2021, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $3 million and $1 million for the three months ended September 30, 2022 and 2021, respectively, and $7 million and $3 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $139 million and $98 million for the three months ended September 30, 2022 and 2021, respectively, and $471 million and $291 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $24 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, and $58 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,322 million at September 30, 2022 and $5,248 million at December 31, 2021. Fees related to these COLI policies were $13 million and $15 million for the three months ended September 30, 2022 and 2021, respectively, and $40 million and $42 million for the nine months ended September 30, 2022 and 2021, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $11 million and $6 million for the three months ended September 30, 2022 and 2021, respectively, and $29 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $563 million and $466 million as of September 30, 2022 and December 31, 2021, respectively. "Net investment income" related to these ventures includes gains of $2 million and $20 million for the three months ended September 30, 2022 and 2021, respectively, and gains of $21 million and $27 million for the nine months ended September 30, 2022 and 2021, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $74 million and $95 million for the three months ended September 30, 2022 and 2021, respectively, and $237 million and $280 million for the nine months ended September 30, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $9 million and $4 million for the three months ended September 30, 2022 and 2021, respectively, and $28 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2022 and December 31, 2021 were as follows:

	Maturity Dates			Interest Rates			September 30, 2022	December 31, 2021
							(in thousands)
U.S. dollar fixed rate notes	2022	-	2027	0.00%	-	14.85%	$147,896	$162,045
Total notes receivable - affiliated(1)							$147,896	$162,045

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

Accrued interest receivable related to these loans was $1 million at both September 30, 2022 and December 31, 2021, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended September 30, 2022 and 2021, and $3 million for both the nine months ended September 30, 2022 and 2021, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at September 30, 2022 and December 31, 2021 were as follows:

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	7.13%	$72,522	$73,412

This affiliated commercial mortgage loan was transferred from PALAC as part of the 2021 Variable Annuities Recapture. See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0.4 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively, and is included in "Accrued investment income". Revenues were $1 million for both the three months ended September 30, 2022 and 2021, and $3 million and $1 million for the nine months ended September 30, 2022, and 2021, respectively and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2022 and for the year ended December 31, 2021, excluding those related to the 2021 Variable Annuities Recapture effective July 1, 2021, as described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	June 2021	Purchase	Equities	$40,284	$40,284	$0	$0
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$64,374	$59,642	$(3,739)	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$37,887	$35,264	$2,073	$0
Hirakata LLC	September 2021	Purchase	Fixed Maturities	$13,944	$13,944	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Fixed Maturities	$120,256	$120,256	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Fixed Maturities	$173,590	$166,427	$0	$7,163
Prudential Insurance	September 2021	Purchase	Commercial Mortgage and Other Loans	$45,358	$42,127	$(2,553)	$0
Prudential Insurance	September 2021	Sale	Commercial Mortgage and Other Loans	$22,796	$21,780	$802	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Commercial Mortgage and Other Loans	$29,483	$29,483	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Commercial Mortgage and Other Loans	$51,005	$47,020	$0	$3,985
Prudential Insurance	September 2021	Purchase	Derivatives	$600	$494	$(84)	$0
Prudential Insurance	September 2021	Sale	Derivatives	$335	$175	$127	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Derivatives	$(1,243)	$(1,243)	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Derivatives	$2,846	$770	$0	$2,076
PAR U	November 2021	Purchase	Fixed Maturities	$41,021	$41,021	$0	$0
PALAC	November 2021	Purchase	Derivatives	$1,112	$1,112	$0	$0
PALAC	December 2021	Transfer In	Fixed Maturities	$2,037,320	$2,037,320	$0	$0
PURC	December 2021	Purchase	Fixed Maturities	$48,041	$48,041	$0	$0
PALAC	December 2021	Purchase	Fixed Maturities	$57,087	$57,087	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PALAC	December 2021	Transfer In	Commercial Mortgage and Other Loans	$517,309	$517,309	$0	$0
Prudential Insurance	December 2021	Contributed Capital	Fixed Maturities	$166,676	$166,676	$0	$0
Prudential Retirement Insurance & Annuity Co	December 2021	Sale	Derivatives	$31,567	$0	$0	$31,567
Prudential Retirement Insurance & Annuity Co	December 2021	Purchase	Derivatives	$73,572	$73,572	$0	$0
PALAC	December 2021	Purchase	Derivatives	$8,455	$8,455	$0	$0
PALAC	January 2022	Purchase	Fixed Maturities	$4,432	$4,432	$0	$0
PALAC	January 2022	Purchase	Derivatives	$404	$404	$0	$0
PALAC	February 2022	Purchase	Fixed Maturities	$128,909	$128,909	$0	$0
PAR U	April 2022	Purchase	Fixed Maturities	$48,970	$48,970	$0	$0
Prudential Insurance	May 2022	Purchase	Fixed Maturities	$233,426	$241,128	$6,085	$0
Prudential Insurance	June 2022	Purchase	Fixed Maturities	$88,754	$81,216	$(5,955)	$0
Prudential Insurance	June 2022	Transfer In	Fixed Maturities	$52,089	$45,031	$(5,577)	$0
Prudential Insurance	June 2022	Transfer Out	Fixed Maturities	$48,786	$58,984	$(8,057)	$0
PAR U	June 2022	Purchase	Commercial Mortgage and Other Loans	$6,492	$6,492	$0	$0
PAR U	June 2022	Sale	Commercial Mortgage and Other Loans	$14,853	$15,725	$0	$(872)
GUL Re	June 2022	Purchase	Commercial Mortgage and Other Loans	$13,551	$13,551	$0	$0
GUL Re	June 2022	Sale	Commercial Mortgage and Other Loans	$8,692	$9,033	$0	$(341)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PURC	June 2022	Purchase	Commercial Mortgage and Other Loans	$4,403	$4,403	$0	$0
Prudential Insurance	July 2022	Transfer In	Fixed Maturities	$6,319	$7,230	$719	$0
Prudential Arizona Reinsurance Captive Co.	July 2022	Purchase	Fixed Maturities	$16,284	$16,284	$0	$0
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$155,823	$139,712	$(12,728)	$0
Vantage Casualty Insurance Co	September 2022	Purchase	Fixed Maturities	$3,497	$3,497	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's long-term debt to affiliates as of September 30, 2022 and December 31, 2021:

Affiliate	Date Issued	Amount of Notes - September 30, 2022	Amount of Notes - December 31, 2021	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$97,445	$99,770	4.39%	12/15/2023
Prudential Insurance	8/13/2021	29,233	29,931	4.39%	12/15/2023
Prudential Insurance	8/13/2021	98,338	100,348	3.95%	6/20/2024
Prudential Insurance	8/13/2021	39,335	40,139	3.95%	6/20/2024
Prudential Insurance	8/13/2021	49,169	50,174	3.95%	6/20/2024
Total Loans Payable to Affiliates		$313,520	$320,362

Effective August 2021, the affiliated long-term debt was transferred to the Company from PALAC based on the market value of $324 million. The Company recorded a premium of $24 million which is amortized into earnings over the life of the loans.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $(32) million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $(37) million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Contributed Capital and Dividends

In March, June and September 2022, the Company received a capital contribution in the amount of $8 million, $3 million and $7 million, respectively, from Prudential Insurance. In January, July and December of 2021, the Company received capital contributions in the amount of $106 million, $3,813 million and $457 million, respectively, from Prudential Insurance. The December 2021 capital contribution includes $167 million of invested assets related to the Reinsurance Agreement with PALAC.

In June 2021, there was a $34 million return of capital to Prudential Insurance associated with the financial guarantee related to the sale of Prudential of Taiwan.

In 2021 and through September 2022, the Company did not pay any dividends to Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2022 and December 31, 2021, the outstanding balances on these commitments were $392 million and $121 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both September 30, 2022 and December 31, 2021. There was a change in allowance of $0.0 million for both the three and nine months ended September 30, 2022 and 2021. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2022 and December 31, 2021, $580 million and $753 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2022 or 2021.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan as discussed in Note 6. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $33 million as of September 30, 2022 and had a liability of $34 million as of December 31, 2021, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2022, compared with December 31, 2021, and its consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements” , and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021, subsequently renamed FLIAC. The recapture does not impact Pruco Life Insurance Company of New Jersey (“PLNJ”), which will continue to reinsure its new and in force business to The Prudential Insurance Company of America ("Prudential Insurance"). The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. This transaction is referred to as the "2021 Variable Annuities Recapture". For more information on this transition, see Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

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

•Results of Operations. See “Results of Operations” for a discussion of results for the third quarter and the first nine months of 2022.

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

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure employees are safe and able to serve our customers. This included effectively transitioning the vast majority of employees to remote work arrangements. In March 2022, Prudential Financial's offices were reopened to employees and most of the workforce has adopted a hybrid work arrangement.

We believe we can sustain long-term hybrid or fully remote work arrangements while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

Impact of Changes in the Interest Rate Environment

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
• the valuation of fixed income investments and derivative instruments;
• collateral posting requirements, hedging costs and other risk mitigation activities;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2022, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 8.3% near-term mean reversion equity expected rate of return.

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in approximately a $700 million decrease to $100 million increase to “Total equity”, largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements. for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $38.4 billion from $221.7 billion at December 31, 2021 to $183.3 billion at September 30, 2022. Significant components were:
•Separate account assets decreased $39.3 billion primarily driven by unfavorable equity performance, increase in interest rates and net outflows; and
•Reinsurance recoverables decreased by $3.2 billion driven by $4.3 billion of assets novated from FLIAC supporting the variable index annuities contracts (see Note 6 for additional details), partially offset by ceding a portion of the variable life business to Lotus Reinsurance Company Ltd. ("Lotus Re").
Partially offset by:
•Invested assets increased $2.5 billion driven by $4.1 billion of assets novated from FLIAC supporting the variable index annuities contracts (see Note 6 for additional details), partially offset by mark to market losses on investments primarily due to rising interest rates and an $0.8 billion decrease in policy loans from ceding a portion of the variable life business to Lotus Re; and
•Cash and cash equivalents increased $1.5 billion primarily due to collateral funding requirements and $0.2 billion driven by assets novated from FLIAC supporting the variable index annuities contracts (see Note 6 for additional details).
Total liabilities decreased $36.6 billion from $215.7 billion at December 31, 2021 to $179.1 billion at September 30, 2022. Significant components were:
•Separate account liabilities decreased $39.3 billion, corresponding to the decrease in Separate account assets, as discussed above; and
•Future policy benefits decreased $5.0 billion driven by a decrease in reserves related to our variable annuity living benefit guarantees due to widening non-performance risk ("NPR") spreads and rising interest rates, partially offset by unfavorable equity market performance.

Partially offset by:
•Policyholder account balances increased $5.3 billion driven by incremental indexed product sales; and
•Other liabilities increased $1.0 billion driven by the deferred reinsurance gain from ceding a portion of the variable life business to Lotus Re, partially offset by a decrease to cost of reinsurance liabilities.
Total equity decreased $1.8 billion from $6.0 billion at December 31, 2021 to $4.2 billion at September 30, 2022 mainly due to unrealized losses on investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss).

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $3,273 million from a loss of $3,196 million for the three months ended September 30, 2021 to income of $77 million for the three months ended September 30, 2022 primarily driven by the impacts of the Variable Annuities Recapture in the prior year. See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

Nine Months Comparison

Income (loss) from operations before income taxes increased $3,717 million from a loss of $3,164 million for the nine months ended September 30, 2021 to a gain of $553 million for the nine months ended September 30, 2022. This includes a favorable comparative net gain of $342 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $3,375 million primarily driven by:
•Impacts of the Variable Annuities Recapture in the prior year, see Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.
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

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$894	$2,257
Change in the NPR adjustment	(213)	1,389
Change in fair value of hedge assets, excluding capital hedges(3)	(739)	(2,884)
Change in fair value of capital hedges(4)	149	769
Other	(276)	(984)
Realized investment gains (losses), net, and related adjustments	(185)	547
Market experience updates(5)	(36)	(156)
Charges related to realized investments gains (losses), net	19	(217)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$(202)	$174
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of ($19) million and ($252) million for the three and nine months ended September 30, 2022, respectively.

For the three months ended September 30, 2022, the loss of $202 million was primarily driven by an unfavorable impact related to the change in the fair value of hedge assets and an unfavorable impact from the NPR adjustment, partially offset by a favorable impact related to the portion of our U.S. GAAP liability before NPR, that are excluded from hedge target, driven by rising interest rates.

For the nine months ended September 30, 2022, the gain of $174 million was primarily driven by a favorable impact from the NPR adjustment and from a favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from hedge target, driven by rising interest rates, partially offset by an unfavorable impact related to the change in the fair value of hedge assets.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $4,657 million from $(4,015) million for the three months ended September 30, 2021 to $642 million for the three months ended September 30, 2022 primarily driven by:
•An unfavorable impact in 2021 due to the 2021 Variable Annuities Recapture. See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details; and
•Lower policy charges and fee income is driven by the variable annuity recapture.
Benefits and expenses increased $1,384 million from $(819) million for the three months ended September 30, 2021 to $565 million for the three months ended September 30, 2022 primarily driven by:
•Higher General, administrative and other expenses primarily driven by the prior year unwind of ceded deferred acquisition costs, partially offset by ceding allowance paid, as part of the 2021 Variable Annuities Recapture.
Nine Months Comparison
Revenues increased $6,361 million from $(3,389) million for the nine months ended September 30, 2021 to $2,972 million for the nine months ended September 30, 2022. This includes a favorable comparative increase of $523 million from our annual reviews and update of assumptions and other refinements as noted above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $5,839 million primarily driven by:
•An unfavorable impact in 2021 due to the 2021 Variable Annuities Recapture. See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details; and
•Higher policy charges and fee income is driven by the variable annuity recapture, partially offset by the fee paid to Prudential Insurance for the recapture of the YRT reinsurance for most of the Company's variable life insurance policies and by ceding a portion of the variable life business to Lotus Re.
Benefits and expenses increased $2,644 million from $(225) million for the nine months ended September 30, 2021 to $2,419 million for the nine months ended September 30, 2022. This includes an unfavorable comparative increase of $181 million from our annual reviews and update of assumptions and other refinements as noted above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $2,463 million primarily driven by:
•Higher General, administrative and other expenses primarily driven by the prior year unwind of ceded deferred acquisition costs, partially offset by ceding allowance paid, as part of the 2021 Variable Annuities Recapture.

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

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021, subsequently renamed FLIAC. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within the Company. For more information on this transaction, see Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.
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

As of September 30, 2022
(in millions)
U.S. GAAP Liability, including NPR	$4,470
NPR Adjustment	3,436
Subtotal	7,906
Adjustments including risk margins and valuation methodology differences	(2,635)
Economic liability managed by ALM strategy	$5,271
As of September 30, 2022, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2022 and December 31, 2021, the Company had liquid assets of $21,203 million and $17,793 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2,872 million and $1,101 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, $14,751 million, or 90%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of September 30, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,600 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,896 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding as of December 31, 2021. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2021.

As of September 30, 2022, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of September 30, 2022, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2022, there have been no material changes in our exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 10, 2022