Form 10-Q
period 2023-03-31
PRUCO LIFE INSURANCE CO
filed 2023-05-11
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 11, 2023, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) rapidly rising interest rates and equity market declines and their impact on our liquidity, capital positions, cash flows, results of operations and financial position, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) risks related to COVID-19 could reemerge. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2023 and December 31, 2022 (in thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2023-$3,727; 2022-$4,769) (amortized cost: 2023–$23,394,831; 2022–$21,311,087)	$21,576,351	$19,025,401
Fixed maturities, trading, at fair value (amortized cost: 2023–$2,912,639; 2022–$2,682,022)	2,262,905	1,936,159
Equity securities, at fair value (cost: 2023– $196,988; 2022–$148,179)	201,065	143,072
Policy loans	513,466	505,367
Short-term investments	267,860	124,491
Commercial mortgage and other loans (net of $21,410 and $20,263 allowance for credit losses at March 31, 2023 and December 31, 2022, respectively)	5,071,307	4,928,680
Other invested assets (includes $79,571 and $116,110 of assets measured at fair value at March 31, 2023 and December 31, 2022, respectively)	1,075,216	1,088,613
Total investments	30,968,170	27,751,783
Cash and cash equivalents	2,488,755	2,397,627
Deferred policy acquisition costs(1)	7,039,669	6,930,425
Accrued investment income	249,773	219,635
Reinsurance recoverables(1)	37,853,981	37,096,562
Receivables from parent and affiliates	254,512	224,921
Deferred sales inducements(1)	374,826	381,504
Income tax assets(1)	1,528,426	1,694,751
Market risk benefit assets(1)	1,427,488	1,393,237
Other assets(1)	1,500,270	1,331,427
Separate account assets	117,293,384	114,051,246
TOTAL ASSETS	$200,979,254	$193,473,118
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$43,799,121	$41,912,536
Future policy benefits(1)	21,759,543	20,829,033
Market risk benefit liabilities(1)	5,621,681	5,521,601
Cash collateral for loaned securities	159,552	86,750
Short-term debt to affiliates	125,916	126,250
Long-term debt to affiliates	184,280	185,563
Payables to parent and affiliates	1,773,307	2,126,571
Other liabilities(1)	4,123,022	3,597,373
Separate account liabilities	117,293,384	114,051,246
Total liabilities	194,839,806	188,436,923
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	6,444,784	6,037,914
Retained earnings / (accumulated deficit)(1)	(714,475)	(994,154)
Accumulated other comprehensive income (loss)(1)	406,639	(10,065)
Total equity	6,139,448	5,036,195
TOTAL LIABILITIES AND EQUITY	$200,979,254	$193,473,118
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended March 31,
	2023	2022
REVENUES
Premiums(1)	$76,656	$69,505
Policy charges and fee income(1)	386,491	89,180
Net investment income	349,450	179,300
Asset administration fees	64,202	79,232
Other income (loss)(1)	244,847	(327,083)
Realized investment gains (losses), net(1)	(120,679)	353,281
Change in value of market risk benefits, net of related hedging gain (loss)(1)	20,202	(437,868)
TOTAL REVENUES	1,021,169	5,547
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	105,182	185,409
Change in estimates of liability for future policy benefits(1)	(4,402)	(2,847)
Interest credited to policyholders’ account balances(1)	160,222	112,019
Amortization of deferred policy acquisition costs(1)	137,495	125,075
General, administrative and other expenses(1)	286,647	266,950
TOTAL BENEFITS AND EXPENSES	685,144	686,606
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	336,025	(681,059)
Income tax expense (benefit)(1)	56,239	(198,848)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	279,786	(482,211)
Equity in earnings of operating joint venture, net of taxes	(107)	4
NET INCOME (LOSS)	$279,679	$(482,207)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,666	(1,670)
Net unrealized investment gains (losses)(1)	382,101	(934,523)
Interest rate remeasurement of future policy benefits(1)	(38,224)	118,713
Gain (loss) from changes in non-performance risk on market risk benefits(1)	180,423	902,052
Total	526,966	84,572
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	110,262	18,013
Other comprehensive income (loss), net of taxes	416,704	66,559
Comprehensive income (loss)	$696,383	$(415,648)
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,500	$6,037,914	$(994,154)	$(10,065)	$5,036,195
Contributed capital		405,000			405,000
Contributed (distributed) capital-parent/child asset transfers		1,870			1,870
Comprehensive income (loss):
Net income (loss)			279,679		279,679
Other comprehensive income (loss), net of tax				416,704	416,704
Total comprehensive income (loss)					696,383
Balance, March 31, 2023	$2,500	$6,444,784	$(714,475)	$406,639	$6,139,448
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021(1)	$2,500	$6,042,491	$(227,449)	$396,454	$6,213,996
Contributed capital		8,160			8,160
Comprehensive income (loss):
Net income (loss)			(482,207)		(482,207)
Other comprehensive income (loss), net of tax				66,559	66,559
Total comprehensive income (loss)					(415,648)
Balance, March 31, 2022(1)	$2,500	$6,050,651	$(709,656)	$463,013	$5,806,508

(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$279,679	$(482,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	17,704	39,967
Interest credited to policyholders’ account balances(1)	160,222	112,019
Realized investment (gains) losses, net(1)	120,679	(353,281)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	(20,202)	437,868
Change in:
Future policy benefits and other insurance liabilities(1)	484,712	422,575
Reinsurance recoverables(1)	(45,521)	128,176
Accrued investment income	(30,022)	177
Net payables to/receivables from parent and affiliates	(26,556)	13,342
Deferred policy acquisition costs(1)	(109,244)	(121,091)
Income taxes(1)	55,566	(275,052)
Derivatives, net	(225,835)	(970,491)
Other, net(1)(2)	(76,628)	1,042,096
Cash flows from (used in) operating activities	584,554	(5,902)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	410,373	397,074
Fixed maturities, trading	20,383	260,266
Equity securities	44,737	108,979
Policy loans	49,376	45,522
Ceded policy loans	(36,100)	(29,420)
Short-term investments	54,461	156,639
Commercial mortgage and other loans	39,507	46,204
Other invested assets	2,662	24,698
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(2,262,838)	(1,257,876)
Fixed maturities, trading	(238,718)	(18,641)
Equity securities	(84,161)	(30,573)
Policy loans	(44,573)	(31,465)
Ceded policy loans	27,008	15,297
Short-term investments	(196,042)	(21,748)
Commercial mortgage and other loans	(170,647)	(201,771)
Other invested assets	(41,722)	(35,431)
Notes receivable from parent and affiliates, net	66	140
Derivatives, net	8,058	(18,925)
Other, net	16,146	45,054
Cash flows from (used in) investing activities	(2,402,024)	(545,977)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,609,854	2,578,123
Ceded policyholders’ account deposits	(299,058)	(321,589)
Policyholders’ account withdrawals	(954,813)	(973,023)
Ceded policyholders’ account withdrawals	158,338	157,877
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	72,809	(300)
Contributed capital	405,000	0
Contributed (distributed) capital - parent/child asset transfers	2,368	0
Net change in all other financing arrangements (maturities 90 days or less)	681	0
Drafts outstanding	(60,532)	23,673
Other, net	(26,049)	254
Cash flows from (used in) financing activities	1,908,598	1,465,015
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,128	913,136
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,397,627	918,931
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,488,755	$1,832,067

(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)    Prior period has been reclassified to conform to the current period presentation.

Significant Non-Cash Transactions
"Cash flows from (used in) operating activities" for the three months ended March 31, 2023 excludes certain non-cash activities in the amount of $6 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 11 for more details regarding this transaction.

"Cash flows from (used in) operating activities" for the three months ended March 31, 2022 excludes certain non-cash activities in the amount of $525 million related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022. See Note 11 for more details regarding this transaction. The Company also received $8 million of non-cash assets from its parent, The Prudential Insurance Company of America. See Note 14 for additional information.

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

Reinsurance Agreement with FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable indexed annuities, fixed indexed annuities, and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. See Note 11 for additional information regarding this reinsurance arrangement.

Basis of Presentation

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 financial statements from implementing the new accounting standard as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Unaudited Interim Consolidated Financial Statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adoption of ASU 2018-12

In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which provides new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Company adopted this guidance, effective January 1, 2023, using the modified retrospective transition method, where permitted, for changes to the liability for future policy benefits and deferred policy acquisition costs ("DAC") and related balances, and using the retrospective transition method, as required, for market risk benefits. The Company applied the guidance as of the transition date of January 1, 2021 and retrospectively adjusted prior period amounts shown in the 2023 financial statements to reflect the new guidance.

The following tables present amounts as previously reported in 2022, the effect upon those amounts from the adoption of the new guidance under ASU 2018-12, and the adjusted amounts that are reflected in the Unaudited Interim Consolidated Financial Statements included herein.

Unaudited Interim Consolidated Statements of Financial Position:

	December 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$6,616,097	$314,328	$6,930,425
Reinsurance recoverables	34,561,825	2,534,737	37,096,562
Deferred sales inducements	275,574	105,930	381,504
Income tax assets	1,873,740	(178,989)	1,694,751
Market risk benefit assets	0	1,393,237	1,393,237
Other assets	1,327,393	4,034	1,331,427
TOTAL ASSETS	$189,299,841	$4,173,277	$193,473,118
Policyholders’ account balances	$41,748,241	$164,295	$41,912,536
Future policy benefits	23,204,533	(2,375,500)	20,829,033
Market risk benefit liabilities	0	5,521,601	5,521,601
Other liabilities	3,407,156	190,217	3,597,373
Total liabilities	184,936,310	3,500,613	188,436,923

Retained earnings / (accumulated deficit)	(95,583)	(898,571)	(994,154)
Accumulated other comprehensive income (loss)	(1,581,300)	1,571,235	(10,065)
Total equity	4,363,531	672,664	5,036,195
TOTAL LIABILITIES AND EQUITY	$189,299,841	$4,173,277	$193,473,118

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended March 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$74,245	$(4,740)	$69,505
Policy charges and fee income	191,562	(102,382)	89,180
Other income (loss)	(327,604)	521	(327,083)
Realized investment gains (losses), net	784,107	(430,826)	353,281
Change in value of market risk benefits, net of related hedging gain (loss)	0	(437,868)	(437,868)
TOTAL REVENUES	980,842	(975,295)	5,547
BENEFITS AND EXPENSES
Policyholders’ benefits	219,764	(34,355)	185,409
Change in estimates of liability for future policy benefits	0	(2,847)	(2,847)
Interest credited to policyholders’ account balances	163,526	(51,507)	112,019
Amortization of deferred policy acquisition costs	359,547	(234,472)	125,075
General, administrative and other expenses	267,697	(747)	266,950
TOTAL BENEFITS AND EXPENSES	1,010,534	(323,928)	686,606
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(29,692)	(651,367)	(681,059)
Income tax expense (benefit)	(4,701)	(194,147)	(198,848)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(24,991)	(457,220)	(482,211)
NET INCOME (LOSS)	$(24,987)	$(457,220)	$(482,207)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(1,015,998)	81,475	(934,523)
Interest rate remeasurement of future policy benefits	0	118,713	118,713
Gain (loss) from changes in non-performance risk on market risk benefits	0	902,052	902,052
Total	(1,017,668)	1,102,240	84,572
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(213,458)	231,471	18,013
Other comprehensive income (loss), net of taxes	(804,210)	870,769	66,559
Comprehensive income (loss)	$(829,197)	$413,549	$(415,648)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,987)	$(457,220)	$(482,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(21,815)	61,782	39,967
Interest credited to policyholders’ account balances	163,526	(51,507)	112,019
Realized investment (gains) losses, net	(784,107)	430,826	(353,281)
Change in value of market risk benefits, net of related hedging (gains) losses	0	437,868	437,868
Change in:
Future policy benefits and other insurance liabilities	429,299	(6,724)	422,575
Reinsurance recoverables	61,230	66,946	128,176
Deferred policy acquisition costs	113,058	(234,149)	(121,091)
Income taxes	(78,724)	(196,328)	(275,052)
Other, net(1)	1,093,590	(51,494)	1,042,096
Cash flows from (used in) operating activities	$(5,902)	$0	$(5,902)
(1)    Prior period has been reclassified to conform to the current period presentation.

The following tables detail the January 1, 2021 transition adjustments by providing a rollforward of the ending reported balances as of December 31, 2020 to the opening balances as of January 1, 2021 for retained earnings, accumulated other comprehensive income (“AOCI”) and the impacted insurance-related balances.

January 1, 2021
Retained Earnings
(in thousands)
Balance after-tax, prior to transition	$1,772,398
Reclassification of market risk benefits non-performance risk to accumulated other comprehensive income(1)	(722,837)
Updates to certain universal life contract liabilities(2)	(116,120)
Other(3)	72,950
Total pre-tax adjustments	(766,007)
Tax impacts	160,861
Balance after-tax, after transition	$1,167,252
(1)    Reflects the cumulative impact of changes in the fair value of market risk benefits (“MRB”) non-performance risk (“NPR”) from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(2)    Reflects the impact on additional insurance reserves ("AIR") and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. For additional information, see Note 2.
(3)    Primarily reflects the reassessment of deferred reinsurance gains ("DRG") and losses ("DRL").

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

January 1, 2021
Accumulated Other Comprehensive Income
(in thousands)
Balance after-tax, prior to transition	$546,128
Interest rate remeasurement of future policy benefits	(196,526)
Reclassification of market risk benefits non-performance risk to accumulated other comprehensive income(1)	722,837
Unwinding amounts related to unrealized investment gains and losses(2)	(102,042)
Change in operating joint ventures	(753)
Total pre-tax adjustments	423,516
Tax impacts	(89,096)
Balance after-tax, after transition	$880,548
(1)    Reflects the cumulative impact of changes in NPR on the fair value of market risk benefits from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(2)    Primarily reflects amounts related to DAC and other balances as unrealized investment gains or losses no longer impact the amortization pattern of such balances under the new guidance. Also includes the impacts from updates to reserves and other related balances for certain universal life contracts. For additional information, see Note 2.

	January 1, 2021
	Deferred Policy Acquisition Costs
	Term Life	Variable/Universal Life	Total
	(in thousands)
Balance prior to transition	$462,098	$1,971,838	$2,433,936
Unwinding amounts related to unrealized investment gains and losses	0	74,702	74,702
Other(1)	1	(15,557)	(15,556)
Balance after transition	$462,099	$2,030,983	$2,493,082
(1)    Represents miscellaneous model refinements.

	January 1, 2021
	Deferred Reinsurance Losses(1)
	Variable Annuities	Term Life	Variable/Universal Life	Total
	(in thousands)
Balance prior to transition	$118,579	$87,932	$27,167	$233,678
Unwinding amounts related to unrealized investment gains and losses	14,804	0	0	14,804
Effect of change in reserve basis to market risk benefits	141,032	0	0	141,032
Effect of change in SOP 03-1 reserve basis	0	0	(27,167)	(27,167)
Balance after transition	$274,415	$87,932	$0	$362,347
(1)    Deferred reinsurance losses are included in “Other assets”.

January 1, 2021
Deferred Reinsurance Gains(1)
Variable/Universal Life
(in thousands)
Balance prior to transition	$134,213
Effect of change in SOP 03-1 reserve basis	40,046
Balance after transition	$174,259
(1)    Deferred reinsurance gains are included in “Other liabilities”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	January 1, 2021
	Benefit Reserves(1)
	Term Life	Life Insurance - Taiwan	Other(2)	Total
	(in thousands)
Balance prior to transition	$6,674,490	$1,592,329	$219,744	$8,486,563
Changes in cash flow assumptions and other activity	(259)	43,233	(7,283)	35,691
Balance after transition, at original discount rate	6,674,231	1,635,562	212,461	8,522,254
Cumulative changes in discount rate assumptions	2,432,010	3,316,991	27,818	5,776,819
Balance after transition, at current discount rate	9,106,241	4,952,553	240,279	14,299,073
Less: Reinsurance recoverable	8,536,200	4,952,553	239,874	13,728,627
Balance after transition, net of reinsurance recoverable	$570,041	$0	$405	$570,446
(1)    Benefit reserves, excluding amounts for reinsurance recoverable, are included in "Future policy benefits". For additional information on the liability for future policy benefits, see Note 8.
(2)    Other includes fixed annuities and retirement products.

	January 1, 2021
	Deferred Profit Liability(1)
	Life Insurance - Taiwan	Other(2)	Total
	(in thousands)
Balance prior to transition	$49,127	$1,689	$50,816
Changes in benefit reserves	(6,671)	8,521	1,850
Balance after transition	42,456	10,210	52,666
Less: Reinsurance recoverable	42,456	10,210	52,666
Balance after transition, net of reinsurance recoverable	$0	$0	$0
(1)    Deferred profit liability ("DPL"), excluding amounts for reinsurance recoverable, is included in "Future policy benefits". For additional information regarding the liability for future policy benefits, see Note 8.
(2)    Other includes fixed annuities and retirement products.

	January 1, 2021
	Additional Insurance Reserves(1)
	Variable/Universal Life	Variable Annuities	Total
	(in thousands)
Balance prior to transition	$9,363,585	$588,311	$9,951,896
Unwinding amounts related to unrealized investment gains and losses	(1,426,811)	(53,889)	(1,480,700)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	7,936,774	534,422	8,471,196
Reclassification of future policy benefits additional insurance reserves to market risk benefits	0	(534,422)	(534,422)
Updates to certain universal life contract liabilities(2)	1,771,341	0	1,771,341
Balance after transition, excluding amounts related to unrealized investment gains and losses	9,708,115	0	9,708,115
Amounts related to unrealized investment gains and losses after transition	1,169,972	0	1,169,972
Balance after transition	10,878,087	0	10,878,087
Less: Reinsurance recoverable	10,685,150	0	10,685,150
Balance after transition, net of reinsurance recoverable	$192,937	$0	$192,937
(1)    Additional insurance reserves ("AIR"), excluding amounts for reinsurance recoverable, are included in "Future policy benefits". For additional information regarding the liability for future policy benefits, see Note 8.
(2)    For additional information regarding updates to reserves and other related balances for certain universal life contracts, see Note 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

January 1, 2021
Unearned Revenue Reserves(1)
Variable/Universal Life
(in thousands)
Balance prior to transition	$1,377,669
Unwinding amounts related to unrealized investment gains and losses and other activity	367,599
Balance after transition	1,745,268
Less: Reinsurance recoverable	751,517
Balance after transition, net of reinsurance recoverable	$993,751
(1)    Unearned revenue reserves ("URR") are included in "Policyholders' account balances". For additional information regarding the liability for policyholders' account balances, see Note 9.

January 1, 2021
Market Risk Benefits(1)
Variable Annuities
(in thousands)
Liability for guaranteed benefits recorded at fair value, prior to transition	$13,227,814
Additional insurance reserves to be reclassed to market risk benefits, prior to transition, excluding amounts related to unrealized investment gains and losses	534,422
Total liability prior to transition	13,762,236
Change in reserve basis to market risk benefits framework	(184,693)
Market risk benefits after transition, at current non-performance risk value	13,577,543
Less: Reinsured market risk benefits	13,589,575
Market risk benefits after transition, net of reinsurance	(12,032)

Market risk benefits after transition, at contract inception non-performance risk value	14,300,380
Cumulative change in non-performance risk	722,837
Market risk benefits after transition, at current non-performance risk value	$13,577,543
(1)    For additional information regarding market risk benefits, see Note 10.

January 1, 2021
Cost of Reinsurance(1)
Variable/Universal Life
(in thousands)
Balance prior to transition	$602,294
Unwinding amounts related to unrealized investment gains and losses	(246,899)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	355,395
Impact from updates to certain universal life contract liabilities(2)	81,920
Balance after transition, excluding amounts related to unrealized investment gains and losses	437,315
Amounts related to unrealized investment gains and losses after transition	191,098
Balance after transition	$628,413
(1)    Cost of reinsurance is included in "Other liabilities".
(2)    For additional information regarding updates to reserves and other related balances for certain universal life contracts, see Note 2.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The most significant estimates include those used in determining future policy benefits; policyholders' account balances and reinsurance related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; market risk benefits; the valuation of investments including derivatives, the measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; reinsurance recoverables; any provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Adoption of ASU 2018-12

Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company and had a significant financial impact on the Consolidated Financial Statements and disclosures. See Note 1 for additional information.

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Total equity” of $271 million, primarily from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. As of the January 1, 2023 adoption date, the impact amounted to an increase to "Total equity" of $673 million. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in market interest rates during 2021 and 2022.

Outlined below are: (1) key accounting policy changes effected by the ASU and (2) updated accounting policies for all of the periods presented in the Unaudited Interim Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1) Key Accounting Policy Changes

Area of Change	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021 (the “transition date”). Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI
The impact upon transition reflects the impact on in force contract liabilities in instances where expected net premiums exceeded expected gross premiums at an issue-year cohort level as a result of updating to current best estimate cash flow assumptions as of the transition date. As a result of the modified retrospective transition method, the vast majority of the impact of updating cash flow assumptions to best estimates as of the transition date will be reflected in the pattern of earnings in subsequent periods. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 8 for additional information.

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yields, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, the guidance for the liability for future policy benefits was adopted effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, for balance sheet remeasurement purposes, the liability for future policy benefits is remeasured using discount rates as of January 1, 2021 with the impact recorded as a cumulative effect adjustment to AOCI.
Adoption of the ASU resulted in a significant impact to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. This adjustment largely reflects the difference between discount rates locked-in at contract inception versus current discount rates. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 8 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Area of Change	Description	Method of adoption	Effect on the financial statements or other significant matters
Amortization of deferred acquisition costs ("DAC") and other balances	Requires DAC and other balances, such as URR and Deferred Sales Inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.
Adoption of the ASU did not have a significant impact on DAC and other balances upon transition, other than the impact of the removal of any related amounts in AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 6 for additional information.

Market Risk Benefits	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in the fair value of market risk benefits are recorded in net income, except for the portion attributable to changes in an entity’s NPR, which is recognized in OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Effective January 1, 2023 using the retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021.
Adoption of the ASU resulted in an adjustment to retained earnings for the difference between the fair value and carrying value of benefits not measured at fair value prior to the adoption of the ASU (e.g., guaranteed minimum death benefits on variable annuities) and a reclass of the cumulative effect of changes in NPR from retained earnings to AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 10 for additional information.

In addition to the significant key accounting changes noted above, ASU 2018-12 also clarified the definition of assessments used to accrue additional insurance reserves and other related balances, primarily for no-lapse guarantee features on certain universal life contracts. Application of the new guidance changed the pattern of reserve recognition for these guarantees and resulted in an increase to the net contract liabilities related to these products at transition. See Note 1 for additional information regarding the effect on the financial statements.

ASU 2022-05, Financial Services – Insurance (Topic 944) Transition for Sold Contracts was issued on December 15, 2022, to amend the transition guidance in ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendment allows an insurance entity to make an accounting policy election to not apply ASU 2018-12 to contracts or legal entities sold or disposed of before the effective date, and in which the insurance entity has no significant continuing involvement with the derecognized contracts. An insurance entity is permitted to apply the policy election on a transaction by transaction basis to each sale or disposal transaction. An insurance entity is required to disclose whether it has chosen to apply this accounting policy election and provide a qualitative description of the sale or disposal transactions to which the accounting policy election is applied. The Company did not apply this accounting policy election.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2) Updated Accounting Policies

This section includes the updated accounting policies resulting from the adoption of ASU 2018-12 which are applicable to all of the periods presented in the Unaudited Interim Financial Statements. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ASSETS

Deferred policy acquisition costs represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”, and the carrying amount of DAC is not subject to recoverability testing upon adoption of the ASU.

DAC is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

•Life insurance contracts – DAC associated with life insurance contracts is generally amortized in proportion to the initial face amount of life insurance in force. This is applicable to traditional and universal life insurance.

•Payout annuity contracts – DAC associated with payout annuity contracts is amortized in proportion to annual benefit payments.

•Deferred annuity contracts – DAC associated with fixed and variable deferred annuity contracts is amortized in proportion to deposits.

For single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method.

Current period DAC amortization reflects the impact of changes in actual insurance in force during the period and changes in future assumptions effected as of the end of the quarter, where applicable. The Company typically updates actuarial assumptions annually in the second quarter, (see "Annual Assumptions Review" below), unless a material change is observed in an interim period that is indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term.

Assumptions used for DAC are consistent with those used in estimating the liability for future policy benefits (or any other related balance) for the corresponding contract. Determining the level of aggregation and actuarial assumptions used in projecting in force terminations requires judgment. Internal criteria are developed to determine the level of aggregation by considering both qualitative and quantitative materiality thresholds. The assumptions used in projecting in force terminations are mortality, mortality improvement, and lapse assumptions. These assumptions are generally based on the Company’s experience, industry experience and/or other factors, as applicable. For variable deferred annuity contracts, lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefits and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates and third party reinsurers, and are reported on the Consolidated Statements of Financial Position net of the CECL allowance. Reinsurance recoverables also include assumed modified coinsurance arrangements which generally reflect the value of the invested assets retained by the cedant and the associated asset returns. Modified coinsurance recoverables contain an embedded derivative (bifurcated and accounted for separately from the host contract) that is presented together with the derivative embedded in the modified coinsurance payables as one compound derivative. For additional information about these arrangements see Note 11.

The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the liability resulting from such updates recorded in "Interest rate remeasurement of future policy benefits" in OCI.

Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contract holders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies.

Market risk benefits in an asset position are presented separately from market risk benefits in a liability position. See “Market risk benefits” below.

Other assets consists primarily of deposit assets related to a reinsurance agreement entered into with a third-party reinsurer during 2021 using deposit accounting under U.S. GAAP, see Note 11 for additional information. Included in these deposit assets are amounts representing fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5. Also included are premiums due, deferred loss on reinsurance with affiliates which is amortized over the expected life of the reinsured contracts on a constant-level basis, receivables resulting from sales of securities that had not yet settled at the balance sheet date, prepaid tax expenses, and the Company’s investments in operating joint ventures. Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Sales Inducements are amounts that are credited to a policyholders’ account balance primarily as an inducement to purchase fixed and/or variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology, factors and assumptions used to amortize DAC. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” Unlike DAC, DSI are considered contractual cash flows and, as a result, are subject to periodic recoverability testing. See Note 6 for additional information regarding DSI.

Separate account assets represents segregated funds that are invested for certain policyholders, and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”. Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrue to the Company and are included in the Company’s results of operations. See Note 7 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

Future policy benefits is primarily comprised of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross ("NTG") ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 8 for additional information regarding future policy benefits.

The reserving methodology used for non-participating traditional and limited-payment contracts include the following:

•Cash Flow Assumptions. In measuring the liability for future policy benefits, the net premium valuation methodology is utilized. Under this methodology, a liability for future policy benefits is established using current best estimate insurance assumptions and interest rate assumptions locked-in at contract issuance date. The NTG ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums. The liability is then determined as the present value of expected future policy benefits and non-level claim settlement expenses less the present value of expected future net premiums. For purposes of liability measurement, contracts are grouped into cohorts based primarily on issue year and major product line.

The NTG ratio is generally updated quarterly for actual experience and annually for future cash flow assumption updates during the Company’s annual assumptions review process in the second quarter of each year unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), and with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

If a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and non-level claim settlement expenses, the NTG ratio is capped at 100%. In these instances, all changes in expected benefits resulting from both actual experience deviations and changes in future assumptions are reflected immediately. While the liability for future policy benefits cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”), the NTG ratio may be negative. This would be the case whereby conditions have improved such that the present value of future net premiums plus the existing liability for future policy benefits as of the valuation date exceed the present value of expected future policy benefits and non-level claim settlement expenses. In this case, the negative NTG ratio would be applied going forward to gross premiums received, effectively amortizing the gain into income and reducing the liability over time.

In addition, for limited-payment contracts, the liability for future policy benefits also includes a Deferred Profit Liability representing gross premiums received in excess of net premiums and is generally recognized in revenue in a constant relationship with insurance in force for life contracts or with the amount of expected future benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits discussed above. The DPL cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”).

For contracts issued prior to January 1, 2021, the modified retrospective transition method was used to transition to ASU 2018-12. Under this method, the transition date of January 1, 2021 serves as the new issue date of the contracts in force for purposes of retrospectively unlocking the NTG ratio and DPL as described above.

•Discount Rate Assumption. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., global single A) at contract inception for contracts issued after January 1, 2021. The discount rate in effect at contract inception is locked-in for the calculation of the NTG ratio and accretion of interest cost on the liability through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current single A rate at each reporting period, with the effect on the liability resulting from such update recorded in “Interest rate remeasurement of future policy benefits" in OCI.

The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper medium grade (low credit risk) fixed income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States and foreign economies, such as Japan, with observable corporate A spreads, is developed using government bond rates, plus globally equivalent public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s definition which includes the spectrum of A (i.e., A- to A+). The rate used in foreign operations (with the exception of certain emerging markets, as discussed below) is based on the equivalent of a single A rate from a global rating agency for corporate bonds issued in the same currency and country in which the insurance contract is written. Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company's ultimate long-term economic assumptions. See “Annual Assumptions Review” below for further discussion regarding the Company’s long-term economic assumption setting process.

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (AIR liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders' account balances in the general account and all policy charges including charges for administration, mortality, expense, surrender, and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including URR, net of reinsurance and any DSI asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in "policyholders' benefits". Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

In certain instances, for universal life type contracts and participating contracts, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Historically, PFL liabilities have been predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach, and accordingly, are updated each quarter, using current in force and market data, and as part of the annual assumption update, such that the liability as of each measurement date represents the Company's current estimate of the present value of the amount necessary to offset anticipated future losses.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses include estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date.

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. The unearned revenue liability represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumption used to amortize DAC. See Note 9 for additional information regarding policyholders’ account balances. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked feature of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5.

Market risk benefit liabilities (or assets) represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 10 for additional information regarding market risk benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other liabilities consists primarily of reinsurance payables associated with reinsurance arrangements with affiliates that correspond to reinsurance receivables included above in “Reinsurance recoverables”. Also included is a funds withheld liability for assets retained under a reinsurance agreement that corresponds to the deposit assets above in "Other assets". For additional information about these arrangements see Note 11. Additionally other liabilities includes accrued expenses, technical overdrafts, payables resulting from purchases of securities that had not yet settled at the balance sheet date and deferred gain on reinsurance. The amortization method for deferred gain on reinsurance is amortized over the expected life of the reinsured contracts on a constant-level basis.

Separate account liabilities primarily represents the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

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

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are generally accounted for as market risk benefits (see “Market risk benefits” above).

Amounts received as payment for universal or variable individual life contracts, deferred fixed or variable annuities and other contracts without life contingencies are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts using the same methodology, factors, and assumption used to amortize DAC as described above. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC and DSI.

Policyholders’ account balances also includes amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products where changes in the value of the embedded derivatives are recorded through "Realized investment gains (losses), net". For additional information regarding the valuation of these embedded derivatives, see Note 5.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Annual Assumptions Review

Annually, the Company performs a comprehensive review of the assumptions set for purposes of estimating future premiums, benefits, and other cash flows. The assumptions are based on the Company’s best estimates of future rates of mortality, morbidity, lapse, surrender, annuitization, expenses and other items. The Company generally looks to relevant Company experience as the primary basis for assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table where the Company experience alone is not credible. The Company sets mortality assumptions that vary by major type of business, with different assumptions for life insurance, annuities, and retirement products. Within type of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.

The Company also performs a comprehensive review of the long-term interest rate assumptions and equity return assumptions that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry survey as the primary basis for assumptions.

Other ASUs adopted during the three months ended March 31, 2023

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, effective January 1, 2023, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. Specific to the accounting policy for commercial mortgage and other loans, adoption of the ASU resulted in the elimination of TDRs such that, on a prospective basis, all modifications are evaluated under the existing modification guidance in ASC 310-20 to determine whether a modification results in a new financial instrument or a continuation of the existing financial instrument. Furthermore, for modifications of loans that have a CECL allowance and result in a continuation of the existing loan, the CECL allowance of the loan is remeasured using the modified terms and the post-modification effective yield. Prior to the adoption of the ASU, if a loan modification was a TDR, the CECL allowance of the loan was remeasured using the modified terms and the loan’s original effective yield. Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$393,303	$1,431	$60,356	$0	$334,378
Obligations of U.S. states and their political subdivisions	667,170	6,379	21,034	0	652,515
Foreign government bonds	336,462	1,465	53,779	0	284,148
U.S. public corporate securities	8,853,155	57,490	828,895	1,333	8,080,417
U.S. private corporate securities	4,223,059	22,143	273,159	2,366	3,969,677
Foreign public corporate securities	1,713,147	4,616	144,369	21	1,573,373
Foreign private corporate securities	4,330,680	52,856	492,024	0	3,891,512
Asset-backed securities(1)	1,612,625	10,641	24,991	0	1,598,275
Commercial mortgage-backed securities	852,719	135	71,582	0	781,272
Residential mortgage-backed securities(2)	412,511	5,520	7,240	7	410,784
Total fixed maturities, available-for-sale	$23,394,831	$162,676	$1,977,429	$3,727	$21,576,351

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans and credit cards.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$354,348	$300	$72,856	$0	$281,792
Obligations of U.S. states and their political subdivisions	654,884	4,275	30,959	0	628,200
Foreign government bonds	330,967	1,140	58,640	5	273,462
U.S. public corporate securities	7,414,790	21,299	992,145	0	6,443,944
U.S. private corporate securities	4,140,734	13,071	335,205	1,871	3,816,729
Foreign public corporate securities	1,539,172	2,455	163,384	21	1,378,222
Foreign private corporate securities	4,338,585	19,761	589,153	2,863	3,766,330
Asset-backed securities(1)	1,467,955	6,976	32,577	0	1,442,354
Commercial mortgage-backed securities	727,159	94	69,101	0	658,152
Residential mortgage-backed securities(2)	342,493	3,211	9,479	9	336,216
Total fixed maturities, available-for-sale	$21,311,087	$72,582	$2,353,499	$4,769	$19,025,401

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,261	$47	$226,808	$60,309	$228,069	$60,356
Obligations of U.S. states and their political subdivisions	177,246	3,715	131,870	17,319	309,116	21,034
Foreign government bonds	51,873	2,735	204,214	51,044	256,087	53,779
U.S. public corporate securities	2,412,858	79,317	3,476,659	749,576	5,889,517	828,893
U.S. private corporate securities	1,626,805	66,067	1,568,743	207,075	3,195,548	273,142
Foreign public corporate securities	440,424	8,543	786,528	135,797	1,226,952	144,340
Foreign private corporate securities	643,840	31,960	2,170,834	460,064	2,814,674	492,024
Asset-backed securities	292,413	1,821	578,545	23,170	870,958	24,991
Commercial mortgage-backed securities	319,058	20,512	382,225	51,070	701,283	71,582
Residential mortgage-backed securities	138,586	4,327	23,119	2,913	161,705	7,240
Total fixed maturities, available-for-sale	$6,104,364	$219,044	$9,549,545	$1,758,337	$15,653,909	$1,977,381

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$212,991	$46,928	$62,630	$25,928	$275,621	$72,856
Obligations of U.S. states and their political subdivisions	307,734	16,851	61,915	14,108	369,649	30,959
Foreign government bonds	139,577	19,435	111,371	39,205	250,948	58,640
U.S. public corporate securities	3,873,275	389,937	1,979,725	602,208	5,853,000	992,145
U.S. private corporate securities	2,506,932	157,853	948,686	177,352	3,455,618	335,205
Foreign public corporate securities	548,083	40,508	596,437	122,856	1,144,520	163,364
Foreign private corporate securities	1,772,413	199,124	1,479,608	390,029	3,252,021	589,153
Asset-backed securities	625,710	15,146	289,581	17,431	915,291	32,577
Commercial mortgage-backed securities	459,186	30,408	176,349	38,693	635,535	69,101
Residential mortgage-backed securities	129,721	9,220	1,294	259	131,015	9,479
Total fixed maturities, available-for-sale	$10,575,622	$925,410	$5,707,596	$1,428,069	$16,283,218	$2,353,479

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $1,823.5 million and $2,164.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $153.9 million and $189.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2023, the $1,758.3 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2022, the $1,428.1 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non- cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$870,760	$849,831
Due after one year through five years	7,032,893	6,696,100
Due after five years through ten years	5,691,131	5,254,702
Due after ten years	6,922,192	5,985,387
Asset-backed securities	1,612,625	1,598,275
Commercial mortgage-backed securities	852,719	781,272
Residential mortgage-backed securities	412,511	410,784
Total fixed maturities, available-for-sale	$23,394,831	$21,576,351

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$60,373	$274,429
Proceeds from maturities/prepayments	295,128	120,361
Gross investment gains from sales and maturities	2,672	(706)
Gross investment losses from sales and maturities	(11,938)	(19,442)
Write-downs recognized in earnings(2)	3	3
(Addition to) release of allowance for credit losses	1,042	(16,576)
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $54.9 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	2,923	0	0	0	2,923
Reductions for securities sold during the period	0	(1)	(3,733)	0	0	0	(3,734)
Additions (reductions) on securities with previous allowance	0	(4)	(225)	0	0	(2)	(231)
Balance, end of period	$0	$0	$3,720	$0	$0	$7	$3,727

	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$11	$4,138	$0	$0	$0	$4,149
Additions to allowance for credit losses not previously recorded	0	329	9,258	0	0	0	9,587
Reductions for securities sold during the period	0	(3)	0	0	0	0	(3)
Additions (reductions) on securities with previous allowance	0	62	6,930	0	0	0	6,992
Balance, end of period	$0	$399	$20,326	$0	$0	$0	$20,725

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to restructurings within the capital goods and transportation sectors within private corporate securities, partially offset by adverse projected cash flows in the finance and technology sectors within private corporate securities. For the three months ended March 31, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on securities in the utility and communication sectors within private corporate securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2023 and December 31, 2022.
Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)”, was $96.1 million and $(336.4) million during the three months ended March 31, 2023 and 2022, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)”, was $9.2 million and $(4.1) million during the three months ended March 31, 2023 and 2022, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,287,854	25.3%	$1,289,026	26.0%
Hospitality	103,717	2.0	104,177	2.1
Industrial	1,890,743	37.1	1,766,247	35.8
Office	588,536	11.6	590,897	11.9
Other	380,518	7.5	380,121	7.7
Retail	369,908	7.3	351,457	7.1
Total commercial mortgage loans	4,621,276	90.8	4,481,925	90.6
Agricultural property loans	471,441	9.2	467,018	9.4
Total commercial mortgage and agricultural property loans	5,092,717	100.0%	4,948,943	100.0%
Allowance for credit losses	(21,410)		(20,263)
Total net commercial mortgage and agricultural property loans	$5,071,307		$4,928,680

As of March 31, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (13%) and New York (5%)) and included loans secured by properties in Europe (10%), Mexico (2%) and Australia (1%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$19,665	$598	$20,263	$5,847	$104	$5,951
Addition to (release of) allowance for expected losses	762	385	1,147	477	18	495
Allowance, end of period	$20,427	$983	$21,410	$6,324	$122	$6,446

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the Company's methodology for developing our allowance and expected losses.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and portfolio growth. For the three months ended March 31, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$18,330	$266,659	$251,462	$63,455	$223,483	$1,088,037	$0	$1,911,426
60%-69.99%	98,256	347,208	719,339	250,659	219,868	352,310	0	1,987,640
70%-79.99%	36,284	168,211	279,817	41,687	68,320	59,663	0	653,982
80% or greater	0	0	0	0	957	67,271	0	68,228
Total	$152,870	$782,078	$1,250,618	$355,801	$512,628	$1,567,281	$0	$4,621,276
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$152,870	$749,363	$1,250,618	$244,850	$455,241	$1,449,893	$0	$4,302,835
1.0 - 1.2x	0	32,715	0	83,239	26,336	27,209	0	169,499
Less than 1.0x	0	0	0	27,712	31,051	90,179	0	148,942
Total	$152,870	$782,078	$1,250,618	$355,801	$512,628	$1,567,281	$0	$4,621,276
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$11,430	$197,869	$132,177	$26,379	$15,989	$26,637	$4,750	$415,231
60%-69.99%	0	56,210	0	0	0	0	0	56,210
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$11,430	$254,079	$132,177	$26,379	$15,989	$26,637	$4,750	$471,441
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$11,430	$252,079	$132,177	$26,379	$15,989	$26,637	$4,750	$469,441
1.0 - 1.2x	0	2,000	0	0	0	0	0	2,000
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$11,430	$254,079	$132,177	$26,379	$15,989	$26,637	$4,750	$471,441

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

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$4,621,276	$0	$0	$0	$4,621,276	$0
Agricultural property loans	470,112	0	0	1,329	471,441	0
Total	$5,091,388	$0	$0	$1,329	$5,092,717	$0

(1)As of March 31, 2023, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

For both the three months ended March 31, 2023 and 2022, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both March 31, 2023 and December 31, 2022.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Company’s investment in separate accounts	$455	$510
LPs/LLCs:
Equity method:
Private equity	302,205	287,969
Hedge funds	601,566	576,595
Real estate-related	91,419	107,429
Subtotal equity method	995,190	971,993
Fair value:
Private equity	59,006	59,146
Hedge funds	318	396
Real estate-related	9,015	9,457
Subtotal fair value	68,339	68,999
Total LPs/LLCs	1,063,529	1,040,992
Derivative instruments	11,232	47,111
Total other invested assets	$1,075,216	$1,088,613

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Fixed maturities	$213,062	$187,628
Equity securities	381	349
Commercial mortgage and other loans	15,429	13,335
Policy loans	14,771	14,525
Other invested assets	50	48
Short-term investments and cash equivalents	6,080	3,750
Total accrued investment income	$249,773	$219,635

There were no significant write-downs on accrued investment income for both the three months ended March 31, 2023 and 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$234,810	$109,191
Fixed maturities, trading	17,874	15,565
Equity securities	2,777	162
Commercial mortgage and other loans	48,656	22,248
Policy loans	4,996	16,944
Other invested assets	26,099	24,912
Short-term investments and cash equivalents	31,176	648
Gross investment income	366,388	189,670
Less: investment expenses	(16,938)	(10,370)
Net investment income	$349,450	$179,300

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed maturities(1)	$(8,221)	$(36,721)
Commercial mortgage and other loans	(1,278)	(603)
Other invested assets	5,627	1,642
Derivatives	(118,270)	389,227
Short-term investments and cash equivalents	1,463	(264)
Realized investment gains (losses), net	$(120,679)	$353,281

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$4,164	$4,371
Fixed maturity securities, available-for-sale without an allowance	(1,818,917)	(2,285,288)
Derivatives designated as cash flow hedges(1)	118,340	138,627
Affiliated notes	(12,139)	(13,189)
Other investments(2)	(1,205)	(1,176)
Net unrealized gains (losses) on investments	$(1,709,757)	$(2,156,655)

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2023 and December 31, 2022, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$510	$0	$510	$506	$0	$506
U.S. public corporate securities	8,064	0	8,064	7,903	0	7,903
Foreign public corporate securities	3,053	0	3,053	12,873	0	12,873
Equity securities	147,925	0	147,925	65,468	0	65,468
Total cash collateral for loaned securities(1)	$159,552	$0	$159,552	$86,750	$0	$86,750

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	March 31, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,152	$0	$(238)	$3,225	$0	$(316)
Foreign Currency Swaps	1,893,555	203,648	(15,473)	1,933,343	233,812	(10,462)
Total Derivatives Designated as Hedge Accounting Instruments	$1,896,707	$203,648	$(15,711)	$1,936,568	$233,812	$(10,778)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$151,409,010	$5,561,149	$(15,876,422)	$138,419,110	$6,757,890	$(17,092,749)
Interest Rate Options	23,498,000	116,050	(610,535)	8,368,000	123,168	(225,125)
Interest Rate Futures	933,400	1,074	(7,515)	2,425,500	3,267	(201)
Interest Rate Forwards	1,104,000	10,831	(12,861)	1,104,000	11,265	(12,359)
Foreign Currency
Foreign Currency Forwards	505,096	13,996	(4,554)	364,946	590	(10,423)
Credit
Credit Default Swaps	89,631	1,257	0	47,450	346	0
Currency/Interest Rate
Foreign Currency Swaps	2,252,868	171,226	(8,192)	2,289,170	194,412	(14,624)
Equity
Total Return Swaps	14,084,407	202,506	(230,015)	15,958,130	120,341	(175,104)
Equity Options	30,692,980	379,810	(1,110,690)	25,187,516	239,003	(1,112,196)
Equity Futures	1,300,155	4,172	(14,199)	876,790	956	(513)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$225,869,547	$6,462,071	$(17,874,983)	$195,040,612	$7,451,238	$(18,643,294)
Total Derivatives(1)(2)	$227,766,254	$6,665,719	$(17,890,694)	$196,977,180	$7,685,050	$(18,654,072)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $4,129 million and $3,502 million as of March 31, 2023 and December 31, 2022, respectively included in "Policyholders' account balances". Other assets included $156 million and $141 million as of March 31, 2023 and December 31, 2022, respectively. Other liabilities included $12 million and $10 million as of March 31, 2023 and December 31, 2022, respectively.
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

	March 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$6,665,719	$(6,654,487)	$11,232	$0	$11,232
Securities purchased under agreements to resell	325,000	0	325,000	(325,000)	0
Total Assets	$6,990,719	$(6,654,487)	$336,232	$(325,000)	$11,232
Offsetting of Financial Liabilities:
Derivatives	$17,890,694	$(16,132,600)	$1,758,094	$(1,758,094)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$17,890,694	$(16,132,600)	$1,758,094	$(1,758,094)	$0

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,685,050	$(7,637,939)	$47,111	$0	$47,111
Securities purchased under agreements to resell	290,000	0	290,000	(290,000)	0
Total Assets	$7,975,050	$(7,637,939)	$337,111	$(290,000)	$47,111
Offsetting of Financial Liabilities:
Derivatives	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended March 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(25)	$0	$41
Currency/Interest Rate	2,515	0	11,705	(10,426)	(20,328)
Total cash flow hedges	2,516	0	11,680	(10,426)	(20,287)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(48,164)	208,061	0	0	0
Currency	(6,610)	0	0	0	0
Currency/Interest Rate	(12,722)	0	0	(146)	0
Credit	934	0	0	0	0
Equity	196,875	(199,932)	0	0	0
Embedded Derivatives	(247,987)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(117,674)	8,129	0	(146)	0
Total	$(115,158)	$8,129	$11,680	$(10,572)	$(20,287)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022 (1)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$0	$11	$0	$(157)
Currency/Interest Rate	(771)	0	7,850	6,700	12,981
Total cash flow hedges	(771)	0	7,861	6,700	12,824
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	244,314	(1,870,251)	0	0	0
Currency	4,297	0	0	0	0
Currency/Interest Rate	(1,708)	0	0	113	0
Credit	(2,723)	0	0	0	0
Equity	173,112	218,148	0	0	0
Embedded Derivatives	(27,294)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	389,998	(1,652,103)	0	113	0
Total	$389,227	$(1,652,103)	$7,861	$6,813	$12,824

(1)Prior period amounts have been updated to conform to current period presentation

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$138,627
Amount recorded in AOCI
Interest Rate	17
Currency/Interest Rate	(16,534)
Total amount recorded in AOCI	(16,517)
Amount reclassified from AOCI to income
Interest Rate	24
Currency/Interest Rate	(3,794)
Total amount reclassified from AOCI to income	(3,770)
Balance, March 31, 2023	$118,340

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2023 values, it is estimated that a pre-tax gain of $19 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2024.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $90 million and $47 million as of March 31, 2023 and December 31, 2022, respectively. These credit derivatives are reported at fair value as an asset of $1 million and $0 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 the notional amount of these credit derivatives had the following NAIC rating: $46 million in NAIC 3 and $44 million in NAIC 6.

The Company has no exposure on purchased credit protection as of March 31, 2023 and December 31, 2022.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of these market risk benefits is calculated as the present value of expected future benefit payments to contract holders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of these benefit features is based on assumptions a market participant would use in valuing market risk benefits. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the valuations, the assets and liabilities included in market risk benefits have been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the SOFR swap curve adjusted for an additional spread relative to SOFR to reflect the Company’s market-perceived NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with the Company issued funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon company emerging experience and industry studies, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$334,378	$0	$	$334,378
Obligations of U.S. states and their political subdivisions	0	652,515	0		652,515
Foreign government bonds	0	283,434	714		284,148
U.S. corporate public securities	0	8,080,417	0		8,080,417
U.S. corporate private securities	0	3,725,930	243,747		3,969,677
Foreign corporate public securities	0	1,566,216	7,157		1,573,373
Foreign corporate private securities	0	3,606,523	284,989		3,891,512
Asset-backed securities(2)	0	1,497,087	101,188		1,598,275
Commercial mortgage-backed securities	0	653,591	127,681		781,272
Residential mortgage-backed securities	0	410,784	0		410,784
Subtotal	0	20,810,875	765,476		21,576,351
Market risk benefit assets	0	0	1,427,488		1,427,488
Fixed maturities, trading	0	2,256,655	6,250		2,262,905
Equity securities	146,680	11,211	43,174		201,065
Short-term investments	0	216,944	14,416		231,360
Cash equivalents	47,900	1,445,998	0		1,493,898
Other invested assets(3)	6,658	6,659,061	0	(6,654,487)	11,232
Other assets	0	0	155,763		155,763
Reinsurance recoverable	0	0	1,357		1,357
Receivables from parent and affiliates	0	148,996	0		148,996
Subtotal excluding separate account assets	201,238	31,549,740	2,413,924	(6,654,487)	27,510,415
Separate account assets(4)(5)	102,362	111,732,834	4,553		111,839,749
Total assets	$303,600	$143,282,574	$2,418,477	$(6,654,487)	$139,350,164
Market risk benefit liabilities	$0	$0	$5,621,681	$	$5,621,681
Policyholders' account balances	0	0	4,129,043		4,129,043
Payables to parent and affiliates	0	17,864,285	0	(16,127,517)	1,736,768
Other liabilities	26,409	(11,520)	0	(5,083)	9,806
Total liabilities	$26,409	$17,852,765	$9,750,724	$(16,132,600)	$11,497,298

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$281,792	$0	$	$281,792
Obligations of U.S. states and their political subdivisions	0	628,200	0		628,200
Foreign government bonds	0	272,738	724		273,462
U.S. corporate public securities	0	6,443,944	0		6,443,944
U.S. corporate private securities	0	3,573,269	243,460		3,816,729
Foreign corporate public securities	0	1,371,354	6,868		1,378,222
Foreign corporate private securities	0	3,509,162	257,168		3,766,330
Asset-backed securities(2)	0	1,421,852	20,502		1,442,354
Commercial mortgage-backed securities	0	573,930	84,222		658,152
Residential mortgage-backed securities	0	336,216	0		336,216
Subtotal	0	18,412,457	612,944		19,025,401
Market risk benefit assets	0	0	1,393,237		1,393,237
Fixed maturities, trading	0	1,936,159	0		1,936,159
Equity securities	108,076	6,403	28,593		143,072
Short-term investments	0	81,215	16,945		98,160
Cash equivalents	0	1,432,182	0		1,432,182
Other invested assets(3)	4,223	7,680,827	0	(7,637,939)	47,111
Other assets	0	0	141,041		141,041
Reinsurance recoverable	0	0	0		0
Receivables from parent and affiliates	0	148,075	0		148,075
Subtotal excluding separate account assets	112,299	29,697,318	2,192,760	(7,637,939)	24,364,438
Separate account assets(4)(5)	102,243	108,682,425	4,645		108,789,313
Total assets	$214,542	$138,379,743	$2,197,405	$(7,637,939)	$133,153,751
Market risk benefit liabilities	$0	$0	$5,521,601	$	$5,521,601
Policyholders' account balances	0	0	3,502,096		3,502,096
Payables to parent and affiliates	0	18,653,159	0	(16,568,242)	2,084,917
Other liabilities	899	(9,496)	0	(670)	(9,267)
Total liabilities	$899	$18,643,663	$9,023,697	$(16,568,912)	$11,099,347

(1)“Netting” amounts represent cash collateral of $(9,478) million and $(8,931) million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As March 31, 2023 and December 31, 2022, the fair values of such investments were $68 million and $69 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2023 and December 31, 2022, the fair value of such investments were $5,454 million and $5,262 million, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$429,741	Discounted cash flow	Discount rate	5.67%	20%	8.01%	Decrease
		Liquidation	Liquidation value	82.86%	82.86%	82.86%	Increase
Market risk benefit assets(4)	$1,427,488	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.52%	2.20%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	18%	25%		Decrease
Liabilities:
Market risk benefit liabilities(4)	$5,621,681	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.52%	2.20%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	25%		Increase
Policyholders' account balances(10)	$4,129,043	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.27%	2.34%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option budget(11)	(2)%	6%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$408,494	Discounted cash flow	Discount rate	9.77%	20%	16.53%	Decrease
		Market Comparables	EBITDA multiples(3)	2.2 X	23.5 X	8.1 X	Increase
Market risk benefit assets(4)	$1,393,237	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.03%	1.13%		Increase
			Utilization rate(7)	39%	96%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	16%	25%		Decrease
Liabilities:
Market risk benefit liabilities(4)	$5,521,601	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.50%	2.20%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(10)	$3,502,096	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.17%	1.93%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option budget(11)	(2)%	6%		Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale.
(3)Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
(4)Market risk benefits primarily represent fair value for all living benefit guarantees including accommodation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(6)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 77% and maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(10)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(11)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another or multiple inputs. Examples of such interrelationships for significant internally-priced Level 3 assets and liabilities are as follows:

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

Market Risk Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(10)	$0	$0	$0	$0	$0	$0	$0	$714	$(12)
Corporate securities(3)	507,496	5,323	94,096	(19,598)	0	(51,424)	0	0	0	535,893	4,640
Structured securities(4)	104,724	(3,635)	146,016	(27)	0	(613)	0	2,240	(19,836)	228,869	(3,613)
Other assets:
Fixed maturities, trading	0	0	6,250	0	0	0	0	0	0	6,250	0
Equity securities	28,593	(830)	0	0	0	0	15,411	0	0	43,174	(830)
Short-term investments	16,945	1,856	1,542	0	0	(5,927)	0	0	0	14,416	51
Other assets	141,041	(18,361)	34,620	0	0	(1,537)	0	0	0	155,763	(16,824)
Reinsurance recoverable	0	1,357	0	0	0	0	0	0	0	1,357	1,357
Separate account assets	4,645	98	0	(180)	0	(10)	0	0	0	4,553	96
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(229,919)	0	0	(398,623)	0	1,595	0	0	(4,129,043)	(417,482)

	Three Months Ended March 31, 2023(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$325	$0	$0	$964	$389	$(901)	$0	$0	$1,916
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(830)	0	0	0	0	(830)	0	0
Short-term investments	1,434	0	0	51	371	0	0	0	51
Other assets	(18,361)	0	0	0	0	(16,824)	0	0	0
Reinsurance recoverable	1,357	0	0	0	0	1,357	0	0	0
Separate account assets	0	0	98	0	0	0	0	96	0
Liabilities:
Policyholders' account balances	(229,919)	0	0	0	0	(417,482)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$150	$(10)	$0	$0	$0	$0	$0	$0	$0	$140	$(10)
Corporate securities(3)	385,634	(36,375)	49,410	(1,171)	0	(12,140)	0	0	0	385,358	(36,465)
Structured securities(4)	173,944	(11,976)	0	0	0	(502)	0	0	(49,350)	112,116	(11,975)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	12,472	(1,009)	0	0	0	0	0	0	0	11,463	(1,009)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Other assets	72,937	(3,714)	7,816	0	0	(1,838)	0	0	0	75,201	(1,877)
Reinsurance recoverable	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances(5)	(3,245,773)	(100,653)	0	0	(152,791)	0	239,022	0	0	(3,260,195)	(70,214)

	Three Months Ended March 31, 2022(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(14,903)	$0	$0	$(33,841)	$383	$(15,011)	$0	$0	$(33,439)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(1,009)	0	0	0	0	(1,009)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Other assets	(3,714)	0	0	0	0	(1,877)	0	0	0
Reinsurance recoverable	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(100,653)	0	0	0	0	(70,214)	0	0	0

(1)"Other" includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate private, foreign corporate public, foreign corporate private securities and foreign government bonds.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)Includes asset-backed and commercial mortgage-backed securities.
(5)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(6)Effective January 1, 2021, Future policy benefits previously included in “changes in level 3 assets and liabilities” are reported in Note 10 Market Risk Benefits.

Nonrecurring Fair Value Measurements – The following tables represent information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3). For both the three months ended March 31, 2023 and 2022, there were no triggering events.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Equity in earnings of operating joint venture, net of taxes
Investment in joint venture	$0	$0

	March 31, 2023	December 31, 2022
	(in thousands)
Carrying value after measurement as of period end:
Investment in joint venture(1)	$0	$60,456

(1)Reported carrying value includes value as of the measurement period of June 30, 2022 for "Investment in joint venture".

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

	March 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$4,824,874	$4,824,874	$5,071,307
Policy loans	0	0	513,466	513,466	513,466
Short-term investments	36,500	0	0	36,500	36,500
Cash and cash equivalents	669,857	325,000	0	994,857	994,857
Accrued investment income	0	249,773	0	249,773	249,773
Reinsurance recoverables	0	0	24,462	24,462	26,196
Receivables from parent and affiliates	0	105,516	0	105,516	105,516
Other assets	0	39,601	964,203	1,003,804	1,003,804
Total assets	$706,357	$719,890	$6,327,005	$7,753,252	$8,001,419
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,128,631	$3,622,375	$4,751,006	$4,767,101
Cash collateral for loaned securities	0	159,552	0	159,552	159,552
Short-term debt to affiliates	0	120,454	0	120,454	125,916
Long-term debt to affiliates	0	174,115	0	174,115	184,280
Payables to parent and affiliates	0	36,539	0	36,539	36,539
Other liabilities	0	1,592,331	33,250	1,625,581	1,625,581
Total liabilities	$0	$3,211,622	$3,655,625	$6,867,247	$6,898,969

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$4,602,177	$4,602,177	$4,928,680
Policy loans	0	0	505,367	505,367	505,367
Short-term investments	26,331	0	0	26,331	26,331
Cash and cash equivalents	675,445	290,000	0	965,445	965,445
Accrued investment income	0	219,635	0	219,635	219,635
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	76,846	0	76,846	76,846
Other assets	0	94,200	730,682	824,882	824,882
Total assets	$701,776	$680,681	$5,863,353	$7,245,810	$7,574,369
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,192,271	$3,141,000	$4,333,271	$4,351,945
Cash collateral for loaned securities	0	86,750	0	86,750	86,750
Short-term debt to affiliates	0	120,325	0	120,325	126,250
Long-term debt to affiliates	0	173,905	0	173,905	185,563
Payables to parent and affiliates	0	41,654	0	41,654	41,654
Other liabilities	0	1,269,615	33,250	1,302,865	1,302,866
Total liabilities	$0	$2,884,520	$3,174,250	$6,058,770	$6,095,028

(1) Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	March 31, 2023
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$102,250	$3,736,456	$648,836	$2,442,883	$6,930,425
Capitalization	22,902	56,875	33,006	133,955	246,738
Amortization expense	(4,474)	(87,864)	(15,304)	(29,904)	(137,546)
Other	0	0	0	52	52
Balance, end of period	$120,678	$3,705,467	$666,538	$2,546,986	$7,039,669

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$84,479	$3,806,733	$577,084	$2,561,011	$7,029,307
Capitalization	746	77,128	33,626	134,889	246,389
Amortization expense	(3,191)	(84,575)	(11,432)	(25,877)	(125,075)
Other(1)	0	0	0	(541,408)	(541,408)
Balance, end of period	$82,034	$3,799,286	$599,278	$2,128,615	$6,609,213
(1) Other includes the impact of the reinsurance agreement with Lotus Re.

Deferred Reinsurance Losses

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	March 31, 2023
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$223,515	$69,377	$292,892
Amortization expense	(7,828)	(2,162)	(9,990)
Balance, end of period	$215,687	$67,215	$282,902

	March 31, 2022
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$254,577	$78,425	$333,002
Amortization expense	(7,902)	(2,312)	(10,214)
Balance, end of period	$246,675	$76,113	$322,788

Deferred Reinsurance Gains

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	March 31, 2023
	Variable / Universal Life	Fixed Annuities	Total
		(in thousands)
Balance, beginning of period	$1,434,958	$57,898	$1,492,856
Amortization	(18,096)	(1,622)	(19,718)
Balance, end of period	$1,416,862	$56,276	$1,473,138

	March 31, 2022
	Variable / Universal Life	Fixed Annuities	Total
		(in thousands)
Balance, beginning of period	$174,598	$78,138	$252,736
Amortization	(21,627)	(15,371)	(36,998)
Other(1)	1,340,312	0	1,340,312
Balance, end of period	$1,493,283	$62,767	$1,556,050
(1) Includes $1,346 million deferred gain related to the reinsurance agreement with Lotus Re, entered into January 1, 2022.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	March 31, 2023	March 31, 2022
	Variable Annuities
	(in thousands)
Balance, beginning of period	$381,504	$414,619
Capitalization	1,540	857
Amortization expense	(8,218)	(8,658)
Balance, end of period	$374,826	$406,818

7. SEPARATE ACCOUNTS

The Company issues annuity and life insurance variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most annuity and life insurance variable contracts are offered with both separate and general account options.

The Company also issues variable annuity contracts where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals. In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return, and/or (2) the highest contract value on a specified date adjusted for any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

The assets supporting the variable portion of annuity and life insurance variable contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within future policy benefits or market risk benefits. Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net”.

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,217	$2,510
U.S. corporate securities	11,148	8,702
Foreign corporate securities	2,233	1,420
Mortgage-backed securities	649	276
Mutual funds:
Equity	68,363,666	67,144,660
Fixed Income	39,528,749	38,109,374
Other	3,852,446	3,441,016
Equity securities	61,027	49,260
Other invested assets	5,453,782	5,262,178
Short-term investments	4,861	1,237
Cash and cash equivalents	10,606	30,613
Total	$117,293,384	$114,051,246

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the periods ended March 31, 2023 and December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities are as follows:

	March 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,448	$22,265,798	$114,051,246
Deposits	92,053	608,355	700,408
Investment performance	4,515,993	1,237,196	5,753,189
Policy charges	(589,415)	(200,762)	(790,177)
Surrenders and withdrawals	(2,238,332)	(80,450)	(2,318,782)
Benefit payments	(18,196)	(61,680)	(79,876)
Net transfers (to) from general account	(10,253)	(24,911)	(35,164)
Other	3,405	9,135	12,540
Balance, end of period	$93,540,703	$23,752,681	$117,293,384

Cash surrender value(1)	$91,951,494	$21,064,020	$113,015,514

(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

	March 31, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$123,977,624	$25,820,204	$149,797,828
Deposits	221,887	546,296	768,183
Investment performance	(7,818,980)	(1,356,908)	(9,175,888)
Policy charges	(680,325)	(188,075)	(868,400)
Surrenders and withdrawals	(2,512,811)	(75,648)	(2,588,459)
Benefit payments	(20,412)	(75,462)	(95,874)
Net transfers (to) from general account	(97,114)	(76,539)	(173,653)
Other	3,061	14,388	17,449
Balance, end of period	$113,072,930	$24,608,256	$137,681,186

Cash surrender value(1)	$111,046,026	$22,053,088	$133,099,114

(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

8. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability; and
•Additional Insurance Reserves

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	March 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of actual variances from expected experience and other activity	(4,111)	(599)	(4,710)
Adjusted balance, beginning of period	11,462,579	(599)	11,461,980
Issuances	132,627	9,560	142,187
Net premiums / considerations collected	(338,534)	(8,961)	(347,495)
Interest accrual	131,333	0	131,333
Balance at original discount rate, end of period	11,388,005	0	11,388,005
Effect of cumulative changes in discount rate assumptions, end of period	(312,681)	0	(312,681)
Balance, end of period	$11,075,324	$0	$11,075,324

	March 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,034	24,876	986,910
Balance at original discount rate, beginning of period	18,797,285	229,603	19,026,888
Effect of actual variances from expected experience	(13,802)	1,427	(12,375)
Adjusted balance, beginning of period	18,783,483	231,030	19,014,513
Issuances	132,627	9,560	142,187
Interest accrual	223,841	2,137	225,978
Benefit payments	(378,918)	(7,418)	(386,336)
Other adjustments	1,278	(41)	1,237
Balance at original discount rate, end of period	18,762,311	235,268	18,997,579
Effect of cumulative changes in discount rate assumptions, end of period	(474,265)	(19,786)	(494,051)
Balance, end of period	$18,288,046	$215,482	$18,503,528
Other, end of period			2,055
Total balance, end of period			$18,505,583

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,212,722	$215,482	$7,428,204
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	7,212,722	215,482	7,428,204
Less: Reinsurance recoverable	6,719,094	17,336	6,736,430
Balance after reinsurance recoverable, end of period, post-flooring	$493,628	$198,146	$691,774

	March 31, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$12,485,056	$0	$12,485,056
Effect of cumulative changes in discount rate assumptions, beginning of period	(1,826,120)	0	(1,826,120)
Balance at original discount rate, beginning of period	10,658,936	0	10,658,936
Effect of actual variances from expected experience and other activity	61,204	0	61,204
Adjusted balance, beginning of period	10,720,140	0	10,720,140
Issuances	136,282	9,878	146,160
Net premiums / considerations collected	(305,425)	(9,878)	(315,303)
Interest accrual	121,816	0	121,816
Balance at original discount rate, end of period	10,672,813	0	10,672,813
Effect of cumulative changes in discount rate assumptions, end of period	851,339	0	851,339
Balance, end of period	$11,524,152	$0	$11,524,152

	March 31, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$20,937,097	$237,065	$21,174,162
Effect of cumulative changes in discount rate assumptions, beginning of period	(3,607,275)	(16,704)	(3,623,979)
Balance at original discount rate, beginning of period	17,329,822	220,361	17,550,183
Effect of actual variances from expected experience	74,360	1,276	75,636
Adjusted balance, beginning of period	17,404,182	221,637	17,625,819
Issuances	136,282	9,878	146,160
Interest accrual	207,753	1,878	209,631
Benefit payments	(389,597)	(6,719)	(396,316)
Other adjustments	592	(285)	307
Balance at original discount rate, end of period	17,359,212	226,389	17,585,601
Effect of cumulative changes in discount rate assumptions, end of period	1,780,585	(2,220)	1,778,365
Balance, end of period	$19,139,797	$224,169	$19,363,966
Other, end of period			2,683
Total balance, end of period			$19,366,649

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,615,645	$224,169	$7,839,814
Flooring impact, end of period	6,056	0	6,056
Balance, end of period, post-flooring	7,621,701	224,169	7,845,870
Less: Reinsurance recoverable	7,101,936	17,807	7,119,743
Balance after reinsurance recoverable, end of period, post-flooring	$519,765	$206,362	$726,127
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	March 31, 2023
	Term Life	Fixed Annuities
	(in thousands)
Undiscounted expected future gross premiums	$22,077,087	$0
Discounted expected future gross premiums (at original discount rate)	$15,222,212	$0
Discounted expected future gross premiums (at current discount rate)	$14,816,791	$0
Undiscounted expected future benefits and expenses	$29,198,512	$316,153
Interest accrual	$92,508	$2,137
Gross premiums	$449,968	$10,891
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.21%	3.69%
Weighted-average interest rate (at current discount rate)	5.05%	5.01%

	March 31, 2022
	Term Life	Fixed Annuities
	(in thousands)
Undiscounted expected future gross premiums	$23,867,541	$0
Discounted expected future gross premiums (at original discount rate)	$16,203,391	$0
Discounted expected future gross premiums (at current discount rate)	$17,567,255	$0
Undiscounted expected future benefits and expenses	$27,031,304	$298,888
Interest accrual	$85,937	$1,878
Gross premiums	$462,094	$11,819
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	7
Weighted-average interest rate (at original discount rate)	5.27%	3.37%
Weighted-average interest rate (at current discount rate)	3.54%	3.50%
For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For non-participating traditional and limited-payment products, if a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for the present value of expected future policy benefits and non-level claim settlement expenses, then the liability for future policy benefits is adjusted at that time, and thereafter such that all changes, both favorable and unfavorable, in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately as a gain or loss.

In the first three months of 2023, there was a $24 million gain in net income for nonparticipating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $23 million loss, reflecting the impact of ceded reinsurance on the affected cohorts. The favorable impact in the first three months of 2023 is primarily due to favorable mortality experience related to individual term life products.

In the first three months of 2022, there was a $7 million charge to net income for nonparticipating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $7 million gain, reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in the first three months of 2022 is primarily due to unfavorable mortality experience related to individual term life products.

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	March 31, 2023	March 31, 2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$18,193	$15,765
Effect of actual variances from expected experience	(951)	(1,083)
Adjusted balance, beginning of period	17,242	14,682
Profits deferred	1,856	1,889
Interest accrual	182	131
Amortization	(541)	(466)
Other adjustments	(8)	(25)
Balance, end of period	18,731	16,211
Less: Reinsurance recoverable	1,545	1,829
Balance after reinsurance recoverable	$17,186	$14,382

The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	March 31, 2023	March 31, 2022
	Fixed Annuities
	(in thousands)
Revenue(1)	$(539)	$(445)
Interest accrual	182	131
(1) Represents the gross premiums collected in changes in deferred profit liability.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including GMDB and GMIB contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	March 31, 2023	March 31, 2022
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$12,664,445	$11,660,527
Flooring impact and amounts in AOCI	1,269,237	(896,930)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	13,933,682	10,763,597
Effect of actual variances from expected experience and other activity	(32,188)	(42,272)
Adjusted balance, beginning of period	13,901,494	10,721,325
Assessments collected(1)	267,869	233,679
Interest accrual	117,307	91,563
Benefits paid	(71,551)	(52,630)
Balance, excluding amounts in AOCI, end of period, pre-flooring	14,215,119	10,993,937
Flooring impact and amounts in AOCI	(962,417)	127,552
Balance, including amounts in AOCI, end of period, post-flooring	13,252,702	11,121,489
Less: Reinsurance recoverable	13,029,847	10,902,945
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$222,855	$218,544
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	March 31, 2023	March 31, 2022
	(in thousands)
Interest accrual	$117,307	$91,563
Gross assessments	$427,489	$373,710
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.38%	3.36%
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	March 31, 2023	March 31, 2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,428,204	$7,845,870
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	13,252,702	11,121,489
Deferred profit liability, end of period, post-flooring	18,731	16,211
Subtotal of amounts disclosed above	20,699,637	18,983,570
Other Future policy benefits reserves(1)	1,059,906	1,124,291
Total Future policy benefits	$21,759,543	$20,107,861
(1)Represents balances for which disaggregated rollforward disclosures are not required, including unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	March 31, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$449,968	$0	$10,891	$460,859
Additional insurance reserves	0	427,489	0	427,489
Deferred profit liability	0	0	(539)	(539)
Total	$449,968	$427,489	$10,352	$887,809

	March 31, 2022
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$462,094	$0	$11,819	$473,913
Additional insurance reserves	0	373,710	0	373,710
Deferred profit liability	0	0	(445)	(445)
Total	$462,094	$373,710	$11,374	$847,178
(1)Represents "Gross premiums" for benefit reserves; "Gross assessments" for additional insurance reserves; and "Revenue" for deferred profit liability.

	March 31, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$92,508	$0	$2,137	$94,645
Additional insurance reserves	0	117,307	0	117,307
Deferred profit liability	0	0	182	182
Total	$92,508	$117,307	$2,319	$212,134

	March 31, 2022
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$85,937	$0	$1,878	$87,815
Additional insurance reserves	0	91,563	0	91,563
Deferred profit liability	0	0	131	131
Total	$85,937	$91,563	$2,009	$179,509

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The Company issues variable life and variable universal life insurance contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no-lapse guarantee”).

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

The balance of and changes in policyholders' account balances as of and for the periods ended are as follows:

	March 31, 2023
	Variable Annuities	Variable Life / Universal Life	Total
	(in thousands)
Balance, beginning of period	$16,432,032	$18,736,365	$35,168,397
Deposits	948,987	530,381	1,479,368
Interest credited	78,629	141,753	220,382
Policy charges	(5,729)	(451,990)	(457,719)
Surrenders and withdrawals	(113,424)	(216,334)	(329,758)
Benefit payments	(10,624)	(24,771)	(35,395)
Net transfers (to) from separate account	10,253	24,911	35,164
Change in market value and other adjustments	191,448	84,425	275,873
Balance, end of period	17,531,572	18,824,740	36,356,312
Reinsurance and other recoverables(1)	319,707	12,834,671	13,154,378
Policyholders' account balance net of reinsurance and other recoverables	$17,211,865	$5,990,069	$23,201,934
Unearned revenue reserve			3,234,755
Other			4,208,054
Total Policyholders' account balances			$43,799,121

Weighted-average crediting rate	1.85%	3.02%	2.46%
Net amount at risk(2)	$0	$308,975,503	$308,975,503
Cash surrender value(3)	$15,338,366	$17,242,003	$32,580,369

(1) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(2) The net amount at risk calculation includes both general and separate account balances.
(3) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Variable Annuities	Variable Life / Universal Life	Total
	(in thousands)
Balance, beginning of period	$11,465,411	$18,762,548	$30,227,959
Deposits	1,288,963	558,688	1,847,651
Interest credited	33,157	139,524	172,681
Policy charges	(477)	(445,483)	(445,960)
Surrenders and withdrawals	(55,826)	(198,073)	(253,899)
Benefit payments	(9,694)	(26,561)	(36,255)
Net transfers (to) from separate account	134,051	76,186	210,237
Change in market value and other adjustments	18,261	(154,054)	(135,793)
Balance, end of period	12,873,846	18,712,775	31,586,621
Reinsurance and other recoverables(1)	336,619	12,982,489	13,319,108
Policyholders' account balance net of reinsurance and other recoverables	$12,537,227	$5,730,286	$18,267,513
Unearned revenue reserve			2,562,252
Other			3,085,191
Total Policyholders' account balances			$37,234,064

Weighted-average crediting rate	1.09%	2.98%	2.23%
Net amount at risk(2)	$0	$314,855,314	$314,855,314
Cash surrender value(3)	$12,035,925	$17,060,852	$29,096,777

(1) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(2) The net amount at risk calculation includes both general and separate account balances.
(3) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2023
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$1,004,577	$848,029	$18,595	$2	$1,871,203
1.00% - 1.99%	236,212	2,204	1,287	0	239,703
2.00% - 2.99%	25,642	1,916	0	0	27,558
3.00% - 4.00%	1,030,028	2,225	0	0	1,032,253
Greater than 4.00%	2,160	0	0	0	2,160
Total	$2,298,619	$854,374	$19,882	$2	$3,172,877
Variable and Universal Life
Less than 1.00%	$0	$0	$0	$10,513	$10,513
1.00% - 1.99%	149,551	0	1,071,226	1,948,636	3,169,413
2.00% - 2.99%	32,394	122,790	4,003,885	260,445	4,419,514
3.00% - 4.00%	4,643,346	1,840,308	358,423	0	6,842,077
Greater than 4.00%	2,134,411	0	0	0	2,134,411
Total	$6,959,702	$1,963,098	$5,433,534	$2,219,594	$16,575,928

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$1,078,751	$885,373	$18,973	$2	$1,983,099
1.00% - 1.99%	257,667	1,610	0	0	259,277
2.00% - 2.99%	29,943	62	0	0	30,005
3.00% - 4.00%	1,133,842	0	0	0	1,133,842
Greater than 4.00%	2,412	0	0	0	2,412
Total	$2,502,615	$887,045	$18,973	$2	$3,408,635
Variable and Universal Life
Less than 1.00%	$16,915	$0	$0	$0	$16,915
1.00% - 1.99%	359,005	0	649,596	1,981,146	2,989,747
2.00% - 2.99%	8,608	0	2,222,796	2,108,919	4,340,323
3.00%- 4.00%	4,718,016	11,418	2,298,924	138,202	7,166,560
Greater than 4.00%	2,101,597	0	0	0	2,101,597
Total	$7,204,141	$11,418	$5,171,316	$4,228,267	$16,615,142

Unearned Revenue Reserve

The balance of the changes in URR are as follows:

March 31, 2023
Variable Life / Universal Life
(in thousands)
Balance, beginning of period	$3,067,335
Unearned revenue	200,262
Amortization expense	(32,752)
Other adjustments	(90)
Balance, end of period	$3,234,755
Reinsurance recoverables	1,583,054
Unearned revenue reserve net of reinsurance recoverables	$1,651,701

March 31, 2022
Variable Life / Universal Life
(in thousands)
Balance, beginning of period	$2,398,788
Unearned revenue	195,794
Amortization expense	(32,330)
Balance, end of period	$2,562,252
Reinsurance recoverables	1,401,741
Unearned revenue reserve net of reinsurance recoverables	$1,160,511

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	March 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	293,206	(34,490)	258,716
Claims paid	(23,881)	1,653	(22,228)
Interest accrual	78,947	(2,290)	76,657
Actual in force different from expected	19,425	(2,389)	17,036
Effect of changes in interest rates	438,057	(49,031)	389,026
Effect of changes in equity markets	(635,535)	66,494	(569,041)
Effect of changes in current period counterparty non-performance risk	0	18,297	18,297
Other adjustments	77,790	0	77,790
Balance, end of period, before effect of changes in non-performance risk	6,526,544	(424,017)	6,102,527
Effect of cumulative changes in non-performance risk	(1,908,334)	0	(1,908,334)
Balance, end of period	$4,618,210	$(424,017)	$4,194,193

	March 31, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$8,884,362	$(906,484)	$7,977,878
Effect of cumulative changes in non-performance risk	287,605	0	287,605
Balance, beginning of period, before effect of changes in non-performance risk	9,171,967	(906,484)	8,265,483
Attributed fees collected	336,535	(39,403)	297,132
Claims paid	(6,504)	38	(6,466)
Interest accrual	6,079	(607)	5,472
Actual in force different from expected	12,607	(2,225)	10,382
Effect of changes in interest rates	(2,352,119)	244,066	(2,108,053)
Effect of changes in equity markets	841,445	(86,467)	754,978
Effect of changes in current period counterparty non-performance risk	0	112,030	112,030
Balance, end of period, before effect of changes in non-performance risk	8,010,010	(679,052)	7,330,958
Effect of cumulative changes in non-performance risk	(1,189,657)	0	(1,189,657)
Balance, end of period	$6,820,353	$(679,052)	$6,141,301

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table presents accompanying information to the rollforward table above. See Note 9 for information on "Net amount at risk".

	March 31, 2023	March 31, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk	$10,414,217	$4,557,413
Weighted-average attained age of contractholders	69	67

The table below reconciles MRB asset and liability positions as of the following dates:

	March 31, 2023	March 31, 2022
	Variable Annuities
	(in thousands)
Market risk benefit assets	$1,427,488	$1,579,370
Market risk benefit liabilities	5,621,681	7,720,671
Net liability	$4,194,193	$6,141,301

11.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), Gibraltar Universal Life Reinsurance Company ("GUL Re"), Dryden Arizona Reinsurance Term Company (“DART”), Lotus Reinsurance Company Ltd. ("Lotus Re"), and PALAC, a former subsidiary of Prudential Financial that was sold to Fortitude on April 1, 2022, which is discussed in Note 1. The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Change in value of market risk benefits, net of related hedging gain (loss) include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities within the PLNJ business to Prudential Insurance. These reinsurance agreements are market risk benefits and have been accounted for in the same manner. See Note 4 for additional information related to the accounting for market risk benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables(1)	$37,853,981	$37,096,562
Policy loans	(1,011,824)	(1,011,112)
Deferred policy acquisition costs(1)	(3,296,599)	(3,343,270)
Deferred sales inducements(1)	(37,515)	(38,146)
Market risk benefit assets(1)	547,475	543,177
Other assets(1)	1,372,881	1,146,794
Policyholders’ account balances(1)	6,914,263	7,157,639
Future policy benefits(1)	6,597,226	6,320,863
Market risk benefit liabilities(1)	129,074	120,916
Other liabilities(1)	3,269,756	2,891,433
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Deferred policy acquisition costs(1)	$107,162	$111,379
Market risk benefit assets(1)	67,851	64,738
Other assets	1,262,745	1,034,000
Policyholders’ account balances(1)	2,588,686	2,771,961
Future policy benefits	136	0
Market risk benefit liabilities(1)	45,777	40,731
Other liabilities	1,065,070	820,185
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

The deposit assets on reinsurance totaled $1,108 million and $828 million at March 31, 2023 and December 31, 2022, respectively. The funds withheld liabilities totaled $945 million and $705 million at March 31, 2023 and December 31, 2022, respectively.

Reinsurance recoverables by counterparty are broken out below:

	March 31, 2023	December 31, 2022(1)
	(in thousands)
PAR U	$15,311,792	$15,051,337
PURC	7,165,218	6,928,950
PARCC	2,453,049	2,437,589
GUL Re	3,111,960	3,124,697
PAR Term	2,045,923	2,040,599
Prudential Insurance	1,053,167	986,013
Term Re	1,948,562	1,830,197
Lotus Re	1,961,163	1,952,215
DART	650,230	578,462
Unaffiliated	2,152,917	2,166,503
Total reinsurance recoverables	$37,853,981	$37,096,562
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Premiums:
Direct(1)	$462,067	$473,421
Assumed	(156)	1,397
Ceded(1)	(385,255)	(405,313)
Net premiums(1)	76,656	69,505
Policy charges and fee income:
Direct(1)	735,938	790,899
Assumed(1)	152,600	146,806
Ceded(1)	(502,047)	(848,525)
Net policy charges and fee income(1)	386,491	89,180
Net investment income:
Direct	350,323	195,511
Assumed	343	453
Ceded	(1,216)	(16,664)
Net investment income	349,450	179,300
Asset administration fees:
Direct	80,356	97,457
Assumed	0	0
Ceded	(16,154)	(18,225)
Net asset administration fees	64,202	79,232
Other income (loss):
Direct	225,734	(348,688)
Assumed	(293)	39
Ceded(1)	19,406	21,566
Net Other income (loss)(1)	244,847	(327,083)
Realized investment gains (losses), net:
Direct(1)	(245,923)	510,822
Assumed(1)	138,666	(203,984)
Ceded(1)	(13,422)	46,443
Realized investment gains (losses), net(1)	(120,679)	353,281
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	33,120	(171,355)
Assumed(1)	(6,217)	0
Ceded(1)	(6,701)	(266,513)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	20,202	(437,868)
Policyholders’ benefits (including change in reserves):
Direct(1)	878,785	854,159
Assumed(1)	317,287	253,037
Ceded(1)	(1,090,890)	(921,787)
Net policyholders’ benefits (including change in reserves)(1)	105,182	185,409

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2023	2022
Change in estimates of liability for future policy benefits:
Direct(1)	(48,501)	(9,982)
Assumed(1)	1,807	(18,091)
Ceded(1)	42,292	25,226
Net change in estimates of liability for future policy benefits(1)	(4,402)	(2,847)
Interest credited to policyholders’ account balances:
Direct(1)	222,575	145,870
Assumed	38,506	72,502
Ceded(1)	(100,859)	(106,353)
Net interest credited to policyholders’ account balances(1)	160,222	112,019
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(117,830)	(117,357)
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended March 31,
	2023	2022(1)
	(in thousands)
Premiums:
Assumed(2)	$(166)	$40
Ceded(2)	(16,575)	(11,522)

Policy charges and fee income:
Assumed	540	0
Ceded	(23,938)	(18,298)

Net investment income:
Ceded	10,920	(4,333)

Other income (loss):
Assumed	(293)	39
Ceded	1,622	0

Realized investment gains (losses), net:
Assumed	138,666	0
Ceded(2)	(14,581)	45,950

Change in value of market risk benefits, net of related hedging gain (loss):
Assumed(2)	(6,217)	0
Ceded(2)	(4,773)	(50,873)

Policyholders’ benefits (including change in reserves):
Assumed	91	109
Ceded(2)	(27,702)	(18,491)

Interest credited to policyholders’ account balances:
Assumed	7,469	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)    Prior period has been reclassified to conform to the current period presentation
(2)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

The gross and net amounts of life insurance face amount in force as of March 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$1,098,986,043	$1,085,450,111
Assumed gross life insurance face amount in force	36,379,128	37,528,980
Reinsurance ceded	(1,012,593,512)	(998,722,883)
Net life insurance face amount in force	$122,771,659	$124,256,208

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

PALAC

Effective April 1, 2016, the Company entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to PALAC, excluding the PLNJ business, which was reinsured to Prudential Insurance. This reinsurance agreement excluded business reinsured externally. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders. This discontinuation had no impact on the reinsurance agreement between PALAC, Prudential Insurance, and the Company.

Effective July 1, 2021, the Company recaptured the risks related to its business, as discussed above, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. The recapture did not impact PLNJ, which continued to reinsure its business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in PALAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders were being managed within the Company.

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

Effective April 1, 2016, PLNJ entered into a reinsurance agreement to reinsure its variable annuity base contracts, along with the living benefit guarantees to Prudential Insurance. This reinsurance agreement covers new and in force business. Effective February 1, 2023, PLNJ began selling indexed variable annuities products, which is reinsured to Prudential Insurance through the existing reinsurance agreement. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to Prudential Insurance. As a result of the agreement, reinsurance payables includes the ceded modified coinsurance arrangement, which reflects the value of the invested assets retained by the Company and the associated asset returns.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Lotus Re

Effective October 1, 2021, the Company entered into an automatic coinsurance agreement with Lotus Re to reinsure $32 million of liabilities associated with the risks associated with a portion of its Variable Life policies in the extended term policy status.

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

FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of its indexed variable annuities. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, Reinsurance recoverables includes the assumed modified coinsurance arrangement, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of March 31, 2023, the total account value of contracts novated from FLIAC to the Company were $4.8 billion for indexed variable annuities contracts and $1.9 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 74% of the total reinsured block.

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton Reinsurance Ltd. ("Union Hamilton"). This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of March 31, 2023, $2.5 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

12.    INCOME TAXES

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $56.2 million, or 16.74% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first three months of 2023, compared to an income tax benefit of $(198.8) million, or 29.20%, in the first three months of 2022. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). One of the most significant provisions of the Inflation Reduction Act is a 15% alternative minimum tax based on the Company’s GAAP income, with certain adjustments. This provision which is applicable only to companies with average applicable financial statement income over $1 billion for any three-year period ending in 2022 or later, is effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income. Any tax paid pursuant to this provision is available as a tax credit in future years when the Company’s tax rate exceeds the 15% minimum tax threshold.

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(20,007)	$(1,474,475)	$119,368	$1,365,049	$(10,065)
Change in OCI before reclassifications	2,666	377,650	(38,224)	180,423	522,515
Amounts reclassified from AOCI	0	4,451	0	0	4,451
Income tax benefit (expense)	(181)	(80,219)	8,027	(37,889)	(110,262)
Balance, March 31, 2023	$(17,522)	$(1,172,593)	$89,171	$1,507,583	$406,639

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(11,274)	$306,331	$(125,809)	$227,208	$396,456
Change in OCI before reclassifications	(1,670)	(957,454)	118,713	902,052	61,641
Amounts reclassified from AOCI	0	22,931	0	0	22,931
Income tax benefit (expense)	145	196,201	(24,930)	(189,429)	(18,013)
Balance, March 31, 2022	$(12,799)	$(431,991)	$(32,026)	$939,831	$463,015

(1)Includes cash flow hedges of $118 million and $139 million as of March 31, 2023 and December 31, 2022, respectively, and $53 million and $40 million as of March 31, 2022 and December 31, 2021, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$3,770	$13,790
Net unrealized investment gains (losses) on available-for-sale securities	(8,221)	(36,721)
Total net unrealized investment gains (losses)(4)	(4,451)	(22,931)
Total reclassifications for the period	$(4,451)	$(22,931)

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2022	$4,371	$(2,161,026)	$(1,198,422)	$1,488,679	$391,923	$(1,474,475)
Net investment gains (losses) on investments arising during the period	(80)	442,527	0	0	(92,889)	349,558
Reclassification adjustment for (gains) losses included in net income	(127)	4,578	0	0	(935)	3,516
Impact of net unrealized investment (gains) losses	0	0	289,957	(354,754)	13,605	(51,192)
Balance, March 31, 2023	$4,164	$(1,713,921)	$(908,465)	$1,133,925	$311,704	$(1,172,593)

(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables.
(3)"Other liabilities" primarily includes reinsurance payables.

14.    RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for both the three months ended March 31, 2023 and 2022. The expense charged to the Company for the deferred compensation program was $2.7 million for both the three months ended March 31, 2023 and 2022.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $4 million and for both the three months ended March 31, 2023 and 2022.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended March 31, 2023 and 2022.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.  Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $140 million and $170 million for the three months ended March 31, 2023 and 2022, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $39 million and $13 million for the three months ended March 31, 2023 and 2022, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,671 million at March 31, 2023 and $4,512 million at December 31, 2022. Fees related to these COLI policies were $13 million and $14 million for the three months ended March 31, 2023 and 2022, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $12 million and $8 million for the three months ended March 31, 2023 and 2022, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
The interest income to the Company from PGF related to affiliated cash collateral was $110 million for the three months ended March 31, 2023.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $631 million and $606 million of investments in joint ventures as of March 31, 2023 and December 31, 2022, respectively. "Net investment income" related to these ventures includes gains of $2 million and $13 million for the three months ended March 31, 2023 and 2022, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $69 million and $85 million for the three months ended March 31, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $9 million and $10 million for the three months ended March 31, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2023 and December 31, 2022 were as follows:

	Maturity Dates			Interest Rates			March 31, 2023	December 31, 2022
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2027	0.00%	-	14.85%	$148,996	$148,076
Total notes receivable - affiliated(1)							$148,996	$148,076

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued interest receivable related to these loans was $0.4 million and $1.0 million at March 31, 2023 and December 31, 2022, respectively, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended March 31, 2023 and 2022, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at March 31, 2023 and December 31, 2022 were as follows:

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.20%	$71,928	$72,225

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0.5 million for both March 31, 2023 and December 31, 2022, and is included in "Accrued investment income". Revenues were $2 million and $1 million for the three months ended March 31, 2023 and 2022 and are included in "Net investment income".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2023 and for the year ended December 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	January 2022	Purchase	Fixed Maturities	$4,432	$4,432	$0	$0
PALAC	January 2022	Purchase	Derivatives	$404	$404	$0	$0
PALAC	February 2022	Purchase	Fixed Maturities	$128,909	$128,909	$0	$0
PAR U	April 2022	Purchase	Fixed Maturities	$48,970	$48,970	$0	$0
Prudential Insurance	May 2022	Purchase	Fixed Maturities	$233,426	$241,128	$6,085	$0
Prudential Insurance	June 2022	Purchase	Fixed Maturities	$88,754	$81,216	$(5,955)	$0
Prudential Insurance	June 2022	Transfer In	Fixed Maturities	$52,089	$45,031	$(5,577)	$0
Prudential Insurance	June 2022	Transfer Out	Fixed Maturities	$48,786	$58,984	$(8,057)	$0
PAR U	June 2022	Purchase	Commercial Mortgage and Other Loans	$6,492	$6,492	$0	$0
PAR U	June 2022	Sale	Commercial Mortgage and Other Loans	$14,853	$15,725	$0	$(872)
GUL Re	June 2022	Purchase	Commercial Mortgage and Other Loans	$13,551	$13,551	$0	$0
GUL Re	June 2022	Sale	Commercial Mortgage and Other Loans	$8,692	$9,033	$0	$(341)
PURC	June 2022	Purchase	Commercial Mortgage and Other Loans	$4,403	$4,403	$0	$0
Prudential Insurance	July 2022	Transfer In	Fixed Maturities	$6,319	$7,230	$719	$0
PAR U	July 2022	Purchase	Fixed Maturities	$16,284	$16,284	$0	$0
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$155,823	$139,712	$(12,728)	$0
Vantage Casualty Insurance Co	September 2022	Purchase	Fixed Maturities	$3,497	$3,497	$0	$0
WH Warehouse Ltd	October 2022	Sale	Fixed Maturities	$26,536	$26,388	$0	$148
PAR U	November 2022	Purchase	Fixed Maturities	$91,051	$91,051	$0	$0
Prudential Insurance	December 2022	Purchase	Fixed Maturities	$67,477	$71,369	$3,075	$0
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's long-term debt to affiliates as of March 31, 2023 and December 31, 2022:

Affiliate	Date Issued	Amount of Notes - March 31, 2023	Amount of Notes - December 31, 2022	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$95,885	$96,666	4.39%	12/15/2023
Prudential Insurance	8/13/2021	28,766	29,000	4.39%	12/15/2023
Prudential Insurance	8/13/2021	96,989	97,665	3.95%	6/20/2024
Prudential Insurance	8/13/2021	38,796	39,066	3.95%	6/20/2024
Prudential Insurance	8/13/2021	48,495	48,832	3.95%	6/20/2024
Prudential Funding LLC	12/28/2022	0	138	4.73%	1/31/2023
Prudential Funding LLC	12/29/2022	0	62	4.73%	1/31/2023
Prudential Funding LLC	12/30/2022	0	384	4.73%	1/31/2023
Prudential Funding LLC	3/24/2023	377	0	5.31%	4/24/2023
Prudential Funding LLC	3/27/2023	233	0	5.31%	4/28/2023
Prudential Funding LLC	3/28/2023	459	0	5.31%	4/28/2023
Prudential Funding LLC	3/29/2023	46	0	5.31%	4/28/2023
Prudential Funding LLC	3/30/2023	150	0	5.31%	4/28/2023
Total Loans Payable to Affiliates		$310,196	$311,813

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Contributed Capital and Dividends

In February 2023, the Company received a capital contribution in the amount of $405 million from Prudential Insurance. In March, June and September 2022, the Company received capital contributions in the amount of $8 million, $3 million and $7 million, respectively, from Prudential Insurance.

Through March 2023 and through December 2022, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2023 and December 31, 2022, the outstanding balances on these commitments were $359 million and $333 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.1 million as of both March 31, 2023 and December 31, 2022. There were no changes in allowance for both the three months ended March 31, 2023 and 2022. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2023 and December 31, 2022, $887 million and $582 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2023 or 2022.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $33 million as of both March 31, 2023 and December 31, 2022, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

There are no material developments in previously reported matters disclosed as of December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2023, compared with December 31, 2022, and its consolidated results of operations for the three months ended March 31, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements” , and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable indexed annuities, fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC.

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
•customer account values, including their impact on fee income;
•insurance reserve levels, including market risk benefits ("MRB"), and market experience true-ups;
•policyholder behavior, including surrender or withdrawal activity; and
•product offerings, design features, crediting rates and sales mix.

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews the estimates and assumptions used in the preparation of the Company's financial statements. If management determines that modifications to assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability represents the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow assumptions are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance cash flow assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow assumptions, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cashflows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead. For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.

•For certain contract features, such as no-lapse guarantees, a liability is established when associated assessments (which include investment margin on policyholders' account balances in the general account and policy charges for administration, mortality, expense, surrender, and other charges) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience as described below, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the current net reserves are less than the best estimate liability, the existing net reserves are adjusted by first reducing the associated deferred sales inducements (“DSI”) by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DSI for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings. Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

Annual assumptions review and quarterly adjustments

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows. The Company’s assumption updates have been related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and revisions to expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.5% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2022 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Consolidated Financial Statements.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives, including changes in non-performance risk (“NPR”) are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Consolidated Financial Statements.

Market Risk Benefits

Market risk benefits liabilities (or assets) represent contracts or contract features that provide protection to the contract holder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum accumulation benefits (“GMWB”), guaranteed minimum withdrawal benefit (“GMAB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contract holders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRB will go through net income. The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $885 million and $975 million, respectively, and a decrease and an increase to net income of $95 million and $105 million, respectively. For additional information regarding the valuation of these MRB features, see Note 10 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2022, balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable hypothetical change in assumptions for traditional long duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

March 31, 2023
Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$(5)
Decrease by 25 basis points	$5
Long-term equity expected rate of return:
Increase by 50 basis points	$(5)
Decrease by 50 basis points	$5
Mortality:
Increase by 1%	$95
Decrease by 1%	$(85)
Lapse(2)(3):
Increase by 10%	$345
Decrease by 10%	$(355)

(1)    MRB impact reflects the net impact of MRB assets and liabilities prior to hedging.
(2)    The lapse sensitivity shocks applied for the post-level premium period for term products are capped at the level where the rates would equal 100% under an increase lapse scenario. The same capped shock levels are also applied for the decrease lapse scenario.
(3)    Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

Other Accounting Policies

In addition to the items listed above, management believes the accounting policies relating to the following areas are also most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•Valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”);
•Reinsurance recoverables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Other Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Adoption of New Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company and had a significant financial impact on the Consolidated Financial Statements disclosures. See Note 1 for additional information.

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Total equity” of $271 million, primarily from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. As of the January 1, 2023 adoption date, the impact amounted to an increase to "Total equity" of $673 million. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in market interest rates during 2021 and 2022. See Note 2 to the Unaudited Interim Consolidated Financial Statements. for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $7.6 billion from $193.4 billion at December 31, 2022 to $201.0 billion at March 31, 2023. Significant components were:
•Separate account assets increased $3.2 billion primarily driven by favorable equity market performance, partially offset by net outflows and
•Invested assets increased $3.2 billion driven by new sales of general account annuity products and mark to market gains on investments primarily due to declining interest rates.
Total liabilities increased $6.4 billion from $188.4 billion at December 31, 2022 to $194.8 billion at March 31, 2023. Significant components were:
•Separate account liabilities increased $3.2 billion, corresponding to the increase in Separate account assets, as discussed above;
•Policyholder account balances increased $1.9 billion primarily driven by incremental indexed product sales; and
Total equity increased $1.1 billion from $5.0 billion at December 31, 2022 to $6.1 billion at March 31, 2023 mainly due to earnings during the quarter, unrealized gains on investments due to the decline in interest rates, change in NPR due to credit spreads widening and a capital contribution.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $1,017 million from a loss of $681 million for the three months ended March 31, 2022 to income of $336 million for the three months ended March 31, 2023 primarily driven by favorable equity markets and changes in interest rates:
•Higher Other income mainly due to higher trading gains and collateral income reflecting changes in interest rates;
•Higher Change in value of market risk benefits net of related hedge gains due to favorable equity market performance, partially offset by the impact of lower interest rates; and
•Higher Policy charges and fee income is driven by the absence of the 2022 fee paid to Prudential Insurance for the recapture of the yearly renewable term ("YRT") reinsurance for most of the Company's variable life insurance policies;
Partially offset by:
•Lower Realized investments gains (losses), net due to a decline in derivative income and lower losses on IUL embedded derivatives due to the increase in the present value of future index segment credits due to lower rates.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $1,015 million from $6 million for the three months ended March 31, 2022 to $1,021 million for the three months ended March 31, 2023 primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses were relatively flat, decreasing $2 million from $687 million for the three months ended March 31, 2022 to $685 million for the three months ended March 31, 2023.
Risks and Risk Mitigants:
Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of these fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products.
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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 1 of the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed, as discussed in Note 1.
Product Design Features:
A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of purchase payments, as well as a required minimum allocation to our general account for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
Asset Liability Management Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our annuity guarantees. The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the MRB liability these assets support. These differences can be primarily attributed to two distinct areas:

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in the fair value of the derivative instruments and fixed income instruments designated as trading, and MRB, excluding the changes in the Company’s NPR spreads, are immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.

•General hedge results. For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the MRB we are hedging) may be impacted by a number of factors, including: cash flow timing differences between our hedging instruments and the corresponding portion of the MRB we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the MRB that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the MRB we seek to hedge.

Income Taxes

For information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Capital
We manage to regulatory capital levels consistent with our "AA" ratings targets. We utilize the risk-based capital (“RBC”) ratio as a primary measure of capital adequacy. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks, and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2023 and December 31, 2022, the Company had liquid assets of $26,797 million and $23,627 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2,757 million and $2,522 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, $19,618 million, or 91%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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
Hedging activities associated with Annuities
For the portion of the risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. This portion of our ALM strategy requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our ALM strategy may also result in derivative-related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position.
Term and Universal Life Reserve Financing
The Company uses captive reinsurance subsidiaries to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our affiliated captive reinsurers and the issuance of surplus notes by those affiliated captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval.

As of both March 31, 2023 and December 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $16,050 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $14,070 million of surplus notes was outstanding. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of March 31, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $925 million relates to Regulation XXX reserves and approximately $2,100 million relates to Guideline AXXX reserves. In addition, as of March 31, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. For additional information regarding a description of market risk, market risk management and mitigation, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the following tables have been updated to reflect the current impacts on hypothetical changes in fair value based on the new accounting standard.
Market Risk Related to Interest Rates
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at March 31, 2023 and December 31, 2022.

	As of March 31, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$23,839	$(1,255)		$20,962	$(1,077)
Policy loans		513	0		505	0
Commercial mortgage and other loans		4,825	(96)		4,602	(96)
Derivatives:
Futures	$2,234	(16)	113	$3,302	4	148
Swaps	169,733	(9,991)	(1,981)	158,650	(9,986)	(1,774)
Options	54,191	(1,225)	(170)	33,556	(975)	245
Forwards	1,609	7	0	1,469	(11)	0
Market risk benefits		(4,618)	2,415		(4,551)	2,356
Indexed universal life contracts		(998)	202		(880)	143
Indexed annuity contracts		(3,131)	(485)		(2,622)	(457)
Total embedded derivatives(2)		(8,747)	2,132		(8,053)	2,042
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		4,751	5		4,333	5
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		7,430	658		7,130	631
Net estimated potential gain (loss)			$(594)			$124

(1)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value." Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes $53 billion and $51 billion as of March 31, 2023 and December 31, 2022, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
(4)Changes in fair value of benefit reserves (traditional and limited-payments contracts) are included in AOCI.

Under U.S. GAAP, the fair value of the embedded derivatives for certain features associated with MRBs, indexed universal life, and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding the key estimates and assumptions used in our determination of fair value, including NPR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Market Risk Benefits (“MRB”)” above.
Market Risk Related to Equity Prices
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$201	$(20)		$143	$(14)
Equity-based derivatives(1)	$46,078	(769)	(287)	$42,022	(928)	(170)
Market risk benefits		(4,618)	(1,036)		(4,551)	(947)
Indexed universal life contracts		(998)	31		(880)	24
Indexed annuity contracts		(3,131)	960		(2,622)	841
Total embedded derivatives(1)(2)		(8,747)	(45)		(8,053)	(82)
Net estimated potential loss			$(352)			$(266)

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

Market Risk Related to Foreign Currency Exchange Rates
The Company is exposed to foreign currency exchange rate risk in its domestic general account investment portfolios. For our domestic general account investment portfolios our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pruco Life Insurance Company

By:	/s/ Robert E. Boyle
Name:	Robert E. Boyle
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 11, 2023