Form 10-Q
period 2023-06-30
PRUCO LIFE INSURANCE CO
filed 2023-08-10
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 10, 2023, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2023 and December 31, 2022 (in thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2023-$4,923; 2022-$4,769) (amortized cost: 2023–$25,557,874; 2022–$21,311,087)	$23,441,750	$19,025,401
Fixed maturities, trading, at fair value (amortized cost: 2023–$3,180,933; 2022–$2,682,022)	2,477,679	1,936,159
Equity securities, at fair value (cost: 2023– $376,623; 2022–$148,179)	379,574	143,072
Policy loans	1,432,850	505,367
Short-term investments	308,363	124,491
Commercial mortgage and other loans (net of $22,093 and $20,263 allowance for credit losses at June 30, 2023 and December 31, 2022, respectively)	5,382,278	4,928,680
Other invested assets (includes $163,579 and $116,110 of assets measured at fair value at June 30, 2023 and December 31, 2022, respectively)	1,207,395	1,088,613
Total investments	34,629,889	27,751,783
Cash and cash equivalents	1,780,991	2,397,627
Deferred policy acquisition costs(1)	6,784,291	6,930,425
Accrued investment income	283,585	219,635
Reinsurance recoverables(1)	37,667,480	37,096,562
Receivables from parent and affiliates	267,218	224,921
Deferred sales inducements(1)	366,916	381,504
Income tax assets(1)	1,818,014	1,694,751
Market risk benefit assets(1)	2,340,230	1,393,237
Other assets(1)	1,787,731	1,331,427
Separate account assets	117,840,155	114,051,246
TOTAL ASSETS	$205,566,500	$193,473,118
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$47,608,155	$41,912,536
Future policy benefits(1)	21,977,994	20,829,033
Market risk benefit liabilities(1)	5,089,766	5,521,601
Cash collateral for loaned securities	162,122	86,750
Short-term debt to affiliates	307,123	126,250
Long-term debt to affiliates	0	185,563
Payables to parent and affiliates	2,370,004	2,126,571
Other liabilities(1)	4,540,528	3,597,373
Separate account liabilities	117,840,155	114,051,246
Total liabilities	199,895,847	188,436,923
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	6,145,282	6,037,914
Retained earnings / (accumulated deficit)(1)	(496,877)	(994,154)
Accumulated other comprehensive income (loss)(1)	19,748	(10,065)
Total equity	5,670,653	5,036,195
TOTAL LIABILITIES AND EQUITY	$205,566,500	$193,473,118
(1)    Prior period amounts adjusted for the implementation of Accounting Standard Update ("ASU") 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Premiums(1)	$89,965	$54,324	$166,621	$123,829
Policy charges and fee income(1)	363,536	398,755	750,027	487,935
Net investment income	393,075	192,128	742,525	371,428
Asset administration fees	56,788	71,790	120,990	151,022
Other income (loss)(1)	105,458	(306,639)	350,305	(633,722)
Realized investment gains (losses), net(1)	7,694	360,219	(112,985)	713,500
Change in value of market risk benefits, net of related hedging gain (loss)(1)	(38,887)	(717,469)	(18,685)	(1,155,337)
TOTAL REVENUES	977,629	53,108	1,998,798	58,655
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	146,961	94,449	252,143	279,858
Change in estimates of liability for future policy benefits(1)	(1,133)	48,647	(5,535)	45,800
Interest credited to policyholders’ account balances(1)	143,816	108,918	304,038	220,937
Amortization of deferred policy acquisition costs(1)	129,147	130,889	266,642	255,964
General, administrative and other expenses(1)	300,689	285,767	587,336	552,717
TOTAL BENEFITS AND EXPENSES	719,480	668,670	1,404,624	1,355,276
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	258,149	(615,562)	594,174	(1,296,621)
Income tax expense (benefit)(1)	40,326	(143,706)	96,565	(342,554)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	217,823	(471,856)	497,609	(954,067)
Equity in earnings of operating joint venture, net of taxes	(225)	(75,162)	(332)	(75,158)
NET INCOME (LOSS)	$217,598	$(547,018)	$497,277	$(1,029,225)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	600	(6,200)	3,266	(7,870)
Net unrealized investment gains (losses)(1)	(263,227)	(883,418)	118,874	(1,817,941)
Interest rate remeasurement of future policy benefits(1)	20,636	130,981	(17,588)	249,694
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(247,746)	887,534	(67,323)	1,789,586
Total	(489,737)	128,897	37,229	213,469
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(102,846)	27,805	7,416	45,818
Other comprehensive income (loss), net of taxes	(386,891)	101,092	29,813	167,651
Comprehensive income (loss)	$(169,293)	$(445,926)	$527,090	$(861,574)
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,500	$6,037,914	$(994,154)	$(10,065)	$5,036,195
Contributed capital		405,000			405,000
Contributed (distributed) capital-parent/child asset transfers		1,870			1,870
Comprehensive income (loss):
Net income (loss)			279,679		279,679
Other comprehensive income (loss), net of tax				416,704	416,704
Total comprehensive income (loss)					696,383
Balance, March 31, 2023	$2,500	$6,444,784	$(714,475)	$406,639	$6,139,448
Return of capital		(300,000)			(300,000)
Contributed (distributed) capital-parent/child asset transfers		498			498
Comprehensive income (loss):
Net income (loss)			217,598		217,598
Other comprehensive income (loss), net of taxes				(386,891)	(386,891)
Total comprehensive income (loss)					(169,293)
Balance, June 30, 2023	$2,500	$6,145,282	$(496,877)	$19,748	$5,670,653
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021(1)	$2,500	$6,042,491	$(227,449)	$396,454	$6,213,996
Contributed capital		8,160			8,160
Comprehensive income (loss):
Net income (loss)			(482,207)		(482,207)
Other comprehensive income (loss), net of tax				66,559	66,559
Total comprehensive income (loss)					(415,648)
Balance, March 31, 2022(1)	$2,500	$6,050,651	$(709,656)	$463,013	$5,806,508
Contributed capital		3,194			3,194
Contributed (distributed) capital-parent/child asset transfers		(13,504)			(13,504)
Comprehensive income (loss):
Net income (loss)			(547,018)		(547,018)
Other comprehensive income (loss), net of tax				101,092	101,092
Total comprehensive income (loss)					(445,926)
Balance, June 30, 2022(1)	$2,500	$6,040,341	$(1,256,674)	$564,105	$5,350,272
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$497,277	$(1,029,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	32,088	50,541
Interest credited to policyholders’ account balances(1)	304,038	220,937
Realized investment (gains) losses, net(1)	112,985	(713,500)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	18,685	1,155,337
Change in:
Future policy benefits and other insurance liabilities(1)	1,114,998	2,656,256
Reinsurance recoverables(1)	(266,323)	(1,677,450)
Accrued investment income	(61,627)	(22,745)
Net payables to/receivables from parent and affiliates	(62,810)	72,538
Deferred policy acquisition costs(1)	(247,251)	(232,892)
Income taxes(1)	(131,308)	(504,423)
Derivatives, net	(24,143)	(1,186,480)
Other, net(1)(2)	22,671	1,994,124
Cash flows from (used in) operating activities	1,309,280	783,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	668,943	877,701
Fixed maturities, trading	28,720	858,989
Equity securities	44,737	109,213
Policy loans	96,630	83,894
Ceded policy loans	(65,351)	(54,926)
Short-term investments	188,767	195,709
Commercial mortgage and other loans	65,695	113,924
Other invested assets	6,890	58,993
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(4,639,830)	(3,522,783)
Fixed maturities, trading	(508,352)	(67,781)
Equity securities	(84,161)	(232,161)
Policy loans	(1,039,549)	(74,108)
Ceded policy loans	89,078	35,490
Short-term investments	(352,450)	(278,180)
Commercial mortgage and other loans	(499,642)	(403,331)
Other invested assets	(92,315)	(64,361)
Notes receivable from parent and affiliates, net	3,380	278
Derivatives, net	(72,609)	(259,219)
Other, net	(6,502)	52,879
Cash flows from (used in) investing activities	(6,167,921)	(2,569,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	6,380,420	5,275,227
Ceded policyholders’ account deposits	(590,643)	(608,678)
Policyholders’ account withdrawals	(1,904,078)	(2,381,708)
Ceded policyholders’ account withdrawals	317,163	288,895
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	75,379	147,670
Contributed capital	105,000	0
Contributed (distributed) capital - parent/child asset transfers	2,997	(165)
Net change in all other financing arrangements (maturities 90 days or less)	(88)	0
Drafts outstanding	(83,568)	(58,729)
Other, net	(60,577)	(4,929)
Cash flows from (used in) financing activities	4,242,005	2,657,583
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(616,636)	870,821
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,397,627	918,931
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,780,991	$1,789,752

(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)    Prior period has been reclassified to conform to the current period presentation.

Significant Non-Cash Transactions
"Cash flows from (used in) operating activities" for the six months ended June 30, 2023 excludes certain non-cash activities in the amount of $335 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 11 for more details regarding this transaction.

"Cash flows from (used in) operating activities" for the six months ended June 30, 2022 excludes certain non-cash activities in the amount of $531 million related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 and $811 million related to the novated indexed variable annuities under the reinsurance agreement with FLIAC. See Note 11 for more details regarding these transactions. The Company also received $11 million of non-cash assets from its parent, The Prudential Insurance Company of America. See Note 14 for additional information.

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

Reinsurance Agreement with FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable and fixed indexed annuities, and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. See Note 11 for additional information regarding this reinsurance arrangement.

Basis of Presentation

On January 1, 2023, the Company adopted ASU 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 financial statements from implementing the new accounting standard as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Unaudited Interim Consolidated Financial Statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the Company's restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$57,421	$(3,097)	$54,324
Policy charges and fee income	625,812	(227,057)	398,755
Other income (loss)	(312,016)	5,377	(306,639)
Realized investment gains (losses), net	714,709	(354,490)	360,219
Change in value of market risk benefits, net of related hedging gain (loss)	0	(717,469)	(717,469)
TOTAL REVENUES	1,349,844	(1,296,736)	53,108
BENEFITS AND EXPENSES
Policyholders’ benefits	158,106	(63,657)	94,449
Change in estimates of liability for future policy benefits	0	48,647	48,647
Interest credited to policyholders’ account balances	122,944	(14,026)	108,918
Amortization of deferred policy acquisition costs	276,173	(145,284)	130,889
General, administrative and other expenses	286,447	(680)	285,767
TOTAL BENEFITS AND EXPENSES	843,670	(175,000)	668,670
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	506,174	(1,121,736)	(615,562)
Income tax expense (benefit)	75,774	(219,480)	(143,706)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	430,400	(902,256)	(471,856)
NET INCOME (LOSS)	$355,238	$(902,256)	$(547,018)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(897,661)	14,243	(883,418)
Interest rate remeasurement of future policy benefits	0	130,981	130,981
Gain (loss) from changes in non-performance risk on market risk benefits	0	887,534	887,534
Total	(903,861)	1,032,758	128,897
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(189,054)	216,859	27,805
Other comprehensive income (loss), net of taxes	(714,807)	815,899	101,092
Comprehensive income (loss)	$(359,569)	$(86,357)	$(445,926)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$131,666	$(7,837)	$123,829
Policy charges and fee income	817,374	(329,439)	487,935
Other income (loss)	(639,620)	5,898	(633,722)
Realized investment gains (losses), net	1,498,816	(785,316)	713,500
Change in value of market risk benefits, net of related hedging gain (loss)	0	(1,155,337)	(1,155,337)
TOTAL REVENUES	2,330,686	(2,272,031)	58,655
BENEFITS AND EXPENSES
Policyholders’ benefits	377,870	(98,012)	279,858
Change in estimates of liability for future policy benefits	0	45,800	45,800
Interest credited to policyholders’ account balances	286,470	(65,533)	220,937
Amortization of deferred policy acquisition costs	635,720	(379,756)	255,964
General, administrative and other expenses	554,144	(1,427)	552,717
TOTAL BENEFITS AND EXPENSES	1,854,204	(498,928)	1,355,276
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	476,482	(1,773,103)	(1,296,621)
Income tax expense (benefit)	71,073	(413,627)	(342,554)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	405,409	(1,359,476)	(954,067)
NET INCOME (LOSS)	$330,251	$(1,359,476)	$(1,029,225)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(1,913,659)	95,718	(1,817,941)
Interest rate remeasurement of future policy benefits	0	249,694	249,694
Gain (loss) from changes in non-performance risk on market risk benefits	0	1,789,586	1,789,586
Total	(1,921,529)	2,134,998	213,469
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(402,512)	448,330	45,818
Other comprehensive income (loss), net of taxes	(1,519,017)	1,686,668	167,651
Comprehensive income (loss)	$(1,188,766)	$327,192	$(861,574)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$330,251	$(1,359,476)	$(1,029,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(104,864)	155,405	50,541
Interest credited to policyholders’ account balances	286,470	(65,533)	220,937
Realized investment (gains) losses, net	(1,498,816)	785,316	(713,500)
Change in value of market risk benefits, net of related hedging (gains) losses	0	1,155,337	1,155,337
Change in:
Future policy benefits and other insurance liabilities	1,476,307	1,179,949	2,656,256
Reinsurance recoverables	(651,569)	(1,025,881)	(1,677,450)
Deferred policy acquisition costs	147,096	(379,988)	(232,892)
Income taxes	(90,806)	(413,617)	(504,423)
Other, net(1)	2,025,636	(31,512)	1,994,124
Cash flows from (used in) operating activities	$783,018	$0	$783,018
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
(1)    AIR, excluding amounts for reinsurance recoverable, are included in "Future policy benefits". For additional information regarding the liability for future policy benefits, see Note 8.
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

January 1, 2021
Market Risk Benefits(1)
Variable Annuities
(in thousands)
Liability for guaranteed benefits recorded at fair value, prior to transition	$13,227,814
Additional insurance reserves to be reclassed to market risk benefits, prior to transition, excluding amounts related to unrealized investment gains and losses	534,422
Total liability prior to transition	13,762,236
Change in reserve basis to market risk benefits framework	(184,693)
Market risk benefits after transition, at current non-performance risk value	13,577,543
Less: Reinsured market risk benefits	13,589,575
Market risk benefits after transition, net of reinsurance	$(12,032)

Market risk benefits after transition, at contract inception non-performance risk value	14,300,380
Cumulative change in non-performance risk	722,837
Market risk benefits after transition, at current non-performance risk value	$13,577,543
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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Area of Change	Description	Method of adoption	Effect on the financial statements or other significant matters
Amortization of deferred acquisition costs and other balances	Requires DAC and other balances, such as URR and Deferred Sales Inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2) Updated Accounting Policies

This section includes the updated accounting policies resulting from the adoption of ASU 2018-12 which are applicable to all of the periods presented in the Unaudited Interim Financial Statements. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

ASSETS

Deferred policy acquisition costs represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”, and the carrying amount of DAC is not subject to recoverability testing upon adoption of ASU 2018-12.

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

Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contractholders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies.

Market risk benefit assets represents MRBs in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company's Prudential Defined Income ("PDI") traditional variable annuity contracts. See Note 11 for additional information regarding the reinsurance of PDI.

Other assets consists primarily of deposit assets related to a reinsurance agreement entered into with a third-party reinsurer during 2021 using deposit accounting under U.S. GAAP, see Note 11 for additional information. Included in these deposit assets are amounts representing fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5. Also included are premiums due, deferred loss on reinsurance which is amortized over the expected life of the reinsured contracts on a constant-level basis, receivables resulting from sales of securities that had not yet settled at the balance sheet date, prepaid tax expenses, and the Company’s investments in operating joint ventures. Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary.

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

LIABILITIES

Future policy benefits is primarily comprised of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of such payments depend on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross ("NTG") ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 8 for additional information regarding future policy benefits.

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

The NTG ratio is generally updated quarterly for actual experience and annually for future cash flow assumption updates during the Company’s annual assumptions review process in the second quarter of each year unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

In certain instances, for universal life type contracts and participating contracts, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. To date, the Company has not recorded a PFL liability on any such contracts.

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

Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 10 for additional information regarding market risk benefits.

Consistent with direct contracts, reinsurance agreements may also include features that meet the definition of an MRB and, if so, are accounted for at fair value. The fair value of direct or assumed MRBs reflects the Company's NPR, while the fair value of ceded MRBs reflects the counterparty credit risk of the reinsurer. Changes in the fair value of ceded MRBs, including the impact of changes in counterparty credit risk, are recorded in net income in "Change in value of market risk benefits, net of related hedging gain (loss)".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other liabilities consists primarily of reinsurance payables associated with reinsurance arrangements that correspond to reinsurance receivables included above in “Reinsurance recoverables”. Also included is a funds withheld liability for assets retained under a reinsurance agreement that corresponds to the deposit assets above in "Other assets". For additional information about these arrangements see Note 11. Additionally other liabilities includes accrued expenses, technical overdrafts, payables resulting from purchases of securities that had not yet settled at the balance sheet date and deferred gain on reinsurance. The amortization method for deferred gain on reinsurance is amortized over the expected life of the reinsured contracts on a constant-level basis. Other liabilities may also include derivative instruments for which fair values are determined as described below under "Derivative Financial Instruments".

Separate account liabilities primarily represents the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

REVENUES AND BENEFITS AND EXPENSES

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than universal and variable life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future policy benefits and non-level claim settlement expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized as described in "Future policy benefits" above.

Premiums from single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue based on expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized as described in "Future policy benefits" above.

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are generally accounted for as market risk benefits (see “Market risk benefits” above).

Amounts received from policyholders as payment for universal or variable individual life contracts, deferred fixed or variable annuities and other contracts without life contingencies are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts using the same methodology, factors, and assumption used to amortize DAC as described above. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC and DSI.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Annual Assumptions Review

Annually, the Company performs a comprehensive review of the assumptions set for purposes of estimating future premiums, benefits, and other cash flows. Assumptions include those that are economic and those that are insurance related. Insurance related assumptions are based on the Company’s best estimates of future rates of mortality, morbidity, lapse, surrender, annuitization, expenses and other items. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table where the Company experience alone is not sufficiently credible. The Company sets mortality and morbidity assumptions that vary by major type of business. Within type of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.

As part of this review, the Company may update these assumptions and make refinements to its models based upon emerging experience, future expectations and other data, including any observable market data it feels is indicative of a long-term trend. These assumptions are generally updated annually, unless a material change is observed in an interim period that the Company feels is also indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, it expects such changes to be gradual over the long-term.

The Company also performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry survey as the primary basis for these assumptions. The Company may use those economic assumptions to project future rates of return on investments.

Other ASUs adopted during the six months ended June 30, 2023

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$392,585	$258	$68,582	$0	$324,261
Obligations of U.S. states and their political subdivisions	797,759	3,900	24,568	0	777,091
Foreign government bonds	341,979	1,229	54,900	0	288,308
U.S. public corporate securities	9,797,076	29,259	940,277	1,175	8,884,883
U.S. private corporate securities	4,659,960	12,365	340,940	3,480	4,327,905
Foreign public corporate securities	1,873,238	2,455	155,979	262	1,719,452
Foreign private corporate securities	4,521,673	38,274	520,224	0	4,039,723
Asset-backed securities(1)	1,903,744	15,309	21,487	0	1,897,566
Commercial mortgage-backed securities	858,875	49	78,819	0	780,105
Residential mortgage-backed securities(2)	410,985	1,793	10,316	6	402,456
Total fixed maturities, available-for-sale	$25,557,874	$104,891	$2,216,092	$4,923	$23,441,750

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans and credit cards.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$354,348	$300	$72,856	$0	$281,792
Obligations of U.S. states and their political subdivisions	654,884	4,275	30,959	0	628,200
Foreign government bonds	330,967	1,140	58,640	5	273,462
U.S. public corporate securities	7,414,790	21,299	992,145	0	6,443,944
U.S. private corporate securities	4,140,734	13,071	335,205	1,871	3,816,729
Foreign public corporate securities	1,539,172	2,455	163,384	21	1,378,222
Foreign private corporate securities	4,338,585	19,761	589,153	2,863	3,766,330
Asset-backed securities(1)	1,467,955	6,976	32,577	0	1,442,354
Commercial mortgage-backed securities	727,159	94	69,101	0	658,152
Residential mortgage-backed securities(2)	342,493	3,211	9,479	9	336,216
Total fixed maturities, available-for-sale	$21,311,087	$72,582	$2,353,499	$4,769	$19,025,401

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$100,715	$1,233	$219,681	$67,349	$320,396	$68,582
Obligations of U.S. states and their political subdivisions	331,330	5,382	146,894	19,186	478,224	24,568
Foreign government bonds	50,572	2,126	214,241	52,774	264,813	54,900
U.S. public corporate securities	3,983,266	112,737	3,630,814	827,449	7,614,080	940,186
U.S. private corporate securities	2,169,540	86,096	1,817,855	254,812	3,987,395	340,908
Foreign public corporate securities	751,135	12,808	816,331	142,851	1,567,466	155,659
Foreign private corporate securities	926,723	34,714	2,234,946	485,510	3,161,669	520,224
Asset-backed securities	379,540	4,023	611,043	17,464	990,583	21,487
Commercial mortgage-backed securities	314,068	13,348	456,762	65,471	770,830	78,819
Residential mortgage-backed securities	154,462	5,653	31,582	4,663	186,044	10,316
Total fixed maturities, available-for-sale	$9,161,351	$278,120	$10,180,149	$1,937,529	$19,341,500	$2,215,649

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$212,991	$46,928	$62,630	$25,928	$275,621	$72,856
Obligations of U.S. states and their political subdivisions	307,734	16,851	61,915	14,108	369,649	30,959
Foreign government bonds	139,577	19,435	111,371	39,205	250,948	58,640
U.S. public corporate securities	3,873,275	389,937	1,979,725	602,208	5,853,000	992,145
U.S. private corporate securities	2,506,932	157,853	948,686	177,352	3,455,618	335,205
Foreign public corporate securities	548,083	40,508	596,437	122,856	1,144,520	163,364
Foreign private corporate securities	1,772,413	199,124	1,479,608	390,029	3,252,021	589,153
Asset-backed securities	625,710	15,146	289,581	17,431	915,291	32,577
Commercial mortgage-backed securities	459,186	30,408	176,349	38,693	635,535	69,101
Residential mortgage-backed securities	129,721	9,220	1,294	259	131,015	9,479
Total fixed maturities, available-for-sale	$10,575,622	$925,410	$5,707,596	$1,428,069	$16,283,218	$2,353,479

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $2,071.0 million and $2,164.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $144.7 million and $189.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2023, the $1,937.5 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2022, the $1,428.1 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$871,136	$851,532
Due after one year through five years	7,836,414	7,422,836
Due after five years through ten years	6,286,229	5,750,612
Due after ten years	7,390,491	6,336,643
Asset-backed securities	1,903,744	1,897,566
Commercial mortgage-backed securities	858,875	780,105
Residential mortgage-backed securities	410,985	402,456
Total fixed maturities, available-for-sale	$25,557,874	$23,441,750

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$68,308	$403,660	$128,681	$678,089
Proceeds from maturities/prepayments	193,205	110,426	488,333	230,787
Gross investment gains from sales and maturities	6,777	(652)	9,449	(1,358)
Gross investment losses from sales and maturities	(5,587)	(22,461)	(17,525)	(41,903)
Write-downs recognized in earnings(2)	4	(19,519)	7	(19,516)
(Addition to) release of allowance for credit losses	(1,196)	15,915	(154)	(661)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $51.9 million and $(31.2) million for the six months ended June 30, 2023 and 2022, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$3,720	$0	$0	$7	$3,727
Additions to allowance for credit losses not previously recorded	0	0	242	0	0	0	242
Reductions for securities sold during the period	0	0	(41)	0	0	0	(41)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	996	0	0	(1)	995
Balance, end of period	$0	$0	$4,917	$0	$0	$6	$4,923

	Three Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$399	$20,326	$0	$0	$0	$20,725
Additions to allowance for credit losses not previously recorded	0	0	2,904	0	0	0	2,904
Reductions for securities sold during the period	0	(1)	(1,202)	0	0	0	(1,203)
Reductions for securities with intent to sell	0	(324)	(16,666)	0	0	0	(16,990)
Additions (reductions) on securities with previous allowance	0	42	(668)	0	0	0	(626)
Balance, end of period	$0	$116	$4,694	$0	$0	$0	$4,810

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	3,165	0	0	0	3,165
Reductions for securities sold during the period	0	(1)	(3,774)	0	0	0	(3,775)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(4)	771	0	0	(3)	764
Balance, end of period	$0	$0	$4,917	$0	$0	$6	$4,923

	Six Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$11	$4,138	$0	$0	$0	$4,149
Additions to allowance for credit losses not previously recorded	0	329	12,162	0	0	0	12,491
Reductions for securities sold during the period	0	(4)	(1,202)	0	0	0	(1,206)
Reductions for securities with intent to sell	0	(324)	(16,666)	0	0	0	(16,990)
Additions (reductions) on securities with previous allowance	0	104	6,262	0	0	0	6,366
Balance, end of period	$0	$116	$4,694	$0	$0	$0	$4,810

See Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the technology and communications sectors within corporate securities, due to adverse projected cash flows. For the three months ended June 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to communication sectors within corporate securities.

For the six months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the technology and communications sectors within corporate securities, partially offset by restructurings within the capital goods and transportation sectors within private corporate securities. For the six months ended June 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and utility sectors within corporate securities, partially offset by an increase in the communications sectors.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2023 and December 31, 2022.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(53.5) million and $(184.1) million during the three months ended June 30, 2023 and 2022, respectively, and $42.6 million and $(520.5) million during the six months ended June 30, 2023 and 2022, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(1.1) million and $(10.0) million during the three months ended June 30, 2023 and 2022, respectively, and $8.1 million and $(14.1) million during the six months ended June 30, 2023 and 2022, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,438,086	26.6%	$1,289,026	26.0%
Hospitality	103,254	1.9	104,177	2.1
Industrial	2,024,002	37.5	1,766,247	35.8
Office	588,424	10.9	590,897	11.9
Other	401,375	7.4	380,121	7.7
Retail	368,990	6.8	351,457	7.1
Total commercial mortgage loans	4,924,131	91.1	4,481,925	90.6
Agricultural property loans	480,240	8.9	467,018	9.4
Total commercial mortgage and agricultural property loans	5,404,371	100.0%	4,948,943	100.0%
Allowance for credit losses	(22,093)		(20,263)
Total net commercial mortgage and agricultural property loans	$5,382,278		$4,928,680

As of June 30, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (29%), Texas (12%) and New York (5%), and included loans secured by properties in Europe (9%), Mexico (2%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$20,427	$983	$21,410	$6,324	$122	$6,446
Addition to (release of) allowance for expected losses	706	(23)	683	3,380	98	3,478
Allowance, end of period	$21,133	$960	$22,093	$9,704	$220	$9,924

	Six Months Ended June 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$19,665	$598	$20,263	$5,847	$104	$5,951
Addition to (release of) allowance for expected losses	1,468	362	1,830	3,857	116	3,973
Allowance, end of period	$21,133	$960	$22,093	$9,704	$220	$9,924

See Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations. For the three months ended June 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to current market conditions.

For the six months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to current market conditions and loan originations. For the six months ended June 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to current market conditions and loan originations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$140,170	$229,914	$251,894	$73,420	$242,096	$1,087,395	$0	$2,024,889
60%-69.99%	157,479	384,215	722,076	171,138	184,557	354,110	0	1,973,575
70%-79.99%	168,665	168,913	280,825	111,458	81,919	42,730	0	854,510
80% or greater	0	0	0	0	3,193	67,964	0	71,157
Total	$466,314	$783,042	$1,254,795	$356,016	$511,765	$1,552,199	$0	$4,924,131
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$395,531	$750,505	$1,254,795	$248,763	$469,527	$1,451,257	$0	$4,570,378
1.0 - 1.2x	70,783	32,537	0	11,191	23,872	14,829	0	153,212
Less than 1.0x	0	0	0	96,062	18,366	86,113	0	200,541
Total	$466,314	$783,042	$1,254,795	$356,016	$511,765	$1,552,199	$0	$4,924,131
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$13,837	$192,505	$132,189	$26,241	$15,927	$26,433	$4,750	$411,882
60%-69.99%	12,148	56,210	0	0	0	0	0	68,358
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$25,985	$248,715	$132,189	$26,241	$15,927	$26,433	$4,750	$480,240
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$25,985	$246,715	$132,189	$26,241	$15,927	$26,433	$4,750	$478,240
1.0 - 1.2x	0	2,000	0	0	0	0	0	2,000
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$25,985	$248,715	$132,189	$26,241	$15,927	$26,433	$4,750	$480,240

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

See Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$4,924,131	$0	$0	$0	$4,924,131	$0
Agricultural property loans	480,240	0	0	0	480,240	0
Total	$5,404,371	$0	$0	$0	$5,404,371	$0

(1)As of June 30, 2023, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

For both the three and six months ended June 30, 2023, there were $5,403.1 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For both the three and six months ended June 30, 2022, there were $27.6 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were $24.8 million of commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both June 30, 2023 and December 31, 2022.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Company’s investment in separate accounts	$410	$510
LPs/LLCs:
Equity method:
Private equity	318,342	287,969
Hedge funds	633,025	576,595
Real estate-related	92,039	107,429
Subtotal equity method	1,043,406	971,993
Fair value:
Private equity	57,932	59,146
Hedge funds	253	396
Real estate-related	8,663	9,457
Subtotal fair value	66,848	68,999
Total LPs/LLCs	1,110,254	1,040,992
Derivative instruments	96,731	47,111
Total other invested assets	$1,207,395	$1,088,613

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Fixed maturities	$240,885	$187,628
Equity securities	220	349
Commercial mortgage and other loans	16,962	13,335
Policy loans	20,247	14,525
Other invested assets	47	48
Short-term investments and cash equivalents	5,224	3,750
Total accrued investment income	$283,585	$219,635

There were no significant write-downs on accrued investment income for both the three and six months ended June 30, 2023 and 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$275,718	$121,986	$510,528	$231,177
Fixed maturities, trading	21,761	12,479	39,635	28,044
Equity securities	2,543	1,190	5,320	1,352
Commercial mortgage and other loans	56,317	22,801	104,973	45,049
Policy loans	10,622	5,153	15,618	10,219
Other invested assets	15,624	38,243	41,723	75,033
Short-term investments and cash equivalents	29,582	3,441	60,758	4,089
Gross investment income	412,167	205,293	778,555	394,963
Less: investment expenses	(19,092)	(13,165)	(36,030)	(23,535)
Net investment income	$393,075	$192,128	$742,525	$371,428

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities(1)	$(2)	$(26,717)	$(8,223)	$(63,438)
Commercial mortgage and other loans	(806)	(5,756)	(2,084)	(6,359)
Other invested assets	7,569	1,894	13,196	3,536
Derivatives(2)	600	390,746	(117,670)	779,973
Short-term investments and cash equivalents	333	52	1,796	(212)
Realized investment gains (losses), net(2)	$7,694	$360,219	$(112,985)	$713,500

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$3,781	$4,371
Fixed maturity securities, available-for-sale without an allowance	(2,114,982)	(2,285,288)
Derivatives designated as cash flow hedges(1)	99,661	138,627
Affiliated notes	(12,179)	(13,189)
Other investments(2)(3)	(1,149)	(1,176)
Net unrealized gains (losses) on investments	$(2,024,868)	$(2,156,655)

(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".
(3)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2023 and December 31, 2022, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities”, which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$490	$0	$490	$506	$0	$506
U.S. public corporate securities	11,524	0	11,524	7,903	0	7,903
Foreign public corporate securities	965	0	965	12,873	0	12,873
Equity securities	149,143	0	149,143	65,468	0	65,468
Total cash collateral for loaned securities(1)	$162,122	$0	$162,122	$86,750	$0	$86,750

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

	June 30, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$6,172	$0	$(281)	$3,225	$0	$(316)
Foreign Currency Swaps	2,005,195	184,327	(21,003)	1,933,343	233,812	(10,462)
Total Derivatives Designated as Hedge Accounting Instruments	$2,011,367	$184,327	$(21,284)	$1,936,568	$233,812	$(10,778)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$225,661,110	$6,500,268	$(17,340,905)	$138,419,110	$6,757,890	$(17,092,749)
Interest Rate Options	23,248,000	107,941	(693,225)	8,368,000	123,168	(225,125)
Interest Rate Futures	1,397,200	426	(7,675)	2,425,500	3,267	(201)
Interest Rate Forwards	1,104,000	4,668	(6,719)	1,104,000	11,265	(12,359)
Foreign Currency
Foreign Currency Forwards	730,882	4,847	(3,563)	364,946	590	(10,423)
Credit
Credit Default Swaps	89,631	1,973	0	47,450	346	0
Currency/Interest Rate
Foreign Currency Swaps	2,345,911	152,240	(16,276)	2,289,170	194,412	(14,624)
Equity
Total Return Swaps	13,186,165	255,586	(464,354)	15,958,130	120,341	(175,104)
Equity Options	40,732,315	1,081,712	(1,212,176)	25,187,516	239,003	(1,112,196)
Equity Futures	742,686	4,639	(773)	876,790	956	(513)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$309,237,900	$8,114,300	$(19,745,666)	$195,040,612	$7,451,238	$(18,643,294)
Total Derivatives(1)(2)	$311,249,267	$8,298,627	$(19,766,950)	$196,977,180	$7,685,050	$(18,654,072)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $5,513 million and $3,502 million as of June 30, 2023 and December 31, 2022, respectively included in "Policyholders' account balances". Other assets included $218 million and $141 million as of June 30, 2023 and December 31, 2022, respectively. Other liabilities included $26 million and $10 million as of June 30, 2023 and December 31, 2022, respectively.
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

	June 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$8,298,627	$(8,201,896)	$96,731	$0	$96,731
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$8,298,627	$(8,201,896)	$96,731	$0	$96,731
Offsetting of Financial Liabilities:
Derivatives	$19,766,950	$(17,405,225)	$2,361,725	$(2,361,725)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$19,766,950	$(17,405,225)	$2,361,725	$(2,361,725)	$0

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,685,050	$(7,637,939)	$47,111	$0	$47,111
Securities purchased under agreements to resell	290,000	0	290,000	(290,000)	0
Total Assets	$7,975,050	$(7,637,939)	$337,111	$(290,000)	$47,111
Offsetting of Financial Liabilities:
Derivatives	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

	Three Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(29)	$0	$(43)
Currency/Interest Rate	(1,944)	0	10,974	(7,027)	(18,636)
Total cash flow hedges	(1,943)	0	10,945	(7,027)	(18,679)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	63,875	(915,225)	0	0	0
Currency	(5,416)	0	0	0	0
Currency/Interest Rate	(23,601)	0	0	(54)	0
Credit	1,392	0	0	0	0
Equity	947,017	(398,134)	0	0	0
Embedded Derivatives	(980,724)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	2,543	(1,313,359)	0	(54)	0
Total	$600	$(1,313,359)	$10,945	$(7,081)	$(18,679)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(54)	$0	$(2)
Currency/Interest Rate	571	0	22,679	(17,453)	(38,964)
Total cash flow hedges	572	0	22,625	(17,453)	(38,966)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	15,712	(707,165)	0	0	0
Currency	(12,026)	0	0	0	0
Currency/Interest Rate	(36,322)	0	0	(200)	0
Credit	2,326	0	0	0	0
Equity	1,143,892	(598,066)	0	0	0
Embedded Derivatives	(1,228,711)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(115,129)	(1,305,231)	0	(200)	0
Total	$(114,557)	$(1,305,231)	$22,625	$(17,653)	$(38,966)

	Three Months Ended June 30, 2022
	Realized Investment Gains (Losses) (1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss) (1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$0	$0	$4	$0	$(64)
Currency/Interest Rate	417	0	8,717	33,483	91,734
Total cash flow hedges	417	0	8,721	33,483	91,670
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	238,950	(1,909,364)	0	0	0
Currency	15,504	0	0	0	0
Currency/Interest Rate	114,645	0	0	290	0
Credit	(38,726)	0	0	0	0
Equity	1,788	931,489	0	0	0
Embedded Derivatives	58,168	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	390,329	(977,875)	0	290	0
Total	$390,746	$(977,875)	$8,721	$33,773	$91,670

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Realized Investment Gains (Losses) (1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss) (1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$16	$0	$(221)
Currency/Interest Rate	(354)	0	16,566	40,183	104,715
Total cash flow hedges	(353)	0	16,582	40,183	104,494
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	483,192	(3,779,544)	0	0	0
Currency	19,801	0	0	0	0
Currency/Interest Rate	112,937	0	0	0	0
Credit	(41,449)	0	0	403	0
Equity	174,900	1,149,637	0	0	0
Embedded Derivatives	30,945	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	780,326	(2,629,907)	0	403	0
Total	$779,973	$(2,629,907)	$16,582	$40,586	$104,494

(1)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$138,627
Amount recorded in AOCI
Interest Rate	(55)
Currency/Interest Rate	(33,167)
Total amount recorded in AOCI	(33,222)
Amount reclassified from AOCI to income
Interest Rate	53
Currency/Interest Rate	(5,797)
Total amount reclassified from AOCI to income	(5,744)
Balance, June 30, 2023	$99,661

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2023 values, it is estimated that a pre-tax gain of $19 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2024.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $90 million and $47 million as of June 30, 2023 and December 31, 2022, respectively. These credit derivatives are reported at fair value as an asset of $2 million and $0 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 the notional amount of these credit derivatives had the following NAIC rating: $46 million in NAIC 3 and $44 million in NAIC 6.

The Company has no exposure on purchased credit protection as of June 30, 2023 and December 31, 2022.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon company emerging experience and industry studies, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. See "Annual Assumptions Review" in Note 2 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	June 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$324,261	$0	$	$324,261
Obligations of U.S. states and their political subdivisions	0	777,091	0		777,091
Foreign government bonds	0	287,607	701		288,308
U.S. corporate public securities	0	8,884,883	0		8,884,883
U.S. corporate private securities	0	3,989,251	338,654		4,327,905
Foreign corporate public securities	0	1,712,484	6,968		1,719,452
Foreign corporate private securities	0	3,664,098	375,625		4,039,723
Asset-backed securities(2)	0	1,831,879	65,687		1,897,566
Commercial mortgage-backed securities	0	699,453	80,652		780,105
Residential mortgage-backed securities	0	402,456	0		402,456
Subtotal	0	22,573,463	868,287		23,441,750
Market risk benefit assets	0	0	2,340,230		2,340,230
Fixed maturities, trading	0	2,477,679	0		2,477,679
Equity securities	145,759	190,441	43,374		379,574
Short-term investments	49,804	188,594	1,209		239,607
Cash equivalents	0	1,092,394	0		1,092,394
Other invested assets(3)	95,126	8,203,501	0	(8,201,896)	96,731
Other assets	0	0	217,613		217,613
Reinsurance recoverable	0	0	1,465		1,465
Receivables from parent and affiliates	0	145,661	0		145,661
Subtotal excluding separate account assets	290,689	34,871,733	3,472,178	(8,201,896)	30,432,704
Separate account assets(4)(5)	114,988	112,915,302	4,982		113,035,272
Total assets	$405,677	$147,787,035	$3,477,160	$(8,201,896)	$143,467,976
Market risk benefit liabilities	$0	$0	$5,089,766	$	$5,089,766
Policyholders' account balances	0	0	5,513,449		5,513,449
Payables to parent and affiliates	0	19,758,495	0	(17,404,023)	2,354,472
Other liabilities(6)	8,448	(25,553)	0	(1,202)	(18,307)
Total liabilities	$8,448	$19,732,942	$10,603,215	$(17,405,225)	$12,939,380

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$281,792	$0	$	$281,792
Obligations of U.S. states and their political subdivisions	0	628,200	0		628,200
Foreign government bonds	0	272,738	724		273,462
U.S. corporate public securities	0	6,443,944	0		6,443,944
U.S. corporate private securities	0	3,573,269	243,460		3,816,729
Foreign corporate public securities	0	1,371,354	6,868		1,378,222
Foreign corporate private securities	0	3,509,162	257,168		3,766,330
Asset-backed securities(2)	0	1,421,852	20,502		1,442,354
Commercial mortgage-backed securities	0	573,930	84,222		658,152
Residential mortgage-backed securities	0	336,216	0		336,216
Subtotal	0	18,412,457	612,944		19,025,401
Market risk benefit assets(7)	0	0	1,393,237		1,393,237
Fixed maturities, trading	0	1,936,159	0		1,936,159
Equity securities	108,076	6,403	28,593		143,072
Short-term investments	0	81,215	16,945		98,160
Cash equivalents	0	1,432,182	0		1,432,182
Other invested assets(3)	4,223	7,680,827	0	(7,637,939)	47,111
Other assets	0	0	141,041		141,041
Reinsurance recoverable	0	0	0		0
Receivables from parent and affiliates	0	148,075	0		148,075
Subtotal excluding separate account assets	112,299	29,697,318	2,192,760	(7,637,939)	24,364,438
Separate account assets(4)(5)	102,243	108,682,425	4,645		108,789,313
Total assets	$214,542	$138,379,743	$2,197,405	$(7,637,939)	$133,153,751
Market risk benefit liabilities(7)	$0	$0	$5,521,601	$	$5,521,601
Policyholders' account balances	0	0	3,502,096		3,502,096
Payables to parent and affiliates	0	18,653,159	0	(16,568,242)	2,084,917
Other liabilities(6)	899	(9,496)	0	(670)	(9,267)
Total liabilities	$899	$18,643,663	$9,023,697	$(16,568,912)	$11,099,347

(1)“Netting” amounts represent cash collateral of $(9,203) million and $(8,931) million as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2023 and December 31, 2022, the fair values of such investments were $67 million and $69 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2023 and December 31, 2022, the fair value of such investments were $4,805 million and $5,262 million, respectively.
(6)Other liabilities includes embedded derivatives associated with reinsurance agreements.
(7)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$599,010	Discounted cash flow	Discount rate	5.82%	20%	9.10%	Decrease
		Liquidation	Liquidation value	64.71%	64.71%	64.71%	Increase
Market risk benefit assets(4)	$2,340,230	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.57%	2.26%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(4)	$5,089,766	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.57%	2.26%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$5,513,449	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.57%	2.32%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	6%	27%		Increase
			Option budget(11)	(1)%	6%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$408,494	Discounted cash flow	Discount rate	9.77%	20%	16.53%	Decrease
		Market Comparables	EBITDA multiples(3)	2.2 X	23.5 X	8.1 X	Increase
Market risk benefit assets(4)(12)	$1,393,237	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.50%	2.20%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Liabilities:
Market risk benefit liabilities(4)(12)	$5,521,601	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.50%	2.20%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(10)	$3,502,096	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.22%	2.26%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option budget(11)	(2)%	6%		Increase

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
(6)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company ("Ohio National"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for Ohio National, which may differ from that of the Company's; however, the NPR spreads for Ohio National were developed using a methodology similar to that of the Company.

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 81% and 77%, respectively. As of June 30, 2023 and December 31, 2022, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(12)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

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

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods (excluding MRBs disclosed in Note 10). When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2023(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$714	$(13)	$0	$0	$0	$0	$0	$0	$0	$701	$(16)
Corporate securities(3)	535,893	1,876	216,778	(9,241)	0	(25,418)	1,359	0	0	721,247	1,773
Structured securities(4)	228,869	436	1,291	0	0	(725)	0	0	(83,532)	146,339	484
Other assets:
Fixed maturities, trading	6,250	0	0	0	0	0	0	0	(6,250)	0	0
Equity securities	43,174	19	0	0	0	0	181	0	0	43,374	19
Short-term investments	14,416	717	1,146	0	0	(13,711)	(1,359)	0	0	1,209	0
Other assets	155,763	26,381	38,983	0	0	(3,514)	0	0	0	217,613	19,779
Reinsurance recoverables	1,357	108	0	0	0	0	0	0	0	1,465	108
Separate account assets	4,553	159	840	(420)	0	(150)	0	0	0	4,982	159
Liabilities:
Policyholders' account balances(5)	(4,129,043)	(1,017,564)	0	0	(439,615)	0	72,773	0	0	(5,513,449)	(150,676)

	Three Months Ended June 30, 2023(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,138)	$0	$0	$3,476	$(39)	$(1,118)	$0	$0	$3,359
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	19	0	0	0	0	19	0	0
Short-term investments	423	0	0	(124)	418	0	0	0	0
Other assets	26,381	0	0	0	0	19,779	0	0	0
Reinsurance recoverables	108	0	0	0	0	108	0	0	0
Separate account assets	0	0	159	0	0	0	0	159	0
Liabilities:
Policyholders' account balances	(1,017,564)	0	0	0	0	(150,676)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(23)	$0	$0	$0	$0	$0	$0	$0	$701	$(28)
Corporate securities(3)	507,496	7,199	310,874	(28,839)	0	(76,842)	1,359	0	0	721,247	6,413
Structured securities(4)	104,724	(3,199)	147,307	(27)	0	(1,338)	0	2,240	(103,368)	146,339	(3,129)
Other assets:
Fixed maturities, trading	0	0	6,250	0	0	0	0	0	(6,250)	0	0
Equity securities	28,593	(811)	0	0	0	0	15,592	0	0	43,374	(811)
Short-term investments	16,945	2,573	2,688	0	0	(19,638)	(1,359)	0	0	1,209	51
Other assets	141,041	8,020	73,603	0	0	(5,051)	0	0	0	217,613	2,969
Reinsurance recoverables	0	1,465	0	0	0	0	0	0	0	1,465	1,465
Separate account assets	4,645	257	840	(600)	0	(160)	0	0	0	4,982	255
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(1,247,483)	0	0	(838,238)	0	74,368	0	0	(5,513,449)	(234,970)

	Six Months Ended June 30, 2023(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(813)	$0	$0	$4,440	$350	$(2,019)	$0	$0	$5,275
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(811)	0	0	0	0	(811)	0	0
Short-term investments	1,857	0	0	(73)	789	0	0	0	51
Other assets	8,020	0	0	0	0	2,969	0	0	0
Reinsurance recoverables	1,465	0	0	0	0	1,465	0	0	0
Separate account assets	0	0	257	0	0	0	0	255	0
Liabilities:
Policyholders' account balances	(1,247,483)	0	0	0	0	(234,970)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$140	$(5)	$0	$0	$0	$0	$0	$0	$0	$135	$(5)
Corporate securities(3)	385,358	(12,845)	83,901	(11,217)	0	(21,195)	0	0	(106,124)	317,878	(10,577)
Structured securities(4)	112,116	(10,352)	33,490	0	0	(571)	0	0	(11,395)	123,288	(10,305)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	11,463	(1,111)	10,000	(230)	0	0	9,661	0	0	29,783	(1,129)
Short-term investments	0	5	2,766	0	0	(54)	0	55	0	2,772	0
Other assets	75,201	8,050	(6,574)	0	0	(819)	0	0	0	75,858	7,231
Reinsurance recoverables	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances(5)	(3,260,195)	71,103	0	0	0	(238,575)	0	0	0	(3,427,667)	(341,035)

	Three Months Ended June 30, 2022(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,909)	$0	$(21,240)	$(53)	$631	$0	$(21,518)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(1,111)	0	0	0	(1,129)	0
Short-term investments	0	0	0	5	0	0	0
Other assets	8,050	0	0	0	7,231	0	0
Reinsurance recoverables	0	0	0	0	0	0	0
Separate account assets	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	71,103	0	0	0	(341,035)	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$150	$(15)	$0	$0	$0	$0	$0	$0	$0	$135	$(15)
Corporate securities(3)	385,634	(49,220)	133,311	(12,388)	0	(33,335)	0	0	(106,124)	317,878	(47,042)
Structured securities(4)	173,944	(22,328)	33,490	0	0	(1,073)	0	0	(60,745)	123,288	(22,280)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	12,472	(2,120)	10,000	(230)	0	0	9,661	0	0	29,783	(2,138)
Short-term investments	0	5	2,766	0	0	(54)	0	55	0	2,772	0
Other assets	72,937	4,337	1,241	0	0	(2,657)	0	0	0	75,858	1,679
Reinsurance recoverables	0	0	0	0	0	0	0	0	0	0	0
Separate account assets	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances(5)	(3,245,773)	(29,550)	0	0	0	(391,366)	239,022	0	0	(3,427,667)	(492,251)

	Six Months Ended June 30, 2022(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(16,812)	$0	$(55,081)	$330	$(14,380)	$0	$(54,957)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(2,120)	0	0	0	(2,138)	0
Short-term investments	0	0	0	5	0	0	0
Other assets	4,337	0	0	0	1,679	0	0
Reinsurance recoverables	0	0	0	0	0	0	0
Separate account assets	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(29,550)	0	0	0	(492,251)	0	0

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
(7)Excludes MRB assets of $2,340 million and $1,423 million and MRB liabilities of $5,090 million and $6,686 million for period ending June 30, 2023 and 2022, respectively. See Note 10 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements – The following tables represent information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3). For both the three and six months ended June 30, 2023, there were no triggering events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Equity in earnings of operating joint venture, net of taxes
Investment in joint venture	$0	$(75,000)	$0	$(75,000)

	June 30, 2023	December 31, 2022
	(in thousands)
Carrying value after measurement as of period end:
Investment in joint venture(1)	$0	$60,456

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

	June 30, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$5,054,111	$5,054,111	$5,382,278
Policy loans	0	0	1,432,850	1,432,850	1,432,850
Short-term investments	68,756	0	0	68,756	68,756
Cash and cash equivalents	688,597	0	0	688,597	688,597
Accrued investment income	0	283,585	0	283,585	283,585
Reinsurance recoverables	0	0	23,550	23,550	25,682
Receivables from parent and affiliates	0	121,557	0	121,557	121,557
Other assets	0	54,945	1,208,442	1,263,387	1,263,387
Total assets	$757,353	$460,087	$7,718,953	$8,936,393	$9,266,692
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,074,738	$4,147,821	$5,222,559	$5,243,834
Cash collateral for loaned securities	0	162,122	0	162,122	162,122
Short-term debt to affiliates	0	294,570	0	294,570	307,123
Long-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	15,532	0	15,532	15,532
Other liabilities	0	1,673,260	32,423	1,705,683	1,705,683
Total liabilities	$0	$3,220,222	$4,180,244	$7,400,466	$7,434,294

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$4,602,177	$4,602,177	$4,928,680
Policy loans	0	0	505,367	505,367	505,367
Short-term investments	26,331	0	0	26,331	26,331
Cash and cash equivalents	675,445	290,000	0	965,445	965,445
Accrued investment income	0	219,635	0	219,635	219,635
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	76,846	0	76,846	76,846
Other assets	0	94,200	730,682	824,882	824,882
Total assets	$701,776	$680,681	$5,863,353	$7,245,810	$7,574,369
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,192,271	$3,141,000	$4,333,271	$4,351,945
Cash collateral for loaned securities	0	86,750	0	86,750	86,750
Short-term debt to affiliates	0	120,325	0	120,325	126,250
Long-term debt to affiliates	0	173,905	0	173,905	185,563
Payables to parent and affiliates	0	41,654	0	41,654	41,654
Other liabilities	0	1,269,615	33,250	1,302,865	1,302,866
Total liabilities	$0	$2,884,520	$3,174,250	$6,058,770	$6,095,028

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

6.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Six Months Ended June 30, 2023
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$102,251	$3,736,454	$648,837	$2,442,883	$6,930,425
Capitalization	48,552	117,342	72,216	275,783	513,893
Amortization expense	(9,490)	(166,332)	(31,084)	(59,736)	(266,642)
Other(1)	0	(393,385)	0	0	(393,385)
Balance, end of period	$141,313	$3,294,079	$689,969	$2,658,930	$6,784,291
(1) Other includes the impact of the reinsurance agreement with Ohio National. See Note 11 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$84,479	$3,806,733	$577,084	$2,561,011	$7,029,307
Capitalization	3,202	155,694	66,040	264,141	489,077
Amortization expense	(6,773)	(171,593)	(26,020)	(51,578)	(255,964)
Other(1)	0	0	2	(541,408)	(541,406)
Balance, end of period	$80,908	$3,790,834	$617,106	$2,232,166	$6,721,014
(1) Other includes the impact of the reinsurance agreement with Lotus Re.

Deferred Reinsurance Losses

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Six Months Ended June 30, 2023
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$223,515	$69,378	$292,893
Amortization expense	(15,113)	(4,280)	(19,393)
Balance, end of period	$208,402	$65,098	$273,500

	Six Months Ended June 30, 2022
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$254,577	$78,426	$333,003
Amortization expense	(15,399)	(4,596)	(19,995)
Balance, end of period	$239,178	$73,830	$313,008

Deferred Reinsurance Gains

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Six Months Ended June 30, 2023
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total

Balance, beginning of period	$57,898	$0	$1,434,958	$1,492,856
Amortization	(4,406)	(5,209)	(36,032)	(45,647)
Other(1)	0	277,262	0	277,262
Balance, end of period	$53,492	$272,053	$1,398,926	$1,724,471
(1) Other includes the impact of the reinsurance agreement with Ohio National. See Note 11 for additional information.

	Six Months Ended June 30, 2022
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total

Balance, beginning of period	$78,138	$0	$174,598	$252,736
Amortization	(3,194)	0	(43,159)	(46,353)
Other(1)	(13,803)	0	1,340,312	1,326,509
Balance, end of period	$61,141	$0	$1,471,751	$1,532,892
(1) Includes $1,352 million deferred gain related to the reinsurance agreement with Lotus Re, entered into January 1, 2022.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Six Months Ended June 30,
	2023	2022
	Variable Annuities
	(in thousands)
Balance, beginning of period	$381,504	$414,619
Capitalization	1,503	664
Amortization expense	(16,088)	(17,191)
Other	(3)	0
Balance, end of period	$366,916	$398,092

7. SEPARATE ACCOUNTS

The Company issues variable annuity and variable life insurance contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most variable annuity and variable life insurance contracts are offered with both separate and general account options. See Note 9 for additional information.

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within future policy benefits or market risk benefits. Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net”.

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,948	$2,510
U.S. corporate securities	5,038	8,702
Foreign corporate securities	1,796	1,420
Mortgage-backed securities	282	276
Mutual funds:
Equity	71,084,752	67,144,660
Fixed Income	37,875,086	38,109,374
Other	3,967,348	3,441,016
Equity securities	83,396	49,260
Other invested assets	4,805,171	5,262,178
Short-term investments	1,691	1,237
Cash and cash equivalents	12,647	30,613
Total	$117,840,155	$114,051,246

For the six months ended June 30, 2023 and year ended December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Six Months Ended June 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,448	$22,265,798	$114,051,246
Deposits	200,961	1,376,552	1,577,513
Investment performance	7,184,460	2,535,342	9,719,802
Policy charges	(1,171,455)	(405,108)	(1,576,563)
Surrenders and withdrawals	(4,561,633)	(214,686)	(4,776,319)
Benefit payments	(43,056)	(107,641)	(150,697)
Net transfers (to) from general account(1)	(4,995)	(1,035,554)	(1,040,549)
Other	5,405	30,317	35,722
Balance, end of period	$93,395,135	$24,445,020	$117,840,155

Cash surrender value(2)	$92,036,034	$21,526,262	$113,562,296

	Six Months Ended June 30, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$123,977,624	$25,820,204	$149,797,828
Deposits	392,364	1,140,622	1,532,986
Investment performance	(21,112,961)	(4,540,002)	(25,652,963)
Policy charges	(1,315,427)	(378,197)	(1,693,624)
Surrenders and withdrawals	(4,594,845)	(178,115)	(4,772,960)
Benefit payments	(35,662)	(134,299)	(169,961)
Net transfers (to) from general account	(157,771)	(126,364)	(284,135)
Other	6,241	28,707	34,948
Balance, end of period	$97,159,563	$21,632,556	$118,792,119

Cash surrender value(2)	$95,384,568	$19,001,929	$114,386,497

(1) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.
(2) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

8. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability; and
•Additional Insurance Reserves

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In 2023, the Company recognized an immaterial impact to net income attributable to the actuarial assumption update for direct and assumed benefit reserves. Additionally, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update and other refinements for direct and assumed additional insurance reserves, primarily due to unfavorable model refinements, partially offset by favorable updates to economic assumptions, including expected future rates of returns on investments on universal life policies with secondary guarantees.

In 2022, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed benefit reserves, primarily due to updates to mortality assumptions on individual term life insurance. Additionally, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update and other refinements for direct and assumed additional insurance reserves, primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Six Months Ended June 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of assumption update	(790)	0	(790)
Effect of actual variances from expected experience and other activity	(65,230)	(1,257)	(66,487)
Adjusted balance, beginning of period	11,400,670	(1,257)	11,399,413
Issuances	318,867	23,211	342,078
Net premiums / considerations collected	(674,147)	(21,954)	(696,101)
Interest accrual	261,862	0	261,862
Balance at original discount rate, end of period	11,307,252	0	11,307,252
Effect of cumulative changes in discount rate assumptions, end of period	(484,287)	0	(484,287)
Balance, end of period	$10,822,965	$0	$10,822,965

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,034	24,876	986,910
Balance at original discount rate, beginning of period	18,797,285	229,603	19,026,888
Effect of assumption update	(1,044)	0	(1,044)
Effect of actual variances from expected experience and other activity	(87,110)	4,195	(82,915)
Adjusted balance, beginning of period	18,709,131	233,798	18,942,929
Issuances	318,867	23,211	342,078
Interest accrual	447,387	4,201	451,588
Benefit payments	(716,919)	(14,838)	(731,757)
Other adjustments	1,558	(33)	1,525
Balance at original discount rate, end of period	18,760,024	246,339	19,006,363
Effect of cumulative changes in discount rate assumptions, end of period	(791,413)	(26,245)	(817,658)
Balance, end of period	$17,968,611	$220,094	$18,188,705
Other, end of period			1,941
Total balance, end of period			$18,190,646

	Six Months Ended June 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, post-flooring	$7,145,646	$220,094	$7,365,740
Less: Reinsurance recoverable	6,614,071	17,835	6,631,906
Balance after reinsurance recoverable, end of period, post-flooring	$531,575	$202,259	$733,834

	Six Months Ended June 30, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$12,485,056	$0	$12,485,056
Effect of cumulative changes in discount rate assumptions, beginning of period	(1,826,120)	0	(1,826,120)
Balance at original discount rate, beginning of period	10,658,936	0	10,658,936
Effect of assumption update	1,295,294	0	1,295,294
Effect of actual variances from expected experience and other activity	(84,412)	(78)	(84,490)
Adjusted balance, beginning of period	11,869,818	(78)	11,869,740
Issuances	187,092	17,356	204,448
Net premiums / considerations collected	(657,195)	(17,278)	(674,473)
Interest accrual	257,706	0	257,706
Balance at original discount rate, end of period	11,657,421	0	11,657,421
Effect of cumulative changes in discount rate assumptions, end of period	22,765	0	22,765
Balance, end of period	$11,680,186	$0	$11,680,186

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$20,937,097	$237,065	$21,174,162
Effect of cumulative changes in discount rate assumptions, beginning of period	(3,607,275)	(16,704)	(3,623,979)
Balance at original discount rate, beginning of period	17,329,822	220,361	17,550,183
Effect of assumption update	1,756,995	0	1,756,995
Effect of actual variances from expected experience and other activity	(167,637)	351	(167,286)
Adjusted balance, beginning of period	18,919,180	220,712	19,139,892
Issuances	187,092	17,357	204,449
Interest accrual	436,119	3,809	439,928
Benefit payments	(738,715)	(13,658)	(752,373)
Other adjustments	1,781	(285)	1,496
Balance at original discount rate, end of period	18,805,457	227,935	19,033,392
Effect of cumulative changes in discount rate assumptions, end of period	144,406	(16,737)	127,669
Balance, end of period	$18,949,863	$211,198	$19,161,061
Other, end of period			2,235
Total balance, end of period			$19,163,296

	Six Months Ended June 30, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, post-flooring	$7,269,677	$211,198	$7,480,875
Less: Reinsurance recoverable	6,847,216	16,488	6,863,704
Balance after reinsurance recoverable, end of period, post-flooring	$422,461	$194,710	$617,171
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Six Months Ended June 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,948,491	$0
Discounted expected future gross premiums (at original discount rate)	$15,125,847	$0
Discounted expected future gross premiums (at current discount rate)	$14,493,623	$0
Undiscounted expected future benefits and expenses	$29,156,389	$328,414
Interest accrual	$185,524	$4,201
Gross premiums	$900,634	$24,200
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.20%	3.57%
Weighted-average interest rate (at current discount rate)	5.28%	5.27%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$22,348,506	$0
Discounted expected future gross premiums (at original discount rate)	$15,414,984	$0
Discounted expected future gross premiums (at current discount rate)	$15,442,782	$0
Undiscounted expected future benefits and expenses	$29,470,523	$302,195
Interest accrual	$178,413	$3,809
Gross premiums	$925,202	$19,545
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.28%	3.44%
Weighted-average interest rate (at current discount rate)	4.63%	4.54%
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

In the first six months of 2023, there was a $30 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $30 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In the first six months of 2022, there was a $99 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $97 million gain, reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in the first six months of 2022 is primarily due to unfavorable assumption updates related to individual term life products.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Six Months Ended June 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$18,193	$15,765
Effect of actual variances from expected experience and other activity	(5,092)	(607)
Adjusted balance, beginning of period	13,101	15,158
Profits deferred	2,088	2,173
Interest accrual	294	276
Amortization	(973)	(950)
Other adjustments	(8)	(25)
Balance, end of period	14,502	16,632
Less: Reinsurance recoverable	1,558	1,722
Balance after reinsurance recoverable	$12,944	$14,910

The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Six Months Ended June 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Revenue(1)	$3,691	$(867)
Interest accrual	294	276
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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$12,664,445	$11,660,527
Flooring impact and amounts in AOCI	1,269,237	(896,930)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	13,933,682	10,763,597
Effect of assumption update	22,910	2,197,592
Effect of actual variances from expected experience and other activity	26,204	(157,782)
Adjusted balance, beginning of period	13,982,796	12,803,407
Assessments collected(1)	513,593	446,443
Interest accrual	237,869	203,986
Benefits paid	(151,097)	(100,856)
Balance, excluding amounts in AOCI, end of period, pre-flooring	14,583,161	13,352,980
Flooring impact and amounts in AOCI	(1,094,298)	(859,387)
Balance, including amounts in AOCI, end of period, post-flooring	13,488,863	12,493,593
Less: Reinsurance recoverable	13,268,534	12,282,253
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$220,329	$211,340
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Interest accrual	$237,869	$203,986
Gross assessments	$785,370	$627,513
Weighted-average duration of the liability in years (at original discount rate)	22	23
Weighted-average interest rate (at original discount rate)	3.39%	3.72%

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

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,365,740	$7,480,875
Deferred profit liability, end of period, post-flooring	14,502	16,632
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	13,488,863	12,493,593
Subtotal of amounts disclosed above	20,869,105	19,991,100
Other Future policy benefits reserves(1)	1,108,889	1,035,166
Total Future policy benefits	$21,977,994	$21,026,266
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Six Months Ended June 30, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$900,634	$0	$24,200	$924,834
Deferred profit liability	0	0	3,691	3,691
Additional insurance reserves	0	785,370	0	785,370
Total	$900,634	$785,370	$27,891	$1,713,895

	Six Months Ended June 30, 2022
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$925,202	$0	$19,545	$944,747
Deferred profit liability	0	0	(867)	(867)
Additional insurance reserves	0	627,513	0	627,513
Total	$925,202	$627,513	$18,678	$1,571,393
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for deferred profit liability and "Gross assessments" for additional insurance reserves.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$185,524	$0	$4,201	$189,725
Deferred profit liability	0	0	294	294
Additional insurance reserves	0	237,869	0	237,869
Total	$185,524	$237,869	$4,495	$427,888

	Six Months Ended June 30, 2022
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$178,413	$0	$3,809	$182,222
Deferred profit liability	0	0	276	276
Additional insurance reserves	0	203,986	0	203,986
Total	$178,413	$203,986	$4,085	$386,484

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balance of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2023
	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$16,432,032	$18,736,365	$35,168,397
Deposits	2,225,558	1,030,843	3,256,401
Interest credited	131,119	278,886	410,005
Policy charges	(10,684)	(903,228)	(913,912)
Surrenders and withdrawals	(233,470)	(400,194)	(633,664)
Benefit payments	(15,067)	(42,131)	(57,198)
Net transfers (to) from separate account(1)	4,995	1,035,554	1,040,549
Change in market value and other adjustments(2)	954,563	139,608	1,094,171
Balance, end of period	19,489,046	19,875,703	39,364,749
Less: Reinsurance and other recoverables(3)	418,986	12,872,063	13,291,049
Policyholders' account balance net of reinsurance and other recoverables	$19,070,060	$7,003,640	$26,073,700
Unearned revenue reserve			3,401,994
Other(4)			4,841,412
Total Policyholders' account balance			$47,608,155

Weighted-average crediting rate	1.46%	2.89%	2.20%
Net amount at risk(5)	$0	$313,218,977	$313,218,977
Cash surrender value(6)	$17,391,104	$18,341,323	$35,732,427

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.
(2) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(3) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(4) Includes $4,740 million of fixed annuities account balances.
(5) The net amount at risk calculation includes both general and separate account balances.
(6) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

	Six Months Ended June 30, 2022
	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$11,465,411	$18,762,548	$30,227,959
Deposits	2,709,044	1,085,659	3,794,703
Interest credited	31,825	290,089	321,914
Policy charges	(1,003)	(896,223)	(897,226)
Surrenders and withdrawals	(113,369)	(433,915)	(547,284)
Benefit payments	(20,563)	(54,384)	(74,947)
Net transfers (to) from separate account	157,771	126,364	284,135
Change in market value and other adjustments(1)	517,047	(232,805)	284,242
Balance, end of period	14,746,163	18,647,333	33,393,496
Less: Reinsurance and other recoverables(2)	334,311	12,954,996	13,289,307
Policyholders' account balance net of reinsurance and other recoverables	$14,411,852	$5,692,337	$20,104,189
Unearned revenue reserve			2,729,057
Other(3)			3,081,856
Total Policyholders' account balance			$39,204,409

Weighted-average crediting rate	0.49%	3.10%	2.02%
Net amount at risk(4)	$0	$295,739,871	$295,739,871
Cash surrender value(5)	$11,912,977	$17,028,535	$28,941,512

(1) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(3) Includes $2,983 million of fixed annuities account balances.
(4) The net amount at risk calculation includes both general and separate account balances.
(5) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

The Company issues variable life and universal life insurance contracts which may also include a “no-lapse guarantee” where the Company contractually guarantees to the contractholder a death benefit even when the account value drops to zero, as long as the “no-lapse guarantee” premium is paid.

The net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including contractholder mortality, contract lapses, and premium pattern, as well as interest rate and equity market returns.

The Company also issues annuity contracts that provide certain death benefit and/or living benefit guarantees and are accounted for as MRBs. See Note 10 for additional information, including the net amount at risk associated with these guarantees.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$972,976	$833,696	$18,454	$2	$1,825,128
1.00% - 1.99%	229,049	2,126	1,094	0	232,269
2.00% - 2.99%	24,531	4,090	0	0	28,621
3.00% - 4.00%	990,408	2,859	0	0	993,267
Greater than 4.00%	2,091	0	0	0	2,091
Total	$2,219,055	$842,771	$19,548	$2	$3,081,376
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$9,078	$9,078
1.00% - 1.99%	163,616	0	2,706,552	363,119	3,233,287
2.00% - 2.99%	21,001	1,399,691	2,765,577	267,001	4,453,270
3.00% - 4.00%	4,555,992	1,985,262	1,110,457	0	7,651,711
Greater than 4.00%	2,159,217	0	0	0	2,159,217
Total	$6,899,826	$3,384,953	$6,582,586	$639,198	$17,506,563

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

	June 30, 2022
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$1,050,808	$877,536	$18,943	$2	$1,947,289
1.00% - 1.99%	251,989	1,682	0	0	253,671
2.00% - 2.99%	30,850	63	0	0	30,913
3.00% - 4.00%	1,127,302	0	0	0	1,127,302
Greater than 4.00%	2,146	0	0	0	2,146
Total	$2,463,095	$879,281	$18,943	$2	$3,361,321
Variable Life / Universal Life
Less than 1.00%	$16,033	$0	$0	$0	$16,033
1.00% - 1.99%	340,859	0	694,771	1,978,385	3,014,015
2.00% - 2.99%	8,519	0	2,259,847	2,099,855	4,368,221
3.00% - 4.00%	4,625,968	11,776	2,308,532	138,389	7,084,665
Greater than 4.00%	2,094,298	0	0	0	2,094,298
Total	$7,085,677	$11,776	$5,263,150	$4,216,629	$16,577,232

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unearned Revenue Reserve

The balances of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30,
	2023	2022
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$3,067,336	$2,398,788
Unearned revenue	405,732	393,675
Amortization expense	(70,981)	(63,472)
Other adjustments	(93)	66
Balance, end of period	3,401,994	2,729,057
Less: Reinsurance recoverables	1,621,229	1,450,592
Unearned revenue reserve net of reinsurance recoverables	$1,780,765	$1,278,465

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	587,663	(107,425)	480,238
Claims paid	(43,782)	3,681	(40,101)
Interest accrual	160,106	(20,505)	139,601
Actual in force different from expected	36,193	(6,069)	30,124
Effect of changes in interest rates	(671,989)	169,229	(502,760)
Effect of changes in equity markets	(1,314,461)	127,157	(1,187,304)
Effect of assumption update	330,769	(54,067)	276,702
Issuances	11,403	9,025	20,428
Other adjustments(1)	(17,436)	(638,198)	(655,634)
Effect of changes in current period counterparty non-performance risk	0	(7,445)	(7,445)
Balance, end of period, before effect of changes in non-performance risk	5,357,001	(946,878)	4,410,123
Effect of cumulative changes in non-performance risk	(1,660,587)	0	(1,660,587)
Balance, end of period	$3,696,414	$(946,878)	$2,749,536

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$8,884,362	$(906,484)	$7,977,878
Effect of cumulative changes in non-performance risk	287,605	0	287,605
Balance, beginning of period, before effect of changes in non-performance risk	9,171,967	(906,484)	8,265,483
Attributed fees collected	659,743	(77,427)	582,316
Claims paid	(16,431)	318	(16,113)
Interest accrual	26,589	(2,564)	24,025
Actual in force different from expected	44,344	(4,746)	39,598
Effect of changes in interest rates	(5,067,986)	527,662	(4,540,324)
Effect of changes in equity markets	3,238,166	(339,149)	2,899,017
Effect of assumption update	(160,596)	23,170	(137,426)
Effect of changes in current period counterparty non-performance risk	0	223,753	223,753
Balance, end of period, before effect of changes in non-performance risk	7,895,796	(555,467)	7,340,329
Effect of cumulative changes in non-performance risk	(2,077,191)	0	(2,077,191)
Balance, end of period	$5,818,605	$(555,467)	$5,263,138
(1)    Other adjustments for June 30, 2023 primarily includes $638 million related to the reinsurance transaction with Ohio National. See Note 11 for additional information.

In 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed market risk benefits, primarily due to updates to policyholder behavior assumptions on certain variable annuities.

In 2022, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct and assumed market risk benefits, primarily due to updates to mortality and policyholder behavior assumptions on certain variable annuities.

The Company issues certain variable annuity insurance contracts where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return, and/or (2) the highest anniversary contract value on a specified date adjusted for any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

The Company also issues indexed variable annuity contracts for which the return is tied to the return of specific indices where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed variable annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.

For guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, contract lapses and contractholder mortality.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following table presents accompanying information to the rollforward table above.

	June 30, 2023	June 30, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$10,067,522	$10,510,747
Weighted-average attained age of contractholders	69	68
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	June 30, 2023	June 30, 2022
	Variable Annuities
	(in thousands)
Market risk benefit assets	$2,340,230	$1,422,757
Market risk benefit liabilities	5,089,766	6,685,895
Net liability	$2,749,536	$5,263,138

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables(1)	$37,667,480	$37,096,562
Policy loans	(1,054,894)	(1,011,112)
Deferred policy acquisition costs(1)	(3,270,979)	(3,343,270)
Deferred sales inducements(1)	(36,745)	(38,146)
Market risk benefit assets(1)	1,174,612	543,177
Other assets(1)	1,648,435	1,146,794
Policyholders’ account balances(1)	6,245,990	7,157,639
Future policy benefits(1)	6,747,348	6,320,863
Market risk benefit liabilities(1)	230,773	120,916
Other liabilities(1)	3,793,074	2,891,433
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Deferred policy acquisition costs(1)	$84,646	$111,379
Market risk benefit assets(1)	752,567	64,738
Other assets	1,540,310	1,034,000
Policyholders’ account balances(1)	1,986,974	2,771,961
Future policy benefits	315	0
Market risk benefit liabilities(1)	118,963	40,731
Other liabilities	1,656,479	820,185
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

The deposit assets on reinsurance totaled $1,413 million and $828 million at June 30, 2023 and December 31, 2022, respectively. The funds withheld liabilities totaled $1,196 million and $705 million at June 30, 2023 and December 31, 2022, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables by counterparty are broken out below:

	June 30, 2023	December 31, 2022(1)
	(in thousands)
PAR U	$15,418,859	$15,051,337
PURC	7,228,567	6,928,950
PARCC	2,360,934	2,437,589
GUL Re	3,133,194	3,124,697
PAR Term	2,008,158	2,040,599
Prudential Insurance	1,121,635	986,013
Term Re	1,938,351	1,830,197
Lotus Re	2,007,253	1,952,215
DART	670,394	578,462
Unaffiliated	1,780,135	2,166,503
Total reinsurance recoverables	$37,667,480	$37,096,562
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Premiums:
Direct(1)	$476,472	$470,923	$938,539	$944,344
Assumed	34	(9,474)	(122)	(8,077)
Ceded(1)	(386,541)	(407,125)	(771,796)	(812,438)
Net premiums(1)	89,965	54,324	166,621	123,829
Policy charges and fee income:
Direct(1)	749,037	757,637	1,484,975	1,548,536
Assumed(1)	148,479	158,744	301,079	305,550
Ceded(1)	(533,980)	(517,626)	(1,036,027)	(1,366,151)
Net policy charges and fee income(1)	363,536	398,755	750,027	487,935

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net investment income:
Direct	402,761	195,480	753,084	390,991
Assumed	343	365	686	818
Ceded	(10,029)	(3,717)	(11,245)	(20,381)
Net investment income	393,075	192,128	742,525	371,428
Asset administration fees:
Direct	80,952	88,655	161,308	186,112
Assumed	0	0	0	0
Ceded	(24,164)	(16,865)	(40,318)	(35,090)
Net asset administration fees	56,788	71,790	120,990	151,022
Other income (loss):
Direct	79,657	(325,563)	305,391	(674,251)
Assumed	(56)	(2,548)	(349)	(2,509)
Ceded(1)	25,857	21,472	45,263	43,038
Net Other income (loss)(1)	105,458	(306,639)	350,305	(633,722)
Realized investment gains (losses), net:
Direct(1)	(88,715)	614,376	(334,638)	1,125,198
Assumed(1)	82,278	(281,646)	220,944	(485,630)
Ceded(1)	14,131	27,489	709	73,932
Realized investment gains (losses), net(1)	7,694	360,219	(112,985)	713,500
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	174,084	(556,282)	207,204	(727,637)
Assumed(1)	2,774	0	(3,443)	0
Ceded(1)	(215,745)	(161,187)	(222,446)	(427,700)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	(38,887)	(717,469)	(18,685)	(1,155,337)
Policyholders’ benefits (including change in reserves):
Direct(1)	848,495	726,165	1,727,280	1,580,324
Assumed(1)	332,048	326,171	649,335	579,208
Ceded(1)	(1,033,582)	(957,887)	(2,124,472)	(1,879,674)
Net policyholders’ benefits (including change in reserves)(1)	146,961	94,449	252,143	279,858
Change in estimates of liability for future policy benefits:
Direct(1)	31,146	1,828,707	(17,355)	1,818,725
Assumed(1)	23,844	707,485	25,651	689,394
Ceded(1)	(56,123)	(2,487,545)	(13,831)	(2,462,319)
Net change in estimates of liability for future policy benefits(1)	(1,133)	48,647	(5,535)	45,800
Interest credited to policyholders’ account balances:
Direct(1)	215,973	188,115	438,548	333,985
Assumed	27,957	29,601	66,463	102,103
Ceded(1)	(100,114)	(108,798)	(200,973)	(215,151)
Net interest credited to policyholders’ account balances(1)	143,816	108,918	304,038	220,937
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(105,195)	(101,295)	(223,025)	(218,652)
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022(1)	2023	2022(1)
	(in thousands)
Premiums:
Assumed(2)	$34	$(13,448)	$(132)	$(13,408)
Ceded(2)	(16,802)	(11,048)	(33,377)	(22,570)

Policy charges and fee income:
Assumed	383	11,421	923	11,421
Ceded	(38,338)	(19,959)	(62,276)	(38,257)

Net investment income:
Ceded	1,993	8,650	12,913	4,317

Asset administration fees:
Ceded	(7,740)	0	(7,740)	0

Other income (loss):
Assumed	55	(2,549)	(238)	(2,510)
Ceded	8,031	0	9,653	0

Realized investment gains (losses), net:
Assumed	82,278	(281,645)	220,944	(281,645)
Ceded(2)	13,952	26,826	(629)	72,776

Change in value of market risk benefits, net of related hedging gain (loss):
Assumed(2)	2,774	0	(3,443)	0
Ceded(2)	(75,325)	(35,629)	(80,098)	(86,502)

Policyholders’ benefits (including change in reserves):
Assumed	189	1,245	280	1,354
Ceded(2)	(36,118)	(24,551)	(63,820)	(43,042)

Change in estimates of liability for future policy benefits:
Ceded	(416)	(6,594)	(416)	(6,594)

Interest credited to policyholders’ account balances:
Assumed	(2,370)	(2,781)	5,099	(2,781)
Ceded	(85)	0	(85)	0
(1)    Prior period has been reclassified to conform to the current period presentation
(2)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of June 30, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$1,107,571,392	$1,086,899,612
Assumed gross life insurance face amount in force	36,059,164	37,151,725
Reinsurance ceded	(1,015,213,859)	(1,012,351,998)
Net life insurance face amount in force	$128,416,697	$111,699,339

Significant Affiliated Reinsurance Agreements

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

Effective January 1, 2022 the Company recaptured the risks that were previously ceded to Lotus Re from October 1, 2021 through December 31, 2021. Immediately thereafter, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with a closed block of Variable Life business on a coinsurance and modified coinsurance basis including policies in the extended term policy status. The amount of the net liabilities associated with the transaction for coinsurance and modified coinsurance were $1,387 million and $14,037 million, respectively. As part of the consideration, the Company also ceded to Lotus Re $855 million of policy loan assets associated with the reinsured policies while receiving $820 million in cash from Lotus Re. As a result, the Company recorded a $1,352 million deferred gain, which will be recognized over the remaining life of the underlying policies. In tandem with the transaction, effective January 1, 2022, Lotus Re established an automatic YRT agreement with the Company to cede back a portion of the mortality risks associated with the reinsured policies for the purposes of the Company maintaining YRT reinsurance with external counterparties.

DART

Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure an amount equal to 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.

Significant Third-Party Reinsurance Arrangements

The Ohio National Life Insurance Company

Effective April 1, 2023, the Company entered into an agreement with Ohio National, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. This block represents approximately 10% of the Company’s remaining legacy in force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its PDI traditional variable annuity contracts. The general account liabilities associated with PDI's guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $277 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies.

FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of its indexed variable annuities. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, Reinsurance recoverables includes the assumed modified coinsurance arrangement, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of June 30, 2023, the total account value of contracts novated from FLIAC to the Company were $5.2 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 78% of the total reinsured block.

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton Reinsurance Ltd. ("Union Hamilton"). This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2023, $2.5 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $96.6 million, or 16.25% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first six months of 2023, compared to an income tax benefit of $(342.6) million, or 26.42%, in the first six months of 2022. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(20,007)	$(1,474,475)	$119,368	$1,365,049	$(10,065)
Change in OCI before reclassifications	3,266	116,395	(17,588)	(67,323)	34,750
Amounts reclassified from AOCI	0	2,479	0	0	2,479
Income tax benefit (expense)	(363)	(24,884)	3,693	14,138	(7,416)
Balance, June 30, 2023	$(17,104)	$(1,380,485)	$105,473	$1,311,864	$19,748

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(11,274)	$306,331	$(125,809)	$227,206	$396,454
Change in OCI before reclassifications	(7,870)	(1,824,967)	249,694	1,789,586	206,443
Amounts reclassified from AOCI	0	7,026	0	0	7,026
Income tax benefit (expense)	735	381,696	(52,436)	(375,813)	(45,818)
Balance, June 30, 2022	$(18,409)	$(1,129,914)	$71,449	$1,640,979	$564,105

(1)Includes cash flow hedges of $100 million and $40 million as of June 30, 2023 and December 31, 2022, respectively, and $144 million and $40 million as of June 30, 2022 and December 31, 2021, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$1,974	$42,622	$5,744	$56,412
Net unrealized investment gains (losses) on available-for-sale securities	(2)	(26,717)	(8,223)	(63,438)
Total net unrealized investment gains (losses)(4)	1,972	15,905	(2,479)	(7,026)
Total reclassifications for the period	$1,972	$15,905	$(2,479)	$(7,026)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2022	$4,371	$(2,161,026)	$(1,198,422)	$1,488,679	$391,923	$(1,474,475)
Net investment gains (losses) on investments arising during the period	(2,751)	132,059	0	0	(27,076)	102,232
Reclassification adjustment for (gains) losses included in net income	(201)	2,680	0	0	(519)	1,960
Reclassification due to allowance for credit losses recorded during the period	2,362	(2,362)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	155,245	(168,158)	2,711	(10,202)
Balance, June 30, 2023	$3,781	$(2,028,649)	$(1,043,177)	$1,320,521	$367,039	$(1,380,485)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.4 million for both the three months ended June 30, 2023 and 2022, and $0.5 million for both the six months ended June 30, 2023 and 2022. The expense charged to the Company for the deferred compensation program was $0.7 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $4 million and $5 million for the three months ended June 30, 2023 and 2022, respectively, and $7 million and $10 million for the six months ended June 30, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $3 million for both the three months ended June 30, 2023 and 2022, and $7 million for both the six months ended June 30, 2023 and 2022.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended June 30, 2023 and 2022 and $4 million for both the six months ended June 30, 2023 and 2022.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $147 million and $162 million for the three months ended June 30, 2023 and 2022, respectively, and $287 million and $332 million for the six months ended June 30, 2023 and 2022, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $34 million and $21 million for the three months ended June 30, 2023 and 2022, respectively, and $73 million and $34 million for the six months ended June 30, 2023 and 2022, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,901 million at June 30, 2023 and $4,512 million at December 31, 2022. Fees related to these COLI policies were $12 million and $13 million for the three months ended June 30, 2023 and 2022, respectively, and $25 million and $27 million for the six months ended June 30, 2023 and 2022, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of June 30, 2023. Interest income related to the policy loan was $5 million for both the three and six months ended June 30, 2023.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $13 million and $10 million for the three months ended June 30, 2023 and 2022, respectively, and $25 million and $18 million for the six months ended June 30, 2023 and 2022, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The interest income to the Company from PGF related to affiliated cash collateral was $120 million for the three months ended June 30, 2023, and $230 million for the six months ended June 30, 2023.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $665 million and $606 million of investments in joint ventures as of June 30, 2023 and December 31, 2022, respectively. "Net investment income" related to these ventures includes gains(losses) of $(6) million and $6 million for the three months ended June 30, 2023 and 2022, respectively, and $(4) million and $19 million for the six months ended June 30, 2023 and 2022, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $70 million and $78 million for the three months ended June 30, 2023 and 2022, respectively, and $139 million and $163 million for the six months ended June 30, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $9 million for both the three months ended June 30, 2023 and 2022, and $18 million and $19 million for the six months ended June 30, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2023 and December 31, 2022 were as follows:

	Maturity Dates			Interest Rates			June 30, 2023	December 31, 2022
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2027	0.00%	-	14.85%	$145,661	$148,076
Total notes receivable - affiliated(1)							$145,661	$148,076

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

Accrued interest receivable related to these loans was $0.9 million and $1.0 million at June 30, 2023 and December 31, 2022, respectively, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended June 30, 2023 and 2022, and $2 million for both the six months ended June 30, 2023 and 2022, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at June 30, 2023 and December 31, 2022 were as follows:

	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.66%	$71,632	$72,225

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0.5 million for both June 30, 2023 and December 31, 2022, and is included in "Accrued investment income". Revenues were $1 million for both the three months ended June 30, 2023 and 2022, and $3 million and $1 million for the six months ended June 30, 2023 and 2022, respectively, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2023 and for the year ended December 31, 2022.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	January 2022	Purchase	Fixed Maturities	$4,432	$4,432	$0	$0
PALAC	January 2022	Purchase	Derivatives	$404	$404	$0	$0
PALAC	February 2022	Purchase	Fixed Maturities	$128,909	$128,909	$0	$0
PAR U	April 2022	Purchase	Fixed Maturities	$48,970	$48,970	$0	$0
Prudential Insurance	May 2022	Purchase	Fixed Maturities	$233,426	$241,128	$6,085	$0
Prudential Insurance	June 2022	Purchase	Fixed Maturities	$88,754	$81,216	$(5,955)	$0
Prudential Insurance	June 2022	Transfer In	Fixed Maturities	$52,089	$45,031	$(5,577)	$0
Prudential Insurance	June 2022	Transfer Out	Fixed Maturities	$48,786	$58,984	$(8,057)	$0
PAR U	June 2022	Purchase	Commercial Mortgage and Other Loans	$6,492	$6,492	$0	$0
PAR U	June 2022	Sale	Commercial Mortgage and Other Loans	$14,853	$15,725	$0	$(872)
GUL Re	June 2022	Purchase	Commercial Mortgage and Other Loans	$13,551	$13,551	$0	$0
GUL Re	June 2022	Sale	Commercial Mortgage and Other Loans	$8,692	$9,033	$0	$(341)
PURC	June 2022	Purchase	Commercial Mortgage and Other Loans	$4,403	$4,403	$0	$0
Prudential Insurance	July 2022	Transfer In	Fixed Maturities	$6,319	$7,230	$719	$0
PAR U	July 2022	Purchase	Fixed Maturities	$16,284	$16,284	$0	$0
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$155,823	$139,712	$(12,728)	$0
Vantage Casualty Insurance Co	September 2022	Purchase	Fixed Maturities	$3,497	$3,497	$0	$0
WH Warehouse Ltd	October 2022	Sale	Fixed Maturities	$26,536	$26,388	$0	$148
PAR U	November 2022	Purchase	Fixed Maturities	$91,051	$91,051	$0	$0
Prudential Insurance	December 2022	Purchase	Fixed Maturities	$67,477	$71,369	$3,075	$0
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0
PURC	April 2023	Purchase	Fixed Maturities	$102,804	$102,804	$0	$0
Term Re	June 2023	Purchase	Fixed Maturities	$115,573	$115,573	$0	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,298	$4,443	$114	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,394	$4,494	$80	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$19,453	$19,203	$(198)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$502	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term and long-term debt to affiliates as of June 30, 2023 and December 31, 2022:

Affiliate	Date Issued	Amount of Notes - June 30, 2023	Amount of Notes - December 31, 2022	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$95,103	$96,666	4.39%	12/15/2023
Prudential Insurance	8/13/2021	28,531	29,000	4.39%	12/15/2023
Prudential Insurance	8/13/2021	96,313	97,665	3.95%	6/20/2024
Prudential Insurance	8/13/2021	38,525	39,066	3.95%	6/20/2024
Prudential Insurance	8/13/2021	48,156	48,832	3.95%	6/20/2024
Prudential Funding LLC	12/28/2022	0	138	4.73%	1/31/2023
Prudential Funding LLC	12/29/2022	0	62	4.73%	1/31/2023
Prudential Funding LLC	12/30/2022	0	384	4.73%	1/31/2023
Prudential Funding LLC	6/26/2023	109	0	5.57%	7/27/2023
Prudential Funding LLC	6/27/2023	132	0	5.57%	7/27/2023
Prudential Funding LLC	6/28/2023	167	0	5.56%	7/27/2023
Prudential Funding LLC	6/30/2023	12	0	5.47%	7/27/2023
Prudential Funding LLC	6/30/2023	75	0	5.45%	7/3/2023
Total Loans Payable to Affiliates		$307,123	$311,813

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $2 million and $(5) million for the three months ended June 30, 2023 and 2022, respectively, and $5 million and $(5) million for the six months ended June 30, 2023 and 2022, respectively.

Contributed Capital and Dividends

In February 2023, the Company received a capital contribution in the amount of $405 million from Prudential Insurance. In March, June and September 2022, the Company received capital contributions in the amount of $8 million, $3 million and $7 million, respectively, from Prudential Insurance.

In June 2023, there was a $300 million return of capital to Prudential Insurance.

Through June 2023 and December 2022, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2023 and December 31, 2022, the outstanding balances on these commitments were $138 million and $333 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.2 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. There were $0.1 million and $0.0 million changes in allowance for both the three and six months ended June 30, 2023 and 2022, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2023 and December 31, 2022, $786 million and $582 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2023 or 2022.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $32 million and $33 million as of June 30, 2023 and December 31, 2022, respectively, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Consolidated Financial Statements included in the Company's restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, and should be read in conjunction with the complete descriptions provided therein.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2023, compared with December 31, 2022, and its consolidated results of operations for the three and six months ended June 30, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the MD&A and the restated audited Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders.

In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life policies to the Prudential Universal Reinsurance Entity Company (“PURE”), a newly formed wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”), with retrocession by PURE of such liabilities, on a modified coinsurance basis, to Somerset Re. The deal is expected to close by the end of 2023, subject to receipt of regulatory approvals and the satisfaction of customary closing conditions. We will continue to manage financing related to Guideline AXXX reserves for the business reinsured to Somerset Re; as a result, we anticipate changes to our current captive financing arrangements upon closing of the reinsurance transaction, including an increase in the amount of financing related to Guideline AXXX reserves. See “—Liquidity and Capital Resources—Liquidity—Term and Universal Life Reserve Financing” below for discussion of our current captive financing arrangements.

In May 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For some long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability represents the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow projections are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow projections, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cash flows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead. For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.

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

•For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the current net reserves are less than the best estimate liability, the existing net reserves are adjusted by first reducing the associated deferred sales inducements (“DSI”) by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DSI for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings. Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in "Accumulated other comprehensive income (loss)" ("AOCI").

Annual assumptions review and quarterly adjustments

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change in our own experience or in industry experience made available to us is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, other contractholder behavior assumptions, economic assumptions, and expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2023 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives, including changes in non-performance risk (“NPR”) are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

Market Risk Benefits

Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRB will go through net income. The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $885 million and $975 million, respectively, and a decrease and an increase to net income of $95 million and $105 million, respectively. For additional information regarding the valuation of these MRB features, see Note 10 to the Unaudited Interim Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2022, balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

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

June 30, 2023
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
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters

For further discussion of impacts that could result from changes in these key estimates and assumptions, see our restated “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

Changes in Financial Position

Total assets increased $12.1 billion from $193.5 billion at December 31, 2022 to $205.6 billion at June 30, 2023. Significant components were:
•Invested assets increased $6.8 billion driven by new sales of general account annuity products, policy loans from variable life contracts and mark to market gains on investments primarily due to declining interest rates; and
•Separate account assets increased $3.7 billion primarily driven by favorable equity market performance, partially offset by net outflows including separate account transfers to fund variable life contract policy loans.
Total liabilities increased $11.5 billion from $188.4 billion at December 31, 2022 to $199.9 billion at June 30, 2023. Significant components were:
•Policyholder account balances increased $5.7 billion primarily driven by incremental indexed product sales and separate account transfers to fund variable life contract policy loans; and
•Separate account liabilities increased $3.7 billion, corresponding to the increase in separate account assets, as discussed above.
Total equity increased $0.7 billion from $5.0 billion at December 31, 2022 to $5.7 billion at June 30, 2023 mainly due to earnings during the year, a capital contribution, and unrealized gains on investments due to the decline in interest rates.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $874 million from a loss of $616 million for the three months ended June 30, 2022 to income of $258 million for the three months ended June 30, 2023. The impact from our annual reviews and update of assumptions and other refinement was a net loss of $354 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations before income taxes increased $1,228 million primarily driven by:
•Higher Change in value of market risk benefits net of related hedging gain (loss) due to interest and equity market changes; and
•Higher Other income mainly due to higher trading gains and collateral income reflecting changes in interest rates;
Partially offset by:
•Lower Realized investments gains (losses), net driven by changes in interest rates.

Six Months Comparison

Income (loss) from operations before income taxes increased $1,891 million from a loss of $1,297 million for the six months ended June 30, 2022 to income of $594 million for the six months ended June 30, 2023. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, income (loss) from operations increased $2,245 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedge gain (loss) due to net losses from 2022 driven by market volatility in prior year;
•Higher Other income mainly due to significant trading losses in prior year and increase in collateral income reflecting changes in interest rates; and
•Higher Policy charges and fee income is driven by the absence of the 2022 fee paid to Prudential Insurance for the recapture of the yearly renewable term ("YRT") reinsurance for most of the Company's variable life insurance policies;
Partially offset by:
•Lower Realized investments gains (losses), net driven by changes in interest rates.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $925 million from $53 million for the three months ended June 30, 2022 to $978 million for the three months ended June 30, 2023. This includes an unfavorable comparative decrease of $403 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual review and update of assumptions and other refinements revenues increased $1,328 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses were relatively flat, increasing $50 million from $669 million for the three months ended June 30, 2022 to $719 million for the three months ended June 30, 2023. This includes a favorable comparative decrease of $49 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $99 million.
Six Months Comparison
Revenues increased $1,940 million from $59 million for the six months ended June 30, 2022 to $1,999 million for the six months ended June 30, 2023. Excluding the comparative impact of our annual review and update of assumptions and other refinements, as mentioned above, revenues increased $2,343 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses were relatively flat, increasing $50 million from $1,355 million for the six months ended June 30, 2022 to $1,405 million for the six months ended June 30, 2023. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $99 million.

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
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 1 of the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed, as discussed in Note 1.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2023 and December 31, 2022, the Company had liquid assets of $28,388 million and $23,627 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2,089 million and $2,522 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, $21,420 million, or 91%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of both June 30, 2023 and December 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $16,050 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $14,070 million of surplus notes was outstanding. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of June 30, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $2,800 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $2,100 million relates to Guideline AXXX reserves. In addition, as of June 30, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2023, there have been no material changes in our exposure to market risk from December 31, 2022, a description of which may be found in our restated Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the year ended December 31, 2022, included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 10, 2023