Form 10-Q
period 2023-09-30
PRUCO LIFE INSURANCE CO
filed 2023-11-09
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 9, 2023, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2023 and December 31, 2022	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022	5

	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	8

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	17

	3. Investments	27

	4. Derivatives and Hedging	38

	5. Fair Value of Assets and Liabilities	44

	6. Deferred Policy Acquisition Costs, Deferred Reinsurance, and Deferred Sales Inducements	56

	7. Separate Accounts	58

	8. Liability for Future Policy Benefits	60

	9. Policyholders' Account Balances	68

	10. Market Risk Benefits	72

	11. Reinsurance	74

	12. Income Taxes	82

	13. Equity	82

	14. Related Party Transactions	84

	15. Commitments and Contingent Liabilities	89

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	92

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	104

Item 4.	Controls and Procedures	104

PART II—OTHER INFORMATION		105

Item 1.	Legal Proceedings	105

Item 1A.	Risk Factors	105

Item 6.	Exhibits	106

SIGNATURES		107

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2023 and December 31, 2022 (in thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2023-$4,315; 2022-$4,769) (amortized cost: 2023–$26,682,558; 2022–$21,311,087)	$23,798,355	$19,025,401
Fixed maturities, trading, at fair value (amortized cost: 2023–$3,369,161; 2022–$2,682,022)	2,444,273	1,936,159
Equity securities, at fair value (cost: 2023– $232,311; 2022–$148,179)	224,397	143,072
Policy loans	1,455,484	505,367
Short-term investments	266,069	124,491
Commercial mortgage and other loans (net of $27,100 and $20,263 allowance for credit losses at September 30, 2023 and December 31, 2022, respectively)	5,492,869	4,928,680
Other invested assets (includes $99,566 and $116,110 of assets measured at fair value at September 30, 2023 and December 31, 2022, respectively)	1,203,591	1,088,613
Total investments	34,885,038	27,751,783
Cash and cash equivalents	1,845,278	2,397,627
Deferred policy acquisition costs(1)	6,923,554	6,930,425
Accrued investment income	308,908	219,635
Reinsurance recoverables(1)	36,860,011	37,096,562
Receivables from parent and affiliates	231,879	224,921
Deferred sales inducements(1)	359,674	381,504
Income tax assets(1)	2,319,041	1,694,751
Market risk benefit assets(1)	2,519,234	1,393,237
Other assets(1)	2,029,917	1,331,427
Separate account assets	111,611,386	114,051,246
TOTAL ASSETS	$199,893,920	$193,473,118
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$49,662,070	$41,912,536
Future policy benefits(1)	21,257,134	20,829,033
Market risk benefit liabilities(1)	4,371,178	5,521,601
Cash collateral for loaned securities	184,001	86,750
Short-term debt to affiliates	304,317	126,250
Long-term debt to affiliates	0	185,563
Payables to parent and affiliates	3,966,688	2,126,571
Other liabilities(1)	4,720,229	3,597,373
Separate account liabilities	111,611,386	114,051,246
Total liabilities	196,077,003	188,436,923
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,495,220	6,037,914
Retained earnings / (accumulated deficit)(1)	(941,204)	(994,154)
Accumulated other comprehensive income (loss)(1)	(739,599)	(10,065)
Total equity	3,816,917	5,036,195
TOTAL LIABILITIES AND EQUITY	$199,893,920	$193,473,118
(1)    Prior period amounts adjusted for the implementation of Accounting Standard Update ("ASU") 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Premiums(1)	$85,140	$61,716	$251,761	$185,545
Policy charges and fee income(1)	346,481	369,946	1,096,508	857,881
Net investment income	460,864	210,762	1,203,389	582,190
Asset administration fees	56,754	68,554	177,744	219,576
Other income (loss)(1)	(63,555)	(161,407)	286,750	(795,129)
Realized investment gains (losses), net(1)	(468,256)	97,271	(581,241)	810,771
Change in value of market risk benefits, net of related hedging gain (loss)(1)	(247,471)	(80,078)	(266,156)	(1,235,415)
TOTAL REVENUES	169,957	566,764	2,168,755	625,419
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	145,409	87,685	397,552	367,543
Change in estimates of liability for future policy benefits(1)	6,565	(2,935)	1,030	42,865
Interest credited to policyholders’ account balances(1)	163,074	97,649	467,112	318,586
Amortization of deferred policy acquisition costs(1)	132,242	128,420	398,884	384,384
General, administrative and other expenses(1)	271,473	243,205	858,809	795,922
TOTAL BENEFITS AND EXPENSES	718,763	554,024	2,123,387	1,909,300
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(548,806)	12,740	45,368	(1,283,881)
Income tax expense (benefit)(1)	(104,883)	(7,660)	(8,318)	(350,214)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(443,923)	20,400	53,686	(933,667)
Equity in earnings of operating joint venture, net of taxes	(404)	(253)	(736)	(75,411)
NET INCOME (LOSS)	$(444,327)	$20,147	$52,950	$(1,009,078)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,835)	(3,649)	431	(11,519)
Net unrealized investment gains (losses)(1)	(618,892)	(790,108)	(500,018)	(2,608,049)
Interest rate remeasurement of future policy benefits(1)	90,909	97,171	73,321	346,865
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(429,966)	(3,233)	(497,289)	1,786,353
Total	(960,784)	(699,819)	(923,555)	(486,350)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(201,437)	(146,711)	(194,021)	(100,893)
Other comprehensive income (loss), net of taxes	(759,347)	(553,108)	(729,534)	(385,457)
Comprehensive income (loss)	$(1,203,674)	$(532,961)	$(676,584)	$(1,394,535)
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,500	$6,037,914	$(994,154)	$(10,065)	$5,036,195
Contributed capital		405,000			405,000
Contributed (distributed) capital-parent/child asset transfers		1,870			1,870
Comprehensive income (loss):
Net income (loss)			279,679		279,679
Other comprehensive income (loss), net of tax				416,704	416,704
Total comprehensive income (loss)					696,383
Balance, March 31, 2023	2,500	6,444,784	(714,475)	406,639	6,139,448
Return of capital		(300,000)			(300,000)
Contributed (distributed) capital-parent/child asset transfers		498			498
Comprehensive income (loss):
Net income (loss)			217,598		217,598
Other comprehensive income (loss), net of taxes				(386,891)	(386,891)
Total comprehensive income (loss)					(169,293)
Balance, June 30, 2023	2,500	6,145,282	(496,877)	19,748	5,670,653
Return of capital		(650,000)			(650,000)
Contributed (distributed) capital-parent/child asset transfers		(62)			(62)
Comprehensive income (loss):
Net income (loss)			(444,327)		(444,327)
Other comprehensive income (loss), net of tax				(759,347)	(759,347)
Total comprehensive income (loss)					(1,203,674)
Balance, September 30, 2023	$2,500	$5,495,220	$(941,204)	$(739,599)	$3,816,917
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021(1)	$2,500	$6,042,491	$(227,449)	$396,454	$6,213,996
Contributed capital		8,160			8,160
Comprehensive income (loss):
Net income (loss)			(482,207)		(482,207)
Other comprehensive income (loss), net of tax				66,559	66,559
Total comprehensive income (loss)					(415,648)
Balance, March 31, 2022(1)	2,500	6,050,651	(709,656)	463,013	5,806,508
Contributed capital		3,194			3,194
Contributed (distributed) capital-parent/child asset transfers		(13,504)			(13,504)
Comprehensive income (loss):
Net income (loss)			(547,018)		(547,018)
Other comprehensive income (loss), net of tax				101,092	101,092
Total comprehensive income (loss)					(445,926)
Balance, June 30, 2022(1)	2,500	6,040,341	(1,256,674)	564,105	5,350,272
Contributed capital		6,508			6,508
Contributed (distributed) capital-parent/child asset transfers		(12,009)			(12,009)
Comprehensive income (loss):
Net income (loss)			20,147		20,147
Other comprehensive income (loss), net of tax				(553,108)	(553,108)
Total comprehensive income (loss)					(532,961)
Balance, September 30, 2022(1)	$2,500	$6,034,840	$(1,236,527)	$10,997	$4,811,810
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$52,950	$(1,009,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	47,830	89,744
Interest credited to policyholders’ account balances(1)	467,112	318,586
Realized investment (gains) losses, net(1)	581,241	(810,771)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	266,156	1,235,415
Change in:
Future policy benefits and other insurance liabilities(1)	1,722,582	3,283,649
Reinsurance recoverables(1)	(447,411)	(1,936,549)
Accrued investment income	(85,831)	(35,718)
Net payables to/receivables from parent and affiliates	(9,978)	97,663
Deferred policy acquisition costs(1)	(386,514)	(336,285)
Income taxes(1)	(430,883)	(446,118)
Derivatives, net	(547,545)	(1,144,519)
Other, net(1)(2)	107,768	1,717,442
Cash flows from (used in) operating activities	1,337,477	1,023,461
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,096,571	1,511,002
Fixed maturities, trading	68,734	871,217
Equity securities	189,090	109,213
Policy loans	141,484	126,551
Ceded policy loans	(94,874)	(85,231)
Short-term investments	352,689	212,518
Commercial mortgage and other loans	98,558	179,274
Other invested assets	11,800	70,570
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(5,957,466)	(5,061,674)
Fixed maturities, trading	(746,093)	(186,069)
Equity securities	(86,748)	(281,610)
Policy loans	(1,111,590)	(111,949)
Ceded policy loans	127,365	55,194
Short-term investments	(473,889)	(485,509)
Commercial mortgage and other loans	(665,136)	(547,112)
Other invested assets	(137,809)	(108,025)
Notes receivable from parent and affiliates, net	4,302	410
Derivatives, net	(56,949)	(331,816)
Other, net	(3,924)	35,618
Cash flows from (used in) investing activities	(7,243,885)	(4,027,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	9,193,418	9,164,371
Ceded policyholders’ account deposits	(875,022)	(916,797)
Policyholders’ account withdrawals	(2,805,559)	(4,338,707)
Ceded policyholders’ account withdrawals	454,740	425,911
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	97,263	191,938
Contributed / (return of) capital	(545,000)	0
Contributed (distributed) capital - parent/child asset transfers	2,919	(15,366)
Net change in all other financing arrangements (maturities 90 days or less)	(584)	0
Drafts outstanding	(109,199)	(49,310)
Other, net	(58,917)	23,476
Cash flows from (used in) financing activities	5,354,059	4,485,516
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(552,349)	1,481,549
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,397,627	918,931
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,845,278	$2,400,480

(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)    Prior period has been reclassified to conform to the current period presentation.

Significant Non-Cash Transactions
"Cash flows from (used in) operating activities" for the nine months ended September 30, 2023 excludes certain non-cash activities in the amount of $470 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 11 for more details regarding this transaction.

"Cash flows from (used in) operating activities" for the nine months ended September 30, 2022 excludes certain non-cash activities in the amount of $531 million related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 and $4,130 million related to the novated indexed variable annuities under the reinsurance agreement with FLIAC. See Note 11 for more details regarding these transactions. The Company also received $18 million of non-cash assets from its parent, The Prudential Insurance Company of America. See Note 14 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$63,354	$(1,638)	$61,716
Policy charges and fee income	438,781	(68,835)	369,946
Other income (loss)	(163,701)	2,294	(161,407)
Realized investment gains (losses), net	23,958	73,313	97,271
Change in value of market risk benefits, net of related hedging gain (loss)	0	(80,078)	(80,078)
TOTAL REVENUES	641,708	(74,944)	566,764
BENEFITS AND EXPENSES
Policyholders’ benefits	122,139	(34,454)	87,685
Change in estimates of liability for future policy benefits	0	(2,935)	(2,935)
Interest credited to policyholders’ account balances	105,170	(7,521)	97,649
Amortization of deferred policy acquisition costs	96,048	32,372	128,420
General, administrative and other expenses	241,370	1,835	243,205
TOTAL BENEFITS AND EXPENSES	564,727	(10,703)	554,024
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	76,981	(64,241)	12,740
Income tax expense (benefit)	(1,983)	(5,677)	(7,660)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	78,964	(58,564)	20,400
NET INCOME (LOSS)	$78,711	$(58,564)	$20,147
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(862,220)	72,112	(790,108)
Interest rate remeasurement of future policy benefits	0	97,171	97,171
Gain (loss) from changes in non-performance risk on market risk benefits	0	(3,233)	(3,233)
Total	(865,869)	166,050	(699,819)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(181,602)	34,891	(146,711)
Other comprehensive income (loss), net of taxes	(684,267)	131,159	(553,108)
Comprehensive income (loss)	$(605,556)	$72,595	$(532,961)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$195,020	$(9,475)	$185,545
Policy charges and fee income	1,256,155	(398,274)	857,881
Other income (loss)	(803,321)	8,192	(795,129)
Realized investment gains (losses), net	1,522,774	(712,003)	810,771
Change in value of market risk benefits, net of related hedging gain (loss)	0	(1,235,415)	(1,235,415)
TOTAL REVENUES	2,972,394	(2,346,975)	625,419
BENEFITS AND EXPENSES
Policyholders’ benefits	500,009	(132,466)	367,543
Change in estimates of liability for future policy benefits	0	42,865	42,865
Interest credited to policyholders’ account balances	391,640	(73,054)	318,586
Amortization of deferred policy acquisition costs	731,768	(347,384)	384,384
General, administrative and other expenses	795,514	408	795,922
TOTAL BENEFITS AND EXPENSES	2,418,931	(509,631)	1,909,300
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	553,463	(1,837,344)	(1,283,881)
Income tax expense (benefit)	69,090	(419,304)	(350,214)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	484,373	(1,418,040)	(933,667)
NET INCOME (LOSS)	$408,962	$(1,418,040)	$(1,009,078)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(2,775,879)	167,830	(2,608,049)
Interest rate remeasurement of future policy benefits	0	346,865	346,865
Gain (loss) from changes in non-performance risk on market risk benefits	0	1,786,353	1,786,353
Total	(2,787,398)	2,301,048	(486,350)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(584,114)	483,221	(100,893)
Other comprehensive income (loss), net of taxes	(2,203,284)	1,817,827	(385,457)
Comprehensive income (loss)	$(1,794,322)	$399,787	$(1,394,535)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$408,962	$(1,418,040)	$(1,009,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(70,540)	160,284	89,744
Interest credited to policyholders’ account balances	391,640	(73,054)	318,586
Realized investment (gains) losses, net	(1,522,774)	712,003	(810,771)
Change in value of market risk benefits, net of related hedging (gains) losses	0	1,235,415	1,235,415
Change in:
Future policy benefits and other insurance liabilities	2,021,063	1,262,586	3,283,649
Reinsurance recoverables	(875,612)	(1,060,937)	(1,936,549)
Deferred policy acquisition costs	11,130	(347,415)	(336,285)
Income taxes	(26,802)	(419,316)	(446,118)
Other, net(1)	1,768,968	(51,526)	1,717,442
Cash flows from (used in) operating activities	$1,023,461	$0	$1,023,461
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

Out of Period Adjustments

During the three months ended September 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net charge of $73 million to “Income (loss) from operations before income taxes and equity in earnings of operating joint venture”. The adjustments primarily relate to the valuation of the embedded derivative associated with the variable indexed annuities reinsurance recoverable that should have been recorded in the second quarter of 2022 to “Realized investment gains (losses), net”.

The aggregate impact of out of period adjustments recorded in the first nine months of 2022 was a net charge of $72 million to “Income (loss) from operations before income taxes and equity in earnings of operating joint ventures”. These adjustments relate to reserves for certain universal and variable life products and certain portions of variable life and annuities reinsurance activity.

Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

ASSETS

Deferred policy acquisition costs represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”. Upon the adoption of ASU 2018-12, the carrying amount of DAC for long-duration contracts is no longer subject to recoverability testing.

DAC for most long-duration contracts is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

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

Coinsurance arrangements contrast with the Company’s yearly renewable term ("YRT") arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under YRT arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contractholders to the Company. As YRT arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies.

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

Other ASUs adopted during the nine months ended September 30, 2023

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$392,452	$119	$99,511	$0	$293,060
Obligations of U.S. states and their political subdivisions	794,103	562	62,748	0	731,917
Foreign government bonds	341,894	628	75,489	0	267,033
U.S. public corporate securities	10,141,650	9,571	1,313,950	1,097	8,836,174
U.S. private corporate securities	4,958,820	3,596	427,455	2,946	4,532,015
Foreign public corporate securities	1,883,846	1,134	190,248	264	1,694,468
Foreign private corporate securities	4,802,652	19,942	622,422	0	4,200,172
Asset-backed securities(1)	2,037,295	15,615	23,202	0	2,029,708
Commercial mortgage-backed securities	926,653	32	93,898	0	832,787
Residential mortgage-backed securities(2)	403,193	139	22,303	8	381,021
Total fixed maturities, available-for-sale	$26,682,558	$51,338	$2,931,226	$4,315	$23,798,355
(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans and credit cards.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$354,348	$300	$72,856	$0	$281,792
Obligations of U.S. states and their political subdivisions	654,884	4,275	30,959	0	628,200
Foreign government bonds	330,967	1,140	58,640	5	273,462
U.S. public corporate securities	7,414,790	21,299	992,145	0	6,443,944
U.S. private corporate securities	4,140,734	13,071	335,205	1,871	3,816,729
Foreign public corporate securities	1,539,172	2,455	163,384	21	1,378,222
Foreign private corporate securities	4,338,585	19,761	589,153	2,863	3,766,330
Asset-backed securities(1)	1,467,955	6,976	32,577	0	1,442,354
Commercial mortgage-backed securities	727,159	94	69,101	0	658,152
Residential mortgage-backed securities(2)	342,493	3,211	9,479	9	336,216
Total fixed maturities, available-for-sale	$21,311,087	$72,582	$2,353,499	$4,769	$19,025,401
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$97,348	$3,963	$191,991	$95,548	$289,339	$99,511
Obligations of U.S. states and their political subdivisions	448,520	24,252	212,638	38,496	661,158	62,748
Foreign government bonds	36,806	3,030	223,995	72,459	260,801	75,489
U.S. public corporate securities	3,555,490	173,174	4,847,346	1,140,717	8,402,836	1,313,891
U.S. private corporate securities	1,574,199	66,338	2,620,568	361,085	4,194,767	427,423
Foreign public corporate securities	588,547	15,738	951,916	174,194	1,540,463	189,932
Foreign private corporate securities	1,426,572	58,934	2,293,089	563,488	3,719,661	622,422
Asset-backed securities	580,841	7,610	599,359	15,592	1,180,200	23,202
Commercial mortgage-backed securities	177,533	3,454	584,984	90,444	762,517	93,898
Residential mortgage-backed securities	258,938	8,288	119,993	14,014	378,931	22,302
Total fixed maturities, available-for-sale	$8,744,794	$364,781	$12,645,879	$2,566,037	$21,390,673	$2,930,818

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$212,991	$46,928	$62,630	$25,928	$275,621	$72,856
Obligations of U.S. states and their political subdivisions	307,734	16,851	61,915	14,108	369,649	30,959
Foreign government bonds	139,577	19,435	111,371	39,205	250,948	58,640
U.S. public corporate securities	3,873,275	389,937	1,979,725	602,208	5,853,000	992,145
U.S. private corporate securities	2,506,932	157,853	948,686	177,352	3,455,618	335,205
Foreign public corporate securities	548,083	40,508	596,437	122,856	1,144,520	163,364
Foreign private corporate securities	1,772,413	199,124	1,479,608	390,029	3,252,021	589,153
Asset-backed securities	625,710	15,146	289,581	17,431	915,291	32,577
Commercial mortgage-backed securities	459,186	30,408	176,349	38,693	635,535	69,101
Residential mortgage-backed securities	129,721	9,220	1,294	259	131,015	9,479
Total fixed maturities, available-for-sale	$10,575,622	$925,410	$5,707,596	$1,428,069	$16,283,218	$2,353,479

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $2,754.1 million and $2,164.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $176.7 million and $189.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2023, the $2,566.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2022, the $1,428.1 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2023. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements . As of September 30, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$753,797	$735,127
Due after one year through five years	8,340,245	7,851,028
Due after five years through ten years	6,783,822	6,071,535
Due after ten years	7,437,553	5,897,149
Asset-backed securities	2,037,295	2,029,708
Commercial mortgage-backed securities	926,653	832,787
Residential mortgage-backed securities	403,193	381,021
Total fixed maturities, available-for-sale	$26,682,558	$23,798,355

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$151,383	$377,344	$280,064	$1,055,433
Proceeds from maturities/prepayments	318,188	222,454	806,521	453,241
Gross investment gains from sales and maturities	1,377	(2,527)	10,826	(3,885)
Gross investment losses from sales and maturities	(10,920)	(2,371)	(28,445)	(44,274)
Write-downs recognized in earnings(2)	4	(1,088)	11	(20,604)
(Addition to) release of allowance for credit losses	608	98	454	(563)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $10.0 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$4,917	$0	$0	$6	$4,923
Additions to allowance for credit losses not previously recorded	0	0	374	0	0	0	374
Reductions for securities sold during the period	0	0	(1,280)	0	0	0	(1,280)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	296	0	0	2	298
Balance, end of period	$0	$0	$4,307	$0	$0	$8	$4,315

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$116	$4,694	$0	$0	$0	$4,810
Additions to allowance for credit losses not previously recorded	0	0	534	0	0	7	541
Reductions for securities sold during the period	0	(92)	(21)	0	0	0	(113)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(14)	(512)	0	0	0	(526)
Balance, end of period	$0	$10	$4,695	$0	$0	$7	4,712

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	3,539	0	0	0	3,539
Reductions for securities sold during the period	0	(1)	(5,054)	0	0	0	(5,055)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(4)	1,067	0	0	(1)	1,062
Balance, end of period	$0	$0	$4,307	$0	$0	$8	$4,315

	Nine Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$11	$4,138	$0	$0	$0	$4,149
Additions to allowance for credit losses not previously recorded	0	329	12,696	0	0	7	13,032
Reductions for securities sold during the period	0	(96)	(1,223)	0	0	0	(1,319)
Reductions for securities with intent to sell	0	(324)	(16,666)	0	0	0	(16,990)
Additions (reductions) on securities with previous allowance	0	90	5,750	0	0	0	5,840
Balance, end of period	$0	$10	$4,695	$0	$0	$7	$4,712

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended September 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the utility sector within corporate securities, due to an investment restructuring. For the three months ended September 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to recoveries in the capital goods and transportation sectors within corporate securities.

For the nine months ended September 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the capital goods and utility sectors within corporate securities due to restructurings, partially offset by net additions within the technology and finance sectors within corporate securities due to adverse projected cashflows. For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the consumer non-cyclical and utility sectors within corporate securities, partially offset by a recovery in the transportation sector.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both September 30, 2023 and December 31, 2022.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(221.6) million and $(194.6) million during the three months ended September 30, 2023 and 2022, respectively, and $(179.0) million and $(715.1) million during the nine months ended September 30, 2023 and 2022, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(10.9) million and $(10.2) million during the three months ended September 30, 2023 and 2022, respectively, and $(2.8) million and $(24.3) million during the nine months ended September 30, 2023 and 2022, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	September 30, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,450,305	26.3%	$1,289,026	26.0%
Hospitality	102,536	1.9	104,177	2.1
Industrial	2,097,019	38.0	1,766,247	35.8
Office	580,189	10.5	590,897	11.9
Other	410,324	7.4	380,121	7.7
Retail	364,678	6.6	351,457	7.1
Total commercial mortgage loans	5,005,051	90.7	4,481,925	90.6
Agricultural property loans	514,918	9.3	467,018	9.4
Total commercial mortgage and agricultural property loans	5,519,969	100.0%	4,948,943	100.0%
Allowance for credit losses	(27,100)		(20,263)
Total net commercial mortgage and agricultural property loans	$5,492,869		$4,928,680

As of September 30, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (29%), Texas (12%) and New York (5%), and included loans secured by properties in Europe (9%), Mexico (2%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$21,133	$960	$22,093	$9,704	$220	$9,924
Addition to (release of) allowance for expected losses	5,055	(48)	5,007	6,116	92	6,208
Allowance, end of period	$26,188	$912	$27,100	$15,820	$312	$16,132

	Nine Months Ended September 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$19,665	$598	$20,263	$5,847	$104	$5,951
Addition to (release of) allowance for expected losses	6,523	314	6,837	9,973	208	10,181
Allowance, end of period	$26,188	$912	$27,100	$15,820	$312	$16,132

See Note 2 to the Consolidated Financial Statements included in the Company’s restated Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was due to an increase in loan specific reserves and an increase in the general allowance due to declining market conditions and loan originations. For the three months ended September 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations.

For the nine months ended September 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in loan specific reserves and an increase in the general allowance due to current market conditions and loan originations. For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$195,586	$245,400	$454,857	$98,187	$256,820	$1,126,765	$0	$2,377,615
60%-69.99%	194,755	378,576	503,195	180,257	215,928	188,358	0	1,661,069
70%-79.99%	197,272	155,548	222,693	71,335	20,950	74,022	0	741,820
80% or greater	0	0	73,415	3,801	13,316	134,015	0	224,547
Total	$587,613	$779,524	$1,254,160	$353,580	$507,014	$1,523,160	$0	$5,005,051
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$495,769	$775,990	$1,254,160	$282,245	$468,051	$1,422,566	$0	$4,698,781
1.0 - 1.2x	91,844	3,534	0	0	23,667	7,904	0	126,949
Less than 1.0x	0	0	0	71,335	15,296	92,690	0	179,321
Total	$587,613	$779,524	$1,254,160	$353,580	$507,014	$1,523,160	$0	$5,005,051
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$27,184	$186,471	$132,028	$26,052	$15,880	$26,342	$4,750	$418,707
60%-69.99%	34,315	56,210	0	0	0	0	0	90,525
70%-79.99%	5,686	0	0	0	0	0	0	5,686
80% or greater	0	0	0	0	0	0	0	0
Total	$67,185	$242,681	$132,028	$26,052	$15,880	$26,342	$4,750	$514,918
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$67,185	$240,681	$132,028	$26,052	$15,880	$26,342	$4,750	$512,918
1.0 - 1.2x	0	2,000	0	0	0	0	0	2,000
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$67,185	$242,681	$132,028	$26,052	$15,880	$26,342	$4,750	$514,918

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$5,005,051	$0	$0	$0	$5,005,051	$0
Agricultural property loans	514,918	0	0	0	514,918	0
Total	$5,519,969	$0	$0	$0	$5,519,969	$0
(1)As of September 30, 2023, there were no loans in this category accruing interest.
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

For both the three months ended September 30, 2023 and 2022, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For the nine months ended September 30, 2023 and 2022, there were $0.0 million and $27.6 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were $0.0 million and $24.8 million of commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both September 30, 2023 and December 31, 2022.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Company’s investment in separate accounts	$426	$510
LPs/LLCs:
Equity method:
Private equity	340,262	287,969
Hedge funds	670,663	576,595
Real estate-related	92,674	107,429
Subtotal equity method	1,103,599	971,993
Fair value:
Private equity	56,468	59,146
Hedge funds	194	396
Real estate-related	8,313	9,457
Subtotal fair value	64,975	68,999
Total LPs/LLCs	1,168,574	1,040,992
Derivative instruments	34,591	47,111
Total other invested assets	$1,203,591	$1,088,613

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Fixed maturities	$258,396	$187,628
Equity securities	403	349
Commercial mortgage and other loans	17,985	13,335
Policy loans	25,416	14,525
Other invested assets	43	48
Short-term investments and cash equivalents	6,665	3,750
Total accrued investment income	$308,908	$219,635

There were no significant write-downs on accrued investment income for both the three and nine months ended September 30, 2023 and 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$312,405	$153,170	$822,933	$384,347
Fixed maturities, trading	26,104	12,752	65,739	40,796
Equity securities	3,886	3,077	9,206	4,429
Commercial mortgage and other loans	58,673	29,682	163,646	74,731
Policy loans	15,962	5,354	31,580	15,573
Other invested assets	36,152	7,109	77,875	82,142
Short-term investments and cash equivalents	27,347	14,444	88,105	18,533
Gross investment income	480,529	225,588	1,259,084	620,551
Less: investment expenses	(19,665)	(14,826)	(55,695)	(38,361)
Net investment income	$460,864	$210,762	$1,203,389	$582,190

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities(1)	$(8,931)	$(5,888)	$(17,154)	$(69,326)
Commercial mortgage and other loans	(5,059)	(7,513)	(7,143)	(13,872)
Other invested assets	10,856	(75,864)	24,052	(72,328)
Derivatives(2)	(465,176)	186,514	(582,846)	966,487
Short-term investments and cash equivalents	54	22	1,850	(190)
Realized investment gains (losses), net(2)	$(468,256)	$97,271	$(581,241)	$810,771
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$742	$4,371
Fixed maturity securities, available-for-sale without an allowance	(2,880,630)	(2,285,288)
Derivatives designated as cash flow hedges(1)	94,460	138,627
Affiliated notes	(12,218)	(13,189)
Other investments(2)(3)	(1,255)	(1,176)
Net unrealized gains (losses) on investments	$(2,798,901)	$(2,156,655)
(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".
(3)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2023 and December 31, 2022, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities”, which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$490	$0	$490	$506	$0	$506
U.S. public corporate securities	6,879	0	6,879	7,903	0	7,903
Foreign public corporate securities	3,362	0	3,362	12,873	0	12,873
Equity securities	173,270	0	173,270	65,468	0	65,468
Total cash collateral for loaned securities(1)	$184,001	$0	$184,001	$86,750	$0	$86,750
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

	September 30, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$6,172	$0	$(356)	$3,225	$0	$(316)
Foreign Currency Swaps	2,100,808	187,257	(18,111)	1,933,343	233,812	(10,462)
Total Derivatives Designated as Hedge Accounting Instruments	$2,106,980	$187,257	$(18,467)	$1,936,568	$233,812	$(10,778)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$160,769,460	$10,293,935	$(22,659,077)	$138,419,110	$6,757,890	$(17,092,749)
Interest Rate Options	29,418,000	311,893	(1,404,581)	8,368,000	123,168	(225,125)
Interest Rate Futures	2,557,132	495	(5,251)	2,425,500	3,267	(201)
Interest Rate Forwards	1,104,000	84,165	(86,244)	1,104,000	11,265	(12,359)
Foreign Currency
Foreign Currency Forwards	929,085	18,545	(6,270)	364,946	590	(10,423)
Credit
Credit Default Swaps	144,300	885	(316)	47,450	346	0
Currency/Interest Rate
Foreign Currency Swaps	2,332,940	167,484	(15,371)	2,289,170	194,412	(14,624)
Equity
Total Return Swaps	13,759,916	440,719	(253,318)	15,958,130	120,341	(175,104)
Equity Options	45,258,330	805,583	(1,363,539)	25,187,516	239,003	(1,112,196)
Equity Futures	803,642	364	(4,063)	876,790	956	(513)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$257,076,805	$12,124,068	$(25,798,030)	$195,040,612	$7,451,238	$(18,643,294)
Total Derivatives(1)(2)	$259,183,785	$12,311,325	$(25,816,497)	$196,977,180	$7,685,050	$(18,654,072)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $5,731 million and $3,351 million as of September 30, 2023 and December 31, 2022, respectively, primarily included in "Policyholders' account balances".
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

	September 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$12,311,325	$(12,276,734)	$34,591	$0	$34,591
Securities purchased under agreements to resell	140,000	0	140,000	0	140,000
Total Assets	$12,451,325	$(12,276,734)	$174,591	$0	$174,591
Offsetting of Financial Liabilities:
Derivatives	$25,816,497	$(21,871,933)	$3,944,564	$(3,944,564)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$25,816,497	$(21,871,933)	$3,944,564	$(3,944,564)	$0

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,685,050	$(7,637,939)	$47,111	$0	$47,111
Securities purchased under agreements to resell	290,000	0	290,000	(290,000)	0
Total Assets	$7,975,050	$(7,637,939)	$337,111	$(290,000)	$47,111
Offsetting of Financial Liabilities:
Derivatives	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
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

	Three Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(32)	$0	$(12)
Currency/Interest Rate	(936)	0	10,629	19,494	(5,189)
Total cash flow hedges	(935)	0	10,597	19,494	(5,201)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	53,990	(2,059,987)	0	0	0
Currency	20,401	0	0	0	0
Currency/Interest Rate	8,059	0	0	262	0
Credit	(253)	0	0	0	0
Equity	(449,655)	266,623	0	0	0
Embedded Derivatives	(96,783)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(464,241)	(1,793,364)	0	262	0
Total	$(465,176)	$(1,793,364)	$10,597	$19,756	$(5,201)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(86)	$0	$(13)
Currency/Interest Rate	(365)	0	33,308	2,041	(44,154)
Total cash flow hedges	(363)	0	33,222	2,041	(44,167)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	69,702	(2,767,152)	0	0	0
Currency	8,375	0	0	0	0
Currency/Interest Rate	(28,263)	0	0	62	0
Credit	2,073	0	0	0	0
Equity	694,236	(331,444)	0	0	0
Embedded Derivatives	(1,325,493)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(579,370)	(3,098,596)	0	62	0
Total	$(579,733)	$(3,098,596)	$33,222	$2,103	$(44,167)

	Three Months Ended September 30, 2022
	Realized Investment Gains (Losses)(1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)(1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(6)	$0	$(113)
Currency/Interest Rate	10,342	0	9,735	48,729	84,011
Total cash flow hedges	10,343	0	9,729	48,729	83,898
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	140,569	(1,204,876)	0	0	0
Currency	19,236	0	0	0	0
Currency/Interest Rate	79,436	0	0	383	0
Credit	9,495	0	0	0	0
Equity	(348,314)	233,542	0	0	0
Embedded Derivatives	275,749	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	176,171	(971,334)	0	383	0
Total	$186,514	$(971,334)	$9,729	$49,112	$83,898

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Realized Investment Gains (Losses)(1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)(1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$10	$0	$(334)
Currency/Interest Rate	9,989	0	26,301	88,912	188,727
Total cash flow hedges	9,990	0	26,311	88,912	188,393
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	623,761	(4,984,420)	0	0	0
Currency	39,037	0	0	0	0
Currency/Interest Rate	192,373	0	0	786	0
Credit	(31,954)	0	0	0	0
Equity	(173,413)	1,383,178	0	0	0
Embedded Derivatives	306,693	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	956,497	(3,601,242)	0	786	0
Total	$966,487	$(3,601,242)	$26,311	$89,698	$188,393
(1)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$138,627
Amount recorded in AOCI
Interest Rate	(97)
Currency/Interest Rate	(9,170)
Total amount recorded in AOCI	(9,267)
Amount reclassified from AOCI to income
Interest Rate	84
Currency/Interest Rate	(34,984)
Total amount reclassified from AOCI to income	(34,900)
Balance, September 30, 2023	$94,460

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2023 values, it is estimated that a pre-tax gain of $21 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2024.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $144 million and $47 million as of September 30, 2023 and December 31, 2022, respectively. These credit derivatives are reported at fair value as an asset of $1 million and $0 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 the notional amount of these credit derivatives had the following NAIC rating: $42 million in NAIC 3 and $102 million in NAIC 6.

The Company has no exposure on purchased credit protection as of September 30, 2023 and December 31, 2022.

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

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the SOFR swap curve adjusted for an additional spread relative to SOFR to reflect the Company’s market-perceived NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with the Company issued funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.

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

	September 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$293,060	$0	$	$293,060
Obligations of U.S. states and their political subdivisions	0	731,917	0		731,917
Foreign government bonds	0	266,347	686		267,033
U.S. corporate public securities	0	8,836,174	0		8,836,174
U.S. corporate private securities	0	4,065,855	466,160		4,532,015
Foreign corporate public securities	0	1,687,936	6,532		1,694,468
Foreign corporate private securities	0	3,728,278	471,894		4,200,172
Asset-backed securities(2)	0	1,916,281	113,427		2,029,708
Commercial mortgage-backed securities	0	756,036	76,751		832,787
Residential mortgage-backed securities	0	381,021	0		381,021
Subtotal	0	22,662,905	1,135,450		23,798,355
Market risk benefit assets	0	0	2,519,234		2,519,234
Fixed maturities, trading	0	2,443,548	725		2,444,273
Equity securities	169,378	10,333	44,686		224,397
Short-term investments	19,809	200,674	584		221,067
Cash equivalents	0	1,144,914	0		1,144,914
Other invested assets(3)	9,208	12,302,117	0	(12,276,734)	34,591
Other assets	0	0	270,490		270,490
Reinsurance recoverable	0	0	15,544		15,544
Receivables from parent and affiliates	0	144,699	0		144,699
Subtotal excluding separate account assets	198,395	38,909,190	3,986,713	(12,276,734)	30,817,564
Separate account assets(4)(5)	130,896	106,518,193	5,500		106,654,589
Total assets	$329,291	$145,427,383	$3,992,213	$(12,276,734)	$137,472,153
Market risk benefit liabilities	$0	$0	$4,371,178	$	$4,371,178
Policyholders' account balances	0	0	6,005,729		6,005,729
Payables to parent and affiliates	0	25,806,000	0	(21,870,566)	3,935,434
Other liabilities(6)	10,497	(5,396)	0	(1,367)	3,734
Total liabilities	$10,497	$25,800,604	$10,376,907	$(21,871,933)	$14,316,075

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$281,792	$0	$	$281,792
Obligations of U.S. states and their political subdivisions	0	628,200	0		628,200
Foreign government bonds	0	272,738	724		273,462
U.S. corporate public securities	0	6,443,944	0		6,443,944
U.S. corporate private securities	0	3,573,269	243,460		3,816,729
Foreign corporate public securities	0	1,371,354	6,868		1,378,222
Foreign corporate private securities	0	3,509,162	257,168		3,766,330
Asset-backed securities(2)	0	1,421,852	20,502		1,442,354
Commercial mortgage-backed securities	0	573,930	84,222		658,152
Residential mortgage-backed securities	0	336,216	0		336,216
Subtotal	0	18,412,457	612,944		19,025,401
Market risk benefit assets(7)	0	0	1,393,237		1,393,237
Fixed maturities, trading	0	1,936,159	0		1,936,159
Equity securities	108,076	6,403	28,593		143,072
Short-term investments	0	81,215	16,945		98,160
Cash equivalents	0	1,432,182	0		1,432,182
Other invested assets(3)	4,223	7,680,827	0	(7,637,939)	47,111
Other assets	0	0	141,041		141,041
Receivables from parent and affiliates	0	148,075	0		148,075
Subtotal excluding separate account assets	112,299	29,697,318	2,192,760	(7,637,939)	24,364,438
Separate account assets(4)(5)	102,243	108,682,425	4,645		108,789,313
Total assets	$214,542	$138,379,743	$2,197,405	$(7,637,939)	$133,153,751
Market risk benefit liabilities(7)	$0	$0	$5,521,601	$	$5,521,601
Policyholders' account balances	0	0	3,502,096		3,502,096
Payables to parent and affiliates	0	18,653,159	0	(16,568,242)	2,084,917
Other liabilities(6)	899	(9,496)	0	(670)	(9,267)
Total liabilities	$899	$18,643,663	$9,023,697	$(16,568,912)	$11,099,347
(1)“Netting” amounts represent cash collateral of $(9,595) million and $(8,931) million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2023 and December 31, 2022, the fair values of such investments were $65 million and $69 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2023 and December 31, 2022, the fair value of such investments were $4,957 million and $5,262 million, respectively.
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

	September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$726,528	Discounted cash flow	Discount rate	8.23%	20%	12.16%	Decrease
		Liquidation	Liquidation value	63.62%	63.62%	63.62%	Increase
Market risk benefit assets(4)	$2,519,234	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.48%	2.10%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(4)	$4,371,178	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.48%	2.10%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$6,005,729	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.48%	2.15%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	6%	28%		Increase
			Option budget(11)	(1)%	6%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$408,494	Discounted cash flow	Discount rate	9.77%	20%	16.53%	Decrease
		Market Comparables	EBITDA multiples(3)	2.2 X	23.5 X	8.1 X	Increase
Market risk benefit assets(4)(12)	$1,393,237	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.50%	2.20%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Liabilities:
Market risk benefit liabilities(4)(12)	$5,521,601	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.50%	2.20%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(10)	$3,502,096	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.22%	2.26%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option budget(11)	(2)%	6%		Increase
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
(4)Market risk benefits primarily represent fair value for all living benefit guarantees including accumulation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(6)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company ("Ohio National"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for Ohio National, which may differ from that of the Company's; however, the NPR spreads for Ohio National were developed using a methodology similar to that of the Company.

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 81% and 77%, respectively. As of September 30, 2023 and December 31, 2022, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2023(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$701	$(15)	$0	$0	$0	$0	$0	$0	$0	$686	$(17)
Corporate securities(3)	721,247	(27,838)	182,465	(10,882)	0	(27,762)	(708)	117,152	(9,088)	944,586	(28,256)
Structured securities(4)	146,339	(3,871)	53,352	0	0	(339)	0	2,297	(7,600)	190,178	(3,836)
Other assets:
Fixed maturities, trading	0	18	0	0	0	0	707	0	0	725	18
Equity securities	43,374	(1,219)	2,531	0	0	0	0	0	0	44,686	(1,219)
Short-term investments	1,209	0	802	0	0	(1,427)	0	0	0	584	0
Other assets	217,613	25,539	33,850	0	0	(6,512)	0	0	0	270,490	19,028
Reinsurance recoverables	1,465	14,079	0	0	0	0	0	0	0	15,544	14,079
Separate account assets	4,982	(7)	1,049	(524)	0	0	0	0	0	5,500	(6)
Liabilities:
Policyholders' account balances(5)	(5,513,449)	(107,528)	0	0	(413,219)	0	28,467	0	0	(6,005,729)	(273,135)

	Three Months Ended September 30, 2023(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,048)	$0	$0	$(31,183)	$507	$(674)	$0	$0	$(31,435)
Other assets:
Fixed maturities, trading	0	18	0	0	0	0	18	0	0
Equity securities	0	(1,219)	0	0	0	0	(1,219)	0	0
Other assets	25,539	0	0	0	0	19,028	0	0	0
Reinsurance recoverables	14,079	0	0	0	0	14,079	0	0	0
Separate account assets	0	0	(7)	0	0	0	0	(6)	0
Liabilities:
Policyholders' account balances	(107,528)	0	0	0	0	(273,135)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(38)	$0	$0	$0	$0	$0	$0	$0	$686	$(46)
Corporate securities(3)	507,496	(20,639)	493,339	(39,721)	0	(104,604)	651	117,152	(9,088)	944,586	(21,842)
Structured securities(4)	104,724	(7,070)	200,659	(27)	0	(1,677)	0	4,537	(110,968)	190,178	(6,965)
Other assets:
Fixed maturities, trading	0	18	6,250	0	0	0	707	0	(6,250)	725	18
Equity securities	28,593	(2,030)	2,531	0	0	0	15,592	0	0	44,686	(2,030)
Short-term investments	16,945	2,573	3,490	0	0	(21,065)	(1,359)	0	0	584	51
Other assets	141,041	33,559	107,453	0	0	(11,563)	0	0	0	270,490	21,997
Reinsurance recoverables	0	15,544	0	0	0	0	0	0	0	15,544	15,544
Separate account assets	4,645	250	1,889	(1,124)	0	(160)	0	0	0	5,500	249
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(1,355,011)	0	0	(1,251,457)	0	102,835	0	0	(6,005,729)	(508,105)

	Nine Months Ended September 30, 2023(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,861)	$0	$0	$(26,743)	$857	$(2,693)	$0	$0	$(26,160)
Other assets:
Fixed maturities, trading	0	18	0	0	0	0	18	0	0
Equity securities	0	(2,030)	0	0	0	0	(2,030)	0	0
Short-term investments	1,857	0	0	(73)	789	0	0	0	51
Other assets	33,559	0	0	0	0	21,997	0	0	0
Reinsurance recoverables	15,544	0	0	0	0	15,544	0	0	0
Separate account assets	0	0	250	0	0	0	0	249	0
Liabilities:
Policyholders' account balances	(1,355,011)	0	0	0	0	(508,105)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$135	$88	$501	$0	$0	$0	$0	$0	$0	$724	$86
Corporate securities(3)	317,878	(7,376)	66,826	(11,975)	0	(54,455)	106,408	6,259	0	423,565	(6,546)
Structured securities(4)	123,288	(2,903)	28,250	0	0	(403)	0	0	(33,490)	114,742	(2,860)
Other assets:
Equity securities	29,783	(1,111)	0	0	0	0	0	0	0	28,672	(1,110)
Short-term investments	2,772	2	0	0	0	(5,876)	7,290	0	0	4,188	0
Other assets	75,858	56,595	(24,914)	0	0	(104)	0	0	0	107,435	56,700
Separate account assets	0	(46)	7,000	(3,000)	0	0	0	0	0	3,954	(46)
Liabilities:
Policyholders' account balances(5)	(3,427,667)	217,837	0	0	0	(433,009)	0	0	0	(3,642,839)	843,341

	Three Months Ended September 30, 2022(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$307	$0	$0	$(9,226)	$(1,272)	$491	$0	$0	$(9,811)
Other assets:
Equity securities	0	(1,111)	0	0	0	0	(1,110)	0	0
Short-term investments	0	0	0	0	2	0	0	0	0
Other assets	56,595	0	0	0	0	56,700	0	0	0
Separate account assets	0	0	(46)	0	0	0	0	(46)	0
Liabilities:
Policyholders' account balances	217,837	0	0	0	0	843,341	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$150	$73	$501	$0	$0	$0	$0	$0	$0	$724	$71
Corporate securities(3)	385,634	(56,596)	200,137	(24,363)	0	(87,790)	106,408	6,259	(106,124)	423,565	(53,687)
Structured securities(4)	173,944	(25,231)	61,740	0	0	(1,476)	0	0	(94,235)	114,742	(25,140)
Other assets:
Equity securities	12,472	(3,231)	10,000	(230)	0	0	9,661	0	0	28,672	(3,249)
Short-term investments	0	7	2,766	0	0	(5,930)	7,290	55	0	4,188	0
Other assets	72,937	60,932	(23,673)	0	0	(2,761)	0	0	0	107,435	63,692
Separate account assets	0	(46)	7,000	(3,000)	0	0	0	0	0	3,954	(46)
Liabilities:
Policyholders' account balances(5)	(3,245,773)	188,287	0	0	0	(824,375)	239,022	0	0	(3,642,839)	1,272,540

	Nine Months Ended September 30, 2022(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(16,505)	$0	$0	$(64,307)	$(942)	$(13,988)	$0	$0	$(64,768)
Other assets:
Equity securities	0	(3,231)	0	0	0	0	(3,249)	0	0
Short-term investments	0	0	0	0	7	0	0	0	0
Other assets	60,932	0	0	0	0	63,692	0	0	0
Separate account assets	0	0	(46)	0	0	0	0	(46)	0
Liabilities:
Policyholders' account balances	188,287	0	0	0	0	1,272,540	0	0	0
(1)"Other" largely represents non-cash moves related to novated variable indexed annuities under the reinsurance agreement with FLIAC. See Note 11 for more details regarding these transactions. In addition, for the prior year Policyholders' account balances represents an out of period adjustment related to certain portions of reinsurance activity that had been incorrectly recorded on the balance sheet during the fourth quarter of 2021.
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
(6)Effective January 1, 2021, Future policy benefits previously included in “Changes in Level 3 Assets and Liabilities” are now reported as Market Risk Benefits. See Note 10 for additional information.
(7)Excludes MRB assets of $2,519 million and $1,306 million and MRB liabilities of $4,371 million and $5,945 million for period ending September 30, 2023 and 2022, respectively. See Note 10 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements – The following tables represent information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3). For both the three and nine months ended September 30, 2023, there were no triggering events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Equity in earnings of operating joint venture, net of taxes
Investment in joint venture	$0	$0	$0	$(75,000)

	September 30, 2023	December 31, 2022
	(in thousands)
Carrying value after measurement as of period end:
Investment in joint venture(1)	$0	$60,456
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

	September 30, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$5,093,398	$5,093,398	$5,492,869
Policy loans	0	0	1,455,484	1,455,484	1,455,484
Short-term investments	45,002	0	0	45,002	45,002
Cash and cash equivalents	560,365	139,999	0	700,364	700,364
Accrued investment income	0	308,908	0	308,908	308,908
Reinsurance recoverables	0	0	22,899	22,899	24,942
Receivables from parent and affiliates	0	87,180	0	87,180	87,180
Other assets	0	89,142	1,378,029	1,467,171	1,467,171
Total assets	$605,367	$625,229	$7,949,810	$9,180,406	$9,581,920
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,017,396	$4,687,310	$5,704,706	$5,726,015
Cash collateral for loaned securities	0	184,001	0	184,001	184,001
Short-term debt to affiliates	0	297,280	0	297,280	304,317
Payables to parent and affiliates	0	31,254	0	31,254	31,254
Other liabilities	0	1,953,309	32,423	1,985,732	1,985,732
Total liabilities	$0	$3,483,240	$4,719,733	$8,202,973	$8,231,319

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$4,602,177	$4,602,177	$4,928,680
Policy loans	0	0	505,367	505,367	505,367
Short-term investments	26,331	0	0	26,331	26,331
Cash and cash equivalents	675,445	290,000	0	965,445	965,445
Accrued investment income	0	219,635	0	219,635	219,635
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	76,846	0	76,846	76,846
Other assets	0	94,200	730,682	824,882	824,882
Total assets	$701,776	$680,681	$5,863,353	$7,245,810	$7,574,369
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,192,271	$3,141,000	$4,333,271	$4,351,945
Cash collateral for loaned securities	0	86,750	0	86,750	86,750
Short-term debt to affiliates	0	120,325	0	120,325	126,250
Long-term debt to affiliates	0	173,905	0	173,905	185,563
Payables to parent and affiliates	0	41,654	0	41,654	41,654
Other liabilities	0	1,269,615	33,250	1,302,865	1,302,866
Total liabilities	$0	$2,884,520	$3,174,250	$6,058,770	$6,095,028
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
6.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Nine Months Ended September 30, 2023
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$102,251	$3,736,454	$648,837	$2,442,883	$6,930,425
Capitalization	77,409	180,239	114,860	412,902	785,410
Amortization expense	(15,270)	(245,590)	(47,256)	(90,768)	(398,884)
Other(1)	0	(393,385)	0	(12)	(393,397)
Balance, end of period	$164,390	$3,277,718	$716,441	$2,765,005	$6,923,554
(1) Other includes the impact of the reinsurance agreement with Ohio National. See Note 11 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$84,479	$3,806,733	$577,084	$2,561,011	$7,029,307
Capitalization	14,235	213,698	97,395	395,907	721,235
Amortization expense	(10,059)	(255,420)	(40,383)	(78,522)	(384,384)
Other(1)	0	0	(322)	(541,429)	(541,751)
Balance, end of period	$88,655	$3,765,011	$633,774	$2,336,967	$6,824,407
(1) Other includes the impact of the reinsurance agreement with Lotus Re.

Deferred Reinsurance Losses

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Nine Months Ended September 30, 2023
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$223,515	$69,378	$292,893
Amortization expense	(22,283)	(6,350)	(28,633)
Other	(8)	0	(8)
Balance, end of period	$201,224	$63,028	$264,252

	Nine Months Ended September 30, 2022
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$254,577	$78,426	$333,003
Amortization expense	(23,225)	(6,841)	(30,066)
Other	(8)	0	(8)
Balance, end of period	$231,344	$71,585	$302,929

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Reinsurance Gains

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Nine Months Ended September 30, 2023
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$57,898	$0	$1,434,958	$1,492,856
Amortization	(7,141)	(10,265)	(53,834)	(71,240)
Other(1)	28	277,133	0	277,161
Balance, end of period	$50,785	$266,868	$1,381,124	$1,698,777
(1) Other includes the impact of the reinsurance agreement with Ohio National. See Note 11 for additional information.

	Nine Months Ended September 30, 2022
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$78,138	$0	$174,598	$252,736
Amortization	(4,815)	0	(61,631)	(66,446)
Other(1)	(13,803)	0	1,340,312	1,326,509
Balance, end of period	$59,520	$0	$1,453,279	$1,512,799
(1) Includes $1,352 million deferred gain related to the reinsurance agreement with Lotus Re, entered into January 1, 2022.

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Nine Months Ended September 30,
	2023	2022
	Variable Annuities
	(in thousands)
Balance, beginning of period	$381,504	$414,619
Capitalization	2,053	751
Amortization expense	(23,881)	(25,546)
Other	(2)	0
Balance, end of period	$359,674	$389,824

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,439	$2,510
U.S. corporate securities	4,289	8,702
Foreign corporate securities	1,614	1,420
Mortgage-backed securities	177	276
Mutual funds:
Equity	64,287,893	67,144,660
Fixed Income	38,483,909	38,109,374
Other	3,777,729	3,441,016
Equity securities	83,292	49,260
Other invested assets	4,958,037	5,262,178
Short-term investments	9,688	1,237
Cash and cash equivalents	2,319	30,613
Total	$111,611,386	$114,051,246

For the nine months ended September 30, 2023 and year ended December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Nine Months Ended September 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,448	$22,265,798	$114,051,246
Deposits	327,045	2,013,783	2,340,828
Investment performance	4,080,782	2,022,446	6,103,228
Policy charges	(1,740,555)	(615,562)	(2,356,117)
Surrenders and withdrawals	(6,989,586)	(249,911)	(7,239,497)
Benefit payments	(57,037)	(158,198)	(215,235)
Net transfers (to) from general account(1)	(4,467)	(1,115,178)	(1,119,645)
Other	8,355	38,223	46,578
Balance, end of period	$87,409,985	$24,201,401	$111,611,386

Cash surrender value(2)	$86,152,668	$21,219,141	$107,371,809

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$123,977,624	$25,820,204	$149,797,828
Deposits	562,208	1,699,430	2,261,638
Investment performance	(26,283,957)	(5,354,052)	(31,638,009)
Policy charges	(1,929,880)	(570,639)	(2,500,519)
Surrenders and withdrawals	(6,480,743)	(274,650)	(6,755,393)
Benefit payments	(49,586)	(238,873)	(288,459)
Net transfers (to) from general account	(201,039)	(170,926)	(371,965)
Other	9,839	29,687	39,526
Balance, end of period	$89,604,466	$20,940,181	$110,544,647

Cash surrender value(2)	$87,929,884	$18,336,152	$106,266,036

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

	Nine Months Ended September 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of assumption update	(790)	0	(790)
Effect of actual variances from expected experience and other activity	(144,504)	(1,257)	(145,761)
Adjusted balance, beginning of period	11,321,396	(1,257)	11,320,139
Issuances	512,379	28,889	541,268
Net premiums / considerations collected	(1,008,159)	(27,632)	(1,035,791)
Interest accrual	391,662	0	391,662
Balance at original discount rate, end of period	11,217,278	0	11,217,278
Effect of cumulative changes in discount rate assumptions, end of period	(939,494)	0	(939,494)
Balance, end of period	$10,277,784	$0	$10,277,784

	Nine Months Ended September 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,034	24,876	986,910
Balance at original discount rate, beginning of period	18,797,285	229,603	19,026,888
Effect of assumption update	(1,044)	0	(1,044)
Effect of actual variances from expected experience and other activity	(191,864)	6,793	(185,071)
Adjusted balance, beginning of period	18,604,377	236,396	18,840,773
Issuances	512,379	28,889	541,268
Interest accrual	670,905	6,300	677,205
Benefit payments	(1,019,151)	(25,504)	(1,044,655)
Other adjustments	2,845	(84)	2,761
Balance at original discount rate, end of period	18,771,355	245,997	19,017,352
Effect of cumulative changes in discount rate assumptions, end of period	(1,767,981)	(34,327)	(1,802,308)
Balance, end of period	$17,003,374	$211,670	$17,215,044
Other, end of period			1,838
Total balance, end of period			$17,216,882

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$6,725,590	$211,670	$6,937,260
Flooring impact, end of period	1,773	0	1,773
Balance, end of period, post-flooring	6,727,363	211,670	6,939,033
Less: Reinsurance recoverable	6,241,505	17,097	6,258,602
Balance after reinsurance recoverable, end of period, post-flooring	$485,858	$194,573	$680,431

	Nine Months Ended September 30, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$12,485,056	$0	$12,485,056
Effect of cumulative changes in discount rate assumptions, beginning of period	(1,826,120)	0	(1,826,120)
Balance at original discount rate, beginning of period	10,658,936	0	10,658,936
Effect of assumption update	1,295,294	0	1,295,294
Effect of actual variances from expected experience and other activity	(86,611)	(1,032)	(87,643)
Adjusted balance, beginning of period	11,867,619	(1,032)	11,866,587
Issuances	317,058	23,787	340,845
Net premiums / considerations collected	(1,000,325)	(22,755)	(1,023,080)
Interest accrual	392,917	0	392,917
Balance at original discount rate, end of period	11,577,269	0	11,577,269
Effect of cumulative changes in discount rate assumptions, end of period	(751,597)	0	(751,597)
Balance, end of period	$10,825,672	$0	$10,825,672

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$20,937,097	$237,065	$21,174,162
Effect of cumulative changes in discount rate assumptions, beginning of period	(3,607,275)	(16,704)	(3,623,979)
Balance at original discount rate, beginning of period	17,329,822	220,361	17,550,183
Effect of assumption update	1,756,995	0	1,756,995
Effect of actual variances from expected experience and other activity	(171,967)	(1,489)	(173,456)
Adjusted balance, beginning of period	18,914,850	218,872	19,133,722
Issuances	317,058	23,787	340,845
Interest accrual	664,008	5,798	669,806
Benefit payments	(1,046,082)	(20,263)	(1,066,345)
Other adjustments	3,692	(285)	3,407
Balance at original discount rate, end of period	18,853,526	227,909	19,081,435
Effect of cumulative changes in discount rate assumptions, end of period	(1,370,645)	(28,806)	(1,399,451)
Balance, end of period	$17,482,881	$199,103	$17,681,984
Other, end of period			2,186
Total balance, end of period			$17,684,170

	Nine Months Ended September 30, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, post-flooring	$6,657,281	$199,103	$6,856,384
Less: Reinsurance recoverable	6,293,473	16,408	6,309,881
Balance after reinsurance recoverable, end of period, post-flooring	$363,808	$182,695	$546,503
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Nine Months Ended September 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,914,391	$0
Discounted expected future gross premiums (at original discount rate)	$15,083,578	$0
Discounted expected future gross premiums (at current discount rate)	$13,840,343	$0
Undiscounted expected future benefits and expenses	$29,147,479	$328,212
Interest accrual	$279,242	$6,300
Gross premiums	$1,351,460	$32,677
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.18%	3.62%
Weighted-average interest rate (at current discount rate)	6.02%	5.95%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$22,344,548	$0
Discounted expected future gross premiums (at original discount rate)	$15,403,622	$0
Discounted expected future gross premiums (at current discount rate)	$14,404,899	$0
Undiscounted expected future benefits and expenses	$29,477,887	$303,385
Interest accrual	$271,091	$5,798
Gross premiums	$1,379,044	$25,058
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.26%	3.55%
Weighted-average interest rate (at current discount rate)	5.67%	5.58%
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

In the first nine months of 2023, there was a $35 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $34 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In the first nine months of 2022, there was a $99 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $97 million gain, reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in the first nine months of 2022 is primarily due to unfavorable assumption updates related to individual term life products.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Nine Months Ended September 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$18,193	$15,765
Effect of actual variances from expected experience and other activity	(6,924)	834
Adjusted balance, beginning of period	11,269	16,599
Profits deferred	4,834	2,173
Interest accrual	423	444
Amortization	(1,647)	(1,424)
Other adjustments	(11)	(25)
Balance, end of period	14,868	17,767
Less: Reinsurance recoverable	1,435	1,710
Balance after reinsurance recoverable	$13,433	$16,057

The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Nine Months Ended September 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Revenue(1)	$3,325	$(2,002)
Interest accrual	423	444
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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$12,664,445	$11,660,527
Flooring impact and amounts in AOCI	1,269,237	(896,930)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	13,933,682	10,763,597
Effect of assumption update	22,910	2,197,592
Effect of actual variances from expected experience and other activity	(12,611)	(215,658)
Adjusted balance, beginning of period	13,943,981	12,745,531
Assessments collected(1)	828,657	738,061
Interest accrual	360,309	318,069
Benefits paid	(219,784)	(131,667)
Balance, excluding amounts in AOCI, end of period, pre-flooring	14,913,163	13,669,994
Flooring impact and amounts in AOCI	(1,714,686)	(1,576,731)
Balance, including amounts in AOCI, end of period, post-flooring	13,198,477	12,093,263
Less: Reinsurance recoverable	12,979,687	11,902,756
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$218,790	$190,507
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Interest accrual	$360,309	$318,069
Gross assessments	$1,168,206	$1,020,763
Weighted-average duration of the liability in years (at original discount rate)	22	23
Weighted-average interest rate (at original discount rate)	3.36%	3.38%

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

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$6,939,033	$6,856,384
Deferred profit liability, end of period, post-flooring	14,868	17,767
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	13,198,477	12,093,263
Subtotal of amounts disclosed above	20,152,378	18,967,414
Other Future policy benefits reserves(1)	1,104,756	1,036,278
Total Future policy benefits	$21,257,134	$20,003,692
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Nine Months Ended September 30, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,351,460	$0	$32,677	$1,384,137
Deferred profit liability	0	0	3,325	3,325
Additional insurance reserves	0	1,168,206	0	1,168,206
Total	$1,351,460	$1,168,206	$36,002	$2,555,668

	Nine Months Ended September 30, 2022
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,379,044	$0	$25,058	$1,404,102
Deferred profit liability	0	0	(2,002)	(2,002)
Additional insurance reserves	0	1,020,763	0	1,020,763
Total	$1,379,044	$1,020,763	$23,056	$2,422,863
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for deferred profit liability and "Gross assessments" for additional insurance reserves.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$279,242	$0	$6,300	$285,542
Deferred profit liability	0	0	423	423
Additional insurance reserves	0	360,309	0	360,309
Total	$279,242	$360,309	$6,723	$646,274

	Nine Months Ended September 30, 2022
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$271,091	$0	$5,798	$276,889
Deferred profit liability	0	0	444	444
Additional insurance reserves	0	318,069	0	318,069
Total	$271,091	$318,069	$6,242	$595,402

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balance of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,824	$16,432,032	$18,736,365	$38,744,221
Deposits	1,801,985	3,439,562	1,543,230	6,784,777
Interest credited	73,763	194,853	415,843	684,459
Policy charges	(5,683)	(16,564)	(1,357,363)	(1,379,610)
Surrenders and withdrawals	(161,929)	(351,475)	(579,913)	(1,093,317)
Benefit payments	(37,459)	(22,285)	(62,055)	(121,799)
Net transfers (to) from separate account(1)	0	4,467	1,115,178	1,119,645
Change in market value and other adjustments(2)	81,544	1,095,144	76,107	1,252,795
Balance, end of period	5,328,045	20,775,734	19,887,392	45,991,171
Less: Reinsurance and other recoverables(3)	22,276	495,506	12,859,492	13,377,274
Policyholders' account balance net of reinsurance and other recoverables	$5,305,769	$20,280,228	$7,027,900	$32,613,897
Unearned revenue reserve				3,568,084
Other				102,815
Total Policyholders' account balance				$49,662,070

Weighted-average crediting rate	2.21%	1.40%	2.87%	2.15%
Net amount at risk(4)	$12	$0	$318,075,705	$318,075,717
Cash surrender value(5)	$4,491,679	$17,981,713	$18,517,769	$40,991,161

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.
(2) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(3) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders' account balances gross liability.
(4) The net amount at risk calculation includes both general and separate account balances.
(5) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

	Nine Months Ended September 30, 2022
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,005,867	$11,465,411	$18,762,548	$33,233,826
Deposits	352,985	3,742,495	1,624,685	5,720,165
Interest credited	38,232	120,516	435,694	594,442
Policy charges	(3,393)	(2,343)	(1,343,735)	(1,349,471)
Surrenders and withdrawals	(44,124)	(182,878)	(597,867)	(824,869)
Benefit payments	(68,319)	(28,907)	(76,017)	(173,243)
Net transfers (to) from separate account	0	201,039	170,926	371,965
Change in market value and other adjustments(1)	(97,166)	559,351	(278,141)	184,044
Balance, end of period	3,184,082	15,874,684	18,698,093	37,756,859
Less: Reinsurance and other recoverables(2)	4,664	328,079	12,970,107	13,302,850
Policyholders' account balance net of reinsurance and other recoverables	$3,179,418	$15,546,605	$5,727,986	$24,454,009
Unearned revenue reserve				2,896,790
Other				98,896
Total Policyholders' account balance				$40,752,545

Weighted-average crediting rate	1.65%	1.18%	3.10%	2.23%
Net amount at risk(3)	$235	$0	$300,033,962	$300,034,197
Cash surrender value(4)	$2,617,105	$12,395,474	$17,084,598	$32,097,177

(1) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(3) The net amount at risk calculation includes both general and separate account balances.
(4) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$85	$188	$430	$20,481	$21,184
1.00% - 1.99%	497,237	74,579	237,130	82,040	890,986
2.00% - 2.99%	280,760	469,123	319,721	12,466	1,082,070
3.00% - 4.00%	31,048	0	0	0	31,048
Greater than 4.00%	0	0	0	0	0
Total	$809,130	$543,890	$557,281	$114,987	$2,025,288
Variable Annuities
Less than 1.00%	$944,205	$821,295	$18,262	$2	$1,783,764
1.00% - 1.99%	221,831	2,113	1,086	0	225,030
2.00% - 2.99%	26,319	4,332	2,979	0	33,630
3.00% - 4.00%	956,761	3,416	0	0	960,177
Greater than 4.00%	2,027	0	0	0	2,027
Total	$2,151,143	$831,156	$22,327	$2	$3,004,628
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$217,003	$217,003
1.00% - 1.99%	185,341	0	2,528,250	572,113	3,285,704
2.00% - 2.99%	27,536	1,418,150	2,778,586	268,998	4,493,270
3.00% - 4.00%	4,008,791	2,241,159	1,114,429	0	7,364,379
Greater than 4.00%	2,147,756	0	0	0	2,147,756
Total	$6,369,424	$3,659,309	$6,421,265	$1,058,114	$17,508,112

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2022
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	520,312	66,011	127,370	48,257	761,950
2.00% - 2.99%	212,983	0	0	0	212,983
3.00% - 4.00%	40,381	0	0	0	40,381
Greater than 4.00%	0	0	0	0	0
Total	$773,676	$66,011	$127,370	$48,257	$1,015,314
Variable Annuities
Less than 1.00%	$1,034,346	$869,636	$18,847	$2	$1,922,831
1.00% - 1.99%	247,033	2,223	339	0	249,595
2.00% - 2.99%	29,299	63	0	0	29,362
3.00% - 4.00%	1,110,933	0	0	0	1,110,933
Greater than 4.00%	2,167	0	0	0	2,167
Total	$2,423,778	$871,922	$19,186	$2	$3,314,888
Variable Life / Universal Life
Less than 1.00%	$14,603	$0	$0	$0	$14,603
1.00% - 1.99%	323,385	0	733,182	2,014,152	3,070,719
2.00% - 2.99%	8,479	3,540	2,405,601	2,003,691	4,421,311
3.00% - 4.00%	4,559,965	11,551	2,316,936	139,908	7,028,360
Greater than 4.00%	2,085,177	0	0	0	2,085,177
Total	$6,991,609	$15,091	$5,455,719	$4,157,751	$16,620,170

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve

The balances of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30,
	2023	2022
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$3,067,336	$2,398,788
Unearned revenue	612,196	594,026
Amortization expense	(111,353)	(96,077)
Other adjustments	(95)	53
Balance, end of period	3,568,084	2,896,790
Less: Reinsurance recoverables	1,656,299	1,498,140
Unearned revenue reserve net of reinsurance recoverables	$1,911,785	$1,398,650

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	878,381	(179,211)	699,170
Claims paid	(62,128)	5,903	(56,225)
Interest accrual	235,979	(38,016)	197,963
Actual in force different from expected	52,753	(6,588)	46,165
Effect of changes in interest rates	(2,869,989)	484,168	(2,385,821)
Effect of changes in equity markets	(940,654)	90,742	(849,912)
Effect of assumption update	330,769	(54,067)	276,702
Issuances	21,271	8,206	29,477
Other adjustments(1)	(17,436)	(638,198)	(655,634)
Effect of changes in current period counterparty non-performance risk	0	(75,594)	(75,594)
Balance, end of period, before effect of changes in non-performance risk	3,907,481	(824,916)	3,082,565
Effect of cumulative changes in non-performance risk	(1,230,621)	0	(1,230,621)
Balance, end of period	$2,676,860	$(824,916)	$1,851,944

	Nine Months Ended September 30, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$8,884,362	$(906,484)	$7,977,878
Effect of cumulative changes in non-performance risk	287,605	0	287,605
Balance, beginning of period, before effect of changes in non-performance risk	9,171,967	(906,484)	8,265,483
Attributed fees collected	958,638	(113,016)	845,622
Claims paid	(36,684)	1,567	(35,117)
Interest accrual	71,646	(6,801)	64,845
Actual in force different from expected	77,474	(6,817)	70,657
Effect of changes in interest rates	(6,853,674)	715,370	(6,138,304)
Effect of changes in equity markets	3,966,792	(416,593)	3,550,199
Effect of assumption update	(160,596)	23,170	(137,426)
Effect of changes in current period counterparty non-performance risk	0	226,717	226,717
Balance, end of period, before effect of changes in non-performance risk	7,195,563	(482,887)	6,712,676
Effect of cumulative changes in non-performance risk	(2,073,958)	0	(2,073,958)
Balance, end of period	$5,121,605	$(482,887)	$4,638,718
(1)    Other adjustments for September 30, 2023 primarily includes $638 million related to the reinsurance transaction with Ohio National. See Note 11 for additional information.

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

The following table presents accompanying information to the rollforward table above.

	September 30, 2023	September 30, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$12,504,440	$14,124,120
Weighted-average attained age of contractholders	70	69
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reconciles MRB asset and liability positions as of the following dates:

	September 30, 2023	September 30, 2022
	Variable Annuities
	(in thousands)
Market risk benefit assets	$2,519,234	$1,306,404
Market risk benefit liabilities	4,371,178	5,945,122
Net liability	$1,851,944	$4,638,718

11.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), Gibraltar Universal Life Reinsurance Company ("GUL Re"), Dryden Arizona Reinsurance Term Company (“DART”), Lotus Re, and PALAC, a former subsidiary of Prudential Financial that was sold to Fortitude on April 1, 2022, which is discussed in Note 1. The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily YRT and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

"Change in value of market risk benefits, net of related hedging gain (loss)" include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities within the PLNJ business to Prudential Insurance. These reinsurance agreements are market risk benefits and have been accounted for in the same manner. See Note 4 for additional information related to the accounting for market risk benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables(1)	$36,860,011	$37,096,562
Policy loans	(1,073,903)	(1,011,112)
Deferred policy acquisition costs(1)	(3,236,759)	(3,343,270)
Deferred sales inducements(1)	(36,080)	(38,146)
Market risk benefit assets(1)	1,108,690	543,177
Other assets(1)	1,851,596	1,146,794
Policyholders’ account balances(1)	6,026,901	7,157,639
Future policy benefits(1)	6,672,884	6,320,863
Market risk benefit liabilities(1)	286,622	120,916
Other liabilities(1)	4,039,544	2,891,433
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Deferred policy acquisition costs(1)	$74,341	$111,379
Market risk benefit assets(1)	757,038	64,738
Other assets	1,745,370	1,034,000
Policyholders’ account balances(1)	1,823,542	2,771,961
Future policy benefits	159	0
Market risk benefit liabilities(1)	149,460	40,731
Other liabilities	1,793,934	820,185
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
The deposit assets on reinsurance totaled $1,601 million and $828 million at September 30, 2023 and December 31, 2022, respectively. The funds withheld liabilities totaled $1,398 million and $705 million at September 30, 2023 and December 31, 2022, respectively.

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2023	December 31, 2022(1)
	(in thousands)
PAR U	$15,272,691	$15,051,337
PURC	7,169,637	6,928,950
PARCC	2,237,002	2,437,589
GUL Re	3,096,035	3,124,697
PAR Term	1,902,278	2,040,599
Prudential Insurance	1,112,606	986,013
Term Re	1,829,064	1,830,197
Lotus Re	2,034,218	1,952,215
DART	604,117	578,462
Unaffiliated	1,602,363	2,166,503
Total reinsurance recoverables	$36,860,011	$37,096,562
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Premiums:
Direct(1)	$457,967	$462,478	$1,396,506	$1,406,822
Assumed	32	(2,653)	(90)	(10,730)
Ceded(1)	(372,859)	(398,109)	(1,144,655)	(1,210,547)
Net premiums(1)	85,140	61,716	251,761	185,545
Policy charges and fee income:
Direct(1)	753,291	746,814	2,238,266	2,295,350
Assumed(1)	151,927	149,564	453,006	455,114
Ceded(1)	(558,737)	(526,432)	(1,594,764)	(1,892,583)
Net policy charges and fee income(1)	346,481	369,946	1,096,508	857,881
Net investment income:
Direct	463,070	226,827	1,216,154	617,818
Assumed	338	349	1,024	1,167
Ceded	(2,544)	(16,414)	(13,789)	(36,795)
Net investment income	460,864	210,762	1,203,389	582,190
Asset administration fees:
Direct	81,422	84,959	242,730	271,071
Assumed	0	0	0	0
Ceded	(24,668)	(16,405)	(64,986)	(51,495)
Net asset administration fees	56,754	68,554	177,744	219,576
Other income (loss):
Direct	(89,144)	(181,634)	216,247	(855,885)
Assumed	116	3,059	(233)	550
Ceded(1)	25,473	17,168	70,736	60,206
Net Other income (loss)(1)	(63,555)	(161,407)	286,750	(795,129)
Realized investment gains (losses), net:
Direct(1)	(492,184)	(44,847)	(826,822)	1,080,351
Assumed(1)	(31,544)	122,364	189,400	(363,266)
Ceded(1)	55,472	19,754	56,181	93,686
Realized investment gains (losses), net(1)	(468,256)	97,271	(581,241)	810,771
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	(54,544)	29,320	152,660	(698,317)
Assumed(1)	283	0	(3,160)	0
Ceded(1)	(193,210)	(109,398)	(415,656)	(537,098)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	(247,471)	(80,078)	(266,156)	(1,235,415)
Policyholders’ benefits (including change in reserves):
Direct(1)	912,588	880,240	2,639,868	2,460,564
Assumed(1)	336,300	289,093	985,635	868,301
Ceded(1)	(1,103,479)	(1,081,648)	(3,227,951)	(2,961,322)
Net policyholders’ benefits (including change in reserves)(1)	145,409	87,685	397,552	367,543

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in estimates of liability for future policy benefits:
Direct(1)	(44,155)	(69,944)	(61,510)	1,748,781
Assumed(1)	(17,580)	(12,640)	8,071	676,754
Ceded(1)	68,300	79,649	54,469	(2,382,670)
Net change in estimates of liability for future policy benefits(1)	6,565	(2,935)	1,030	42,865
Interest credited to policyholders’ account balances:
Direct(1)	228,399	259,175	666,947	593,160
Assumed	33,602	(52,300)	100,065	49,803
Ceded(1)	(98,927)	(109,226)	(299,900)	(324,377)
Net interest credited to policyholders’ account balances(1)	163,074	97,649	467,112	318,586
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(57,368)	146,690	(280,393)	(71,962)
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022(1)	2023	2022(1)
	(in thousands)
Premiums:
Assumed(2)	$32	$(2,653)	$(100)	$(16,061)
Ceded(2)	(13,942)	(10,036)	(47,319)	(32,606)

Policy charges and fee income:
Assumed	460	1,929	1,383	13,350
Ceded	(39,143)	(21,196)	(101,419)	(59,453)

Net investment income:
Ceded	10,109	(4,122)	23,022	195

Asset administration fees:
Ceded	(7,464)	0	(15,204)	0

Other income (loss):
Assumed	185	3,059	(53)	549
Ceded	7,887	1,622	17,540	1,622

Realized investment gains (losses), net:
Assumed	(31,544)	122,365	189,400	(159,280)
Ceded(2)	41,007	19,601	40,378	92,377

Change in value of market risk benefits, net of related hedging gain (loss):
Assumed(2)	283	0	(3,160)	0
Ceded(2)	(70,693)	(20,174)	(150,791)	(106,676)

Policyholders’ benefits (including change in reserves):
Assumed	265	587	545	1,941
Ceded(2)	(42,655)	(18,206)	(106,475)	(61,248)

Change in estimates of liability for future policy benefits:
Ceded	(1,407)	0	(1,823)	(6,594)

Interest credited to policyholders’ account balances:
Assumed	3,651	(83,932)	8,750	(86,713)
Ceded	85	0	0	0
(1)Prior period has been reclassified to conform to the current period presentation.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of September 30, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$1,115,174,542	$1,089,504,288
Assumed gross life insurance face amount in force	35,824,627	36,865,826
Reinsurance ceded	(1,010,577,960)	(1,010,441,444)
Net life insurance face amount in force	$140,421,209	$115,928,670

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

Prudential Insurance

The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. This agreement was terminated for new business effective January 1, 2020, with certain new business (primarily universal life policies) terminated as early as 2017. The Company now reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, certain term life insurance policies were recaptured and subsequently reinsured to PARCC and PAR Term as noted above. As of January 1, 2022, most of the variable life insurance policies were recaptured resulting in a $305 million loss recorded through "Policy charges and fee income." Those policies were then reinsured to Lotus Re as mentioned below.

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

FLIAC

Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of its indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, "Reinsurance recoverables" includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of September 30, 2023, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block.

Union Hamilton

Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton Reinsurance Ltd. ("Union Hamilton"). This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2023, $2.3 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(8.3) million, or (18.34)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first nine months of 2023, compared to $(350.2) million, or 27.28%, in the first nine months of 2022. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(20,007)	$(1,474,475)	$119,368	$1,365,049	$(10,065)
Change in OCI before reclassifications	431	(482,272)	73,321	(497,289)	(905,809)
Amounts reclassified from AOCI	0	(17,746)	0	0	(17,746)
Income tax benefit (expense)	(51)	105,037	(15,396)	104,431	194,021
Balance, September 30, 2023	$(19,627)	$(1,869,456)	$177,293	$972,191	$(739,599)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(11,274)	$306,331	$(125,809)	$227,206	$396,454
Change in OCI before reclassifications	(11,519)	(2,552,163)	346,865	1,786,353	(430,464)
Amounts reclassified from AOCI	0	(55,886)	0	0	(55,886)
Income tax benefit (expense)	1,357	547,513	(72,842)	(375,135)	100,893
Balance, September 30, 2022	$(21,436)	$(1,754,205)	$148,214	$1,638,424	$10,997

(1)Includes cash flow hedges of $94 million and $40 million as of September 30, 2023 and December 31, 2022, respectively, and $228 million and $40 million as of September 30, 2022 and December 31, 2021, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$29,156	$68,800	$34,900	$125,212
Net unrealized investment gains (losses) on available-for-sale securities	(8,931)	(5,888)	(17,154)	(69,326)
Total net unrealized investment gains (losses)(4)	20,225	62,912	17,746	55,886
Total reclassifications for the period	$20,225	$62,912	$17,746	$55,886

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2022	$4,371	$(2,161,026)	$(1,198,422)	$1,488,679	$391,923	$(1,474,475)
Net investment gains (losses) on investments arising during the period	(5,723)	(618,777)	0	0	131,182	(493,318)
Reclassification adjustment for (gains) losses included in net income	(269)	(17,477)	0	0	3,731	(14,015)
Reclassification due to allowance for credit losses recorded during the period	2,363	(2,363)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(432,798)	575,026	(29,876)	112,352
Balance, September 30, 2023	$742	$(2,799,643)	$(1,631,220)	$2,063,705	$496,960	$(1,869,456)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. The expense charged to the Company for the deferred compensation program was $1.0 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $4.4 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and $10 million and $14 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $4 million for both the three months ended September 30, 2023 and 2022, and $11 million for both the nine months ended September 30, 2023 and 2022.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and $6 million and $7 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $153 million and $139 million for the three months ended September 30, 2023 and 2022, respectively, and $440 million and $471 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $31 million and $24 million for the three months ended September 30, 2023 and 2022, respectively, and $104 million and $58 million for the nine months ended September 30, 2023 and 2022, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,857 million and $4,512 million at September 30, 2023 and December 31, 2022, respectively. Fees related to these COLI policies were $13 million for both the three months ended September 30, 2023 and 2022, and $38 million and $40 million for the nine months ended September 30, 2023 and 2022, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of September 30, 2023. Interest income related to the policy loan was $10 million and $15 million for the three months and nine months ended September 30, 2023, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $14 million and $11 million for the three months ended September 30, 2023 and 2022, respectively, and $39 million and $29 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

The interest income to the Company from PGF related to affiliated cash collateral was $132 million for the three months ended September 30, 2023, and $363 million for the nine months ended September 30, 2023.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $710 million and $606 million of investments in joint ventures as of September 30, 2023 and December 31, 2022, respectively. "Net investment income" related to these ventures includes gains(losses) of $6 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $2 million and $21 million for the nine months ended September 30, 2023 and 2022, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $69 million and $74 million for the three months ended September 30, 2023 and 2022, respectively, and $208 million and $237 million for the nine months ended September 30, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $10 million and $9 million for the three months ended September 30, 2023 and 2022, respectively, and $28 million for both the nine months ended September 30, 2023 and 2022. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2023 and December 31, 2022 were as follows:

	Maturity Dates			Interest Rates			September 30, 2023	December 31, 2022
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2027	0.00%	-	14.85%	$144,698	$148,076
Total notes receivable - affiliated(1)							$144,698	$148,076

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

Accrued interest receivable related to these loans was $0.3 million and $1.0 million at September 30, 2023 and December 31, 2022, respectively, and is included in “Other assets”. Revenues related to these loans were $0 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $2 million and $3 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at September 30, 2023 and December 31, 2022 were as follows:

	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.83%	$71,335	$72,225

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0.5 million for both the September 30, 2023 and December 31, 2022, and is included in "Accrued investment income". Revenues were $2 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $5 million and $3 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PALAC	January 2022	Purchase	Fixed Maturities	$4,432	$4,432	$0	$0
PALAC	January 2022	Purchase	Derivatives	$404	$404	$0	$0
PALAC	February 2022	Purchase	Fixed Maturities	$128,909	$128,909	$0	$0
PAR U	April 2022	Purchase	Fixed Maturities	$48,970	$48,970	$0	$0
Prudential Insurance	May 2022	Purchase	Fixed Maturities	$233,426	$241,128	$6,085	$0
Prudential Insurance	June 2022	Purchase	Fixed Maturities	$88,754	$81,216	$(5,955)	$0
Prudential Insurance	June 2022	Transfer In	Fixed Maturities	$52,089	$45,031	$(5,577)	$0
Prudential Insurance	June 2022	Transfer Out	Fixed Maturities	$48,786	$58,984	$(8,057)	$0
PAR U	June 2022	Purchase	Commercial Mortgage and Other Loans	$6,492	$6,492	$0	$0
PAR U	June 2022	Sale	Commercial Mortgage and Other Loans	$14,853	$15,725	$0	$(872)
GUL Re	June 2022	Purchase	Commercial Mortgage and Other Loans	$13,551	$13,551	$0	$0
GUL Re	June 2022	Sale	Commercial Mortgage and Other Loans	$8,692	$9,033	$0	$(341)
PURC	June 2022	Purchase	Commercial Mortgage and Other Loans	$4,403	$4,403	$0	$0
Prudential Insurance	July 2022	Transfer In	Fixed Maturities	$6,319	$7,230	$719	$0
PAR U	July 2022	Purchase	Fixed Maturities	$16,284	$16,284	$0	$0
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$155,823	$139,712	$(12,728)	$0
Vantage Casualty Insurance Co	September 2022	Purchase	Fixed Maturities	$3,497	$3,497	$0	$0
WH Warehouse Ltd	October 2022	Sale	Fixed Maturities	$26,536	$26,388	$0	$148
PAR U	November 2022	Purchase	Fixed Maturities	$91,051	$91,051	$0	$0
Prudential Insurance	December 2022	Purchase	Fixed Maturities	$67,477	$71,369	$3,075	$0
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0
PURC	April 2023	Purchase	Fixed Maturities	$102,804	$102,804	$0	$0
Term Re	June 2023	Purchase	Fixed Maturities	$115,573	$115,573	$0	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,298	$4,443	$114	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,394	$4,494	$80	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$19,453	$19,203	$(198)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$502	$0
Prudential Insurance	September 2023	Purchase	Fixed Maturities	$15,880	$15,801	$(62)	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term and long-term debt to affiliates as of September 30, 2023 and December 31, 2022:

Affiliate	Date Issued	Amount of Notes - September 30, 2023	Amount of Notes - December 31, 2022	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$94,318	$96,666	4.39%	12/15/2023
Prudential Insurance	8/13/2021	28,295	29,000	4.39%	12/15/2023
Prudential Insurance	8/13/2021	95,634	97,665	3.95%	6/20/2024
Prudential Insurance	8/13/2021	38,253	39,066	3.95%	6/20/2024
Prudential Insurance	8/13/2021	47,817	48,832	3.95%	6/20/2024
Prudential Funding LLC	12/28/2022	0	138	4.73%	1/31/2023
Prudential Funding LLC	12/29/2022	0	62	4.73%	1/31/2023
Prudential Funding LLC	12/30/2022	0	384	4.73%	1/31/2023
Total Loans Payable to Affiliates		$304,317	$311,813

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $5 million and $(32) million for the three months ended September 30, 2023 and 2022, respectively, and $10 million and $(37) million for the nine months ended September 30, 2023 and 2022, respectively.

Contributed Capital and Dividends

In February 2023, the Company received a capital contribution in the amount of $405 million from Prudential Insurance. In March, June and September 2022, the Company received capital contributions in the amount of $8 million, $3 million and $7 million, respectively, from Prudential Insurance.

In June and September 2023, there was $300 million and $650 million return of capital, respectively, to Prudential Insurance.

Through September 2023 and December 2022, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2023 and December 31, 2022, the outstanding balances on these commitments were $506 million and $333 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. There were $0.1 million and $0.0 million changes in allowance for the three months ended September 30, 2023 and 2022, respectively, and $0.0 million for both the nine months ended September 30, 2023 and 2022. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2023 and December 31, 2022, $1,279 million and $582 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2023 or 2022.

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

Since 2001, the Company entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, the Company has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. The Company has a liability of $32 million and $33 million as of September 30, 2023 and December 31, 2022, respectively, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities and Individual Life

Moreland, Socorro v. PICA, et al.

In September 2023, the court issued an Order denying plaintiff’s class certification motion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2023, compared with December 31, 2022, and its consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the MD&A and the restated audited Consolidated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders.

In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life policies to the Prudential Universal Reinsurance Entity Company (“PURE”), a newly formed wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”), with retrocession by PURE of such liabilities, on a modified coinsurance basis, to Somerset Re. The deal is subject to receipt of regulatory approvals and the satisfaction of customary closing conditions. We will continue to manage financing related to Guideline AXXX reserves for the business reinsured to Somerset Re; as a result, we anticipate changes to our current captive financing arrangements upon closing of the reinsurance transaction, including an increase in the amount of financing related to Guideline AXXX reserves. See “—Liquidity and Capital Resources—Liquidity—Term and Universal Life Reserve Financing” below for discussion of our current captive financing arrangements.

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

Regulatory Developments

Interest Maintenance Reserves. In August 2023, the National Association of Insurance Commissioners (“NAIC”) adopted a temporary change in the statutory accounting treatment of net negative interest maintenance reserves (“IMR”) that permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s risk-based capital (“RBC”) ratio remains above 300% of its Authorized Control Level RBC. This change is currently scheduled to expire on January 1, 2026.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.4% near-term mean reversion equity expected rate of return.

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

Changes in Financial Position

Total assets increased $6.4 billion from $193.5 billion at December 31, 2022 to $199.9 billion at September 30, 2023. Significant components were:
•Total investments increased $7.1 billion driven by new sales of general account annuity products and policy loans from variable life contracts, partially offset by mark to market losses on investments primarily due to rising interest rates; and
•Separate account assets decreased $2.5 billion primarily driven by net outflows including separate account transfers to fund variable life contract policy loans, partially offset by favorable equity market performance.
Total liabilities increased $7.7 billion from $188.4 billion at December 31, 2022 to $196.1 billion at September 30, 2023. Significant components were:
•Policyholder account balances increased $7.8 billion primarily driven by incremental indexed product sales and separate account transfers to fund variable life contract policy loans; and
•Separate account liabilities decreased $2.5 billion corresponding to the decrease in separate account assets, as discussed above.
Total equity decreased $1.2 billion from $5.0 billion at December 31, 2022 to $3.8 billion at September 30, 2023 mainly due to unrealized losses on investments due to rising rates and return of capital, partially offset by earnings during the year.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $562 million from income of $13 million for the three months ended September 30, 2022 to a loss of $549 million for the three months ended September 30, 2023 primarily driven by:
•Lower Realized investments gains (losses), net driven by changes in interest rates; and
•Higher loss in Change in value of market risk benefits net of related hedging gain (loss) due to interest and equity market changes.
Partially offset by:
•Higher Other income mainly due to higher trading gains and collateral income reflecting changes in interest rates.

Nine Months Comparison

Income (loss) from operations before income taxes increased $1,329 million from a loss of $1,284 million for the nine months ended September 30, 2022 to income of $45 million for the nine months ended September 30, 2023. The impact from our annual reviews and update of assumptions and other refinements was a net loss of $354 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $1,683 million primarily driven by:
•Higher gain in Change in value of market risk benefits, net of related hedge gain (loss) due to net losses from 2022 driven by market volatility in prior year;
•Higher Other income (loss) mainly due to significant trading losses in prior year and increase in collateral income reflecting changes in interest rates; and
•Higher Policy charges and fee income is driven by the absence of the 2022 fee paid to Prudential Insurance for the recapture of the yearly renewable term reinsurance for most of the Company's variable life insurance policies.
Partially offset by:
•Lower Realized investments gains (losses), net driven by changes in interest rates.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues decreased $397 million from $567 million for the three months ended September 30, 2022 to $170 million for the three months ended September 30, 2023 primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $165 million from $554 million for the three months ended September 30, 2022 to $719 million for the three months ended September 30, 2023 primarily driven by:
•Higher Interest credited to policyholders’ account balances due to growth in variable indexed annuities;
•Higher Policyholders' benefits from business growth driving an increase in reserves and benefit expenses, net of reinsurance; and
•Higher General, administrative and other expenses due to higher interest expense.

Nine Months Comparison
Revenues increased $1,544 million from $625 million for the nine months ended September 30, 2022 to $2,169 million for the nine months ended September 30, 2023. This includes an unfavorable comparative decrease of $403 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual review and update of assumptions and other refinements, revenues increased $1,947 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $214 million from $1,909 million for the nine months ended September 30, 2022 to $2,123 million for the nine months ended September 30, 2023. This includes a favorable comparative decrease of $49 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $263 million primarily driven by:
•Higher Interest credited to policyholders’ account balances due to growth in variable indexed annuities; and
•Higher General, administrative and other expenses due to higher interest expense.
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
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 1 of the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in force traditional variable annuity block was completed, as discussed in Note 1.
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
The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. In addition, the reinsurance of business or the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For information regarding the NAIC’s August 2023 adoption of changes to the treatment of negative interest maintenance reserves, see “Regulatory Developments” above.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2023 and December 31, 2022, the Company had liquid assets of $28,578 million and $23,627 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2,111 million and $2,522 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $21,762 million, or 91%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of both September 30, 2023 and December 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $16,050 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $14,070 million of surplus notes was outstanding. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of September 30, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $2,800 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $2,100 million relates to Guideline AXXX reserves. In addition, as of September 30, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2023, there have been no material changes in our exposure to market risk from December 31, 2022, a description of which may be found in our restated Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the year ended December 31, 2022, included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pruco Life Insurance Company

By:	/s/ Elizabeth Dietrich
Name:	Elizabeth Dietrich
Vice President, Chief Financial Officer and Chief Accounting Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 9, 2023