Form 10-K
period 2023-12-31
PRUCO LIFE INSURANCE CO
filed 2024-03-20
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 20, 2024, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2023.
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
In May 2023, the Company entered into an agreement with AuguStar Life Insurance Company (formerly known as The Ohio National Life Insurance Company), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 11 to the Consolidated Financial Statements for additional information.
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
Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. See Note 11 to the Consolidated Financial Statements for additional information regarding this reinsurance arrangement.

The Company sells variable annuities, indexed variable annuities and fixed annuities, variable life, term life and universal life insurance primarily through affiliated and unaffiliated distributors in the United States.

Products
Annuities
We offer a variety of products to serve different retirement needs and goals:

Indexed Variable Annuities
•The Prudential FlexGuard® Premium Deferred Index-Linked and Variable Annuity, offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual minimums and maximums, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a Return of Purchase Payment ("ROP") death benefit at no additional charge.
•The Prudential FlexGuard® Income Single Premium Deferred Index-Linked and Indexed Variable Annuity, launched in 2021, offers similar investment and crediting features as The Prudential FlexGuard® product, with focus on income protection by providing a protected income benefit for an additional fee. Crediting strategies are limited during the income phase.

Fixed Annuities
•Prudential PruSecure® Fixed Index Annuity, Prudential SurePath® Fixed Index Annuity and Prudential SurePath® Income Fixed Index Annuity, all single premium fixed indexed annuities, offer flexibility to allocate account balances between an index-based strategy and a fixed rate strategy. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years for PruSecure® and 1 or 3 years for SurePath® and SurePath® Income), subject to certain contractual minimums and maximums. The fixed rate strategy, not associated with an index, offers a guaranteed growth at a set interest rate for one year and can be renewed annually. Additionally, SurePath® Income offers a benefit that provides for guaranteed lifetime withdrawal payments.
•The Prudential Fixed Annuity with Daily Advantage Income Benefit® (“DAI”), a single premium fixed annuity, provides principal protection as well as a guaranteed lifetime withdrawal income payment for an additional fee. The lifetime income amount increases daily without exposure to the equity market until the contractholder begins taking withdrawals.

Life Insurance
We offer a variety of products, consisting of base contracts and riders (such as our accelerated death benefit rider), that serve different protection needs and goals, including:
Variable Life - permanent coverage for life with potential to accumulate policy cash value based on underlying investment options
•Our variable life policies offer flexibility in payment options and the potential to accumulate cash value through a suite of underlying investment options or a fixed rate option.
•Indexed variable life policies provide index-linked investment options (index strategies) in addition to a suite of underlying investment options or a fixed rate option. Index strategies credit interest to the cash value that is linked to, but not an investment in, the performance of an external index, subject to certain parameters such as cap, step, participation, and buffer rates, as well as contractual minimums/maximums.

Term Life - coverage for a specified number of years with a guaranteed tax-advantaged death benefit
•Most of our term life policies offer an income tax-free death benefit and guaranteed premiums that will stay the same during the level-premium period.
•Most of our term life policies also offer a conversion option that allows the policyholder to convert the policy into a permanent policy that can potentially cover the insured for life.

Universal Life - permanent coverage for life with the potential to accumulate policy cash value
•Our universal life policies offer flexibility in payment options and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company, subject to contractual minimums.
•Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index subject to certain cap and participation rates as well as contractual minimums/maximums.

Other
•Final Expense Insurance - a whole life product that provides coverage in smaller face amounts, typically used for funeral expenses.

Annuities Products (continued)
Fixed Annuities
•The Prudential WealthGuardSM Multi-Year Guaranteed Annuity ("MYGA"), a single premium fixed rate deferred annuity launched in August 2023, provides tax-deferred growth and guaranteed rate of return over an initial guaranteed rate period (i.e., 3, 5, or 7 years).
•Prudential SimplyIncomeSM Single Premium Immediate Annuity, a single premium immediate group annuity available within an employer-based retirement plan that provides guaranteed income payments.

Traditional Variable Annuities
•The Prudential Premier® Investment Variable Annuity ("PPI") offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder's beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•The Prudential MyRock® Advisor Variable Annuity, a fee-based variable annuity that offers an optional Dynamic Income Benefit ("IB") rider that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit or an ROP death benefit. Both the IB and the ROP are available for an additional fee.

Other
•Third-Party Stable Value Bank Owned Life Insurance ("BOLI") Contract - Wrap of assets backing a third-party BOLI Contract, which earns fee revenue in exchange for a guaranteed minimum interest rate.

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
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization. (In August 2023,the Company and LPL Financial Holdings Inc. (“LPL”) announced a strategic relationship, through which the Company will move retail brokerage and investment advisory assets from Prudential Advisors’ current third-party custodian to LPL, and leverage LPL’s broker-dealer and registered investment advisory services. The transition is expected to be completed in the latter part of 2024, subject to receipt of regulatory approval and other conditions).

We primarily distribute our individual life products through the following four channels:
•Third-party distribution through:
◦Independent brokers
◦Banks and wirehouses; and
◦General agencies and producer groups
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.
•Assurance IQ, which distributes proprietary simplified products consisting of term life and final expense insurance (as well as other third-party life, health, and financial wellness solutions) directly to retail shoppers primarily through its digital and agent channels
•Direct-to-Consumer through:
◦Prudential.com, a digital platform that provides distribution of our simplified products online.
◦Personal Advisory Group, Prudential’s sales desk where customers can speak to an agent via phone to fulfill their insurance or investment needs.

Revenues and Profitability
Our revenues primarily come in the form of:
•Fee income from asset management fees and service fees, which represent administrative service and distribution fees from many of our proprietary and non-proprietary mutual funds. The asset management fees are determined as a percentage of the average assets allocated to our proprietary mutual funds in our variable annuity and variable universal life products (net of sub-advisory expenses related to non-proprietary sub-advisors).
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

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on our assumptions of future:
•An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•Assumptions regarding investment returns and contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.
•Our life-related product assumptions of future mortality and morbidity, policyholder behavior, interest rates and investment returns, expenses, premium payment patterns, performance and cost of ceded reinsurance, separate account fund performance and product-generated tax deductions.

Competition
We are among the industry’s largest providers of individual annuities and we compete with many providers of retirement savings and accumulation products, including large, well established insurance and financial services companies, and private equity firms. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

In our life insurance business, we compete with many large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition and financial strength. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

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

We entered into a reinsurance agreement with a third-party reinsurer that grants us the ability to reinsure a portion of our fixed indexed annuity products (specifically PruSecure® and SurePath®), which includes the business assumed from FLIAC. Under generally accepted accounting principles in the United States of America ("U.S. GAAP"), this agreement is accounted for under deposit accounting. For additional information on our reinsurance agreements see Note 11 to the Consolidated Financial Statements.

For policies sold through 2017, we have reinsured the majority of our mortality risk which generally have maximum retained mortality risk amount of $100,000. For the new business going forward, Pruco Life retains the mortality risk not ceded to third-party or affiliated reinsurers, which may be up to $20 million on a single life and then down to $10 million per life for new business starting in 2020. See Note 11 to the Consolidated Financial Statements for more information related to these reinsurance arrangements.

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
•Privacy, Data Protection and Cybersecurity Regulation
•Anti-Money Laundering and Anti-Bribery Laws
•Unclaimed Property Laws
•Taxation
•International and Global Regulatory Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. Under Dodd-Frank, the Financial Stability Oversight Council (“FSOC” or the “Council”) may designate a financial company as a non-bank systemically important financial institution (a “SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) if the FSOC determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. In November 2023, the FSOC adopted revisions to SIFI designation guidance and the accompanying analytical framework for assessing risks from companies and activities, which will make it easier to designate financial companies as SIFIs going forward. Prudential is not currently designated as a SIFI.

We cannot predict what actions the FSOC will take with respect to designating Prudential or whether interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will impact the Company.

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Prudential Financial's insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where Prudential Financial may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, Prudential Financial becomes subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect Prudential Financial’s ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

Fiduciary Rules and Other Standards of Care

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, including, among others, the U.S. Department of Labor (“DOL”) fiduciary rule, the Securities and Exchange Commission (“SEC”) Regulation Best Interest, and the National Association of Insurance Commissioners (“NAIC”) and Japanese Financial Services Agency (“FSA”) Standard of Care regulations.

DOL Fiduciary Rule

The DOL “fiduciary” rule is a set of regulations establishing a uniform standard of care for investment professionals who provide advice to retirement savers. The rule is designed to ensure that investment professionals who are “fiduciaries” under the rule act in the best interest of their clients. The rule provides, among other things, that fiduciaries may not recommend investments that they own or in which they have a financial interest. The rule also requires fiduciaries to provide clients with certain information about their investment recommendations, including information about fees and risks. Compliance with the DOL fiduciary rule has resulted in increased costs, in particular in the Prudential Advisors distribution system.

In October 2023, the DOL released a proposed regulation titled “Retirement Security Rule: Definition of an Investment Advice Fiduciary” and proposed amendments to several prohibited transaction exemptions. These proposals, if adopted, would expand the criteria for determining who would be an “Investment Advice Fiduciary” and force most “Investment Advice Fiduciaries” to comply with Prohibited Transaction Exemption 2020-02 for fee and affiliated investment conflicts.

SEC Regulation Best Interest

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

NAIC Standard of Care

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation provides that the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting.

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

Group-Wide Supervision

The New Jersey Department of Banking and Insurance ("NJDOBI") acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups (“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In 2023, AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, concluded a global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2021, with no reportable findings or statutory violations.

•Group Capital Calculation. The NAIC has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks within and across insurance groups.

•College of Supervisors. Several of our domestic and foreign regulators participate in an annual supervisory college facilitated by NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of the Company’s risk profile.

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

The RBC framework is subject to periodic reexamination or revision. Due to the ongoing nature of the NAIC's activities regarding RBC, we cannot determine the ultimate timing of proposed changes or their impact to the Company.

Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. Development of the new Generator is ongoing, and the NAIC expects implementation to occur no earlier than 2025. We cannot predict what impact a new Generator may ultimately have on our businesses.

Insurance Reserves. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving ("PBR") approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. PBR will not affect reserves for policies in force prior to January 1, 2017. We use captive reinsurance subsidiaries to finance the portion of statutory reserves for term and universal life policies that we consider to be non-economic for policies written prior to the implementation of PBR. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources Capital Financing Activities Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing. The NAIC is developing a PBR framework for non-variable (fixed) annuity products in the accumulation and payout phases.

Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

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

•Reinsurance. In August 2021, the NAIC adopted a limit on YRT reserve credits (Amendment Proposed Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year-ended December 31, 2021. The amendment allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022.

Interest Maintenance Reserve. In August 2023, the NAIC adopted a temporary change in the statutory accounting treatment of net negative interest maintenance reserves (“IMR”) that permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s RBC ratio remains above 300% of its Authorized Control Level RBC. This change is currently scheduled to expire on January 1, 2026.

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

SECURE Act

The Setting Every Community up for Retirement Enhancement (“SECURE”), enacted in 2020, together with SECURE 2.0, which was enacted in 2022 as part of the 2023 Consolidated Appropriations Act (collectively, the "SECURE Act"), is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals and removing the age cap for making Individual Retirement Account ("IRA") contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products.

Derivatives Regulation

Prudential Financial and its subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency, equity market and other exposures. Dodd-Frank established a framework for regulation of the over-the-counter derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements. Affiliated swaps entered into between Prudential Financial subsidiaries are generally exempt from most of these requirements.

We continue to monitor regulatory developments and the potential hedging cost impacts of margin requirements, and increased capital requirements for derivatives transactions. Additionally, the need to post cash and certain collateral may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy, Data Protection and Cybersecurity Regulation

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
•require oversight of third-parties that have access to, and handle, personal or confidential information;
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

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the U.K,'s Data Protection Act 2018, confer additional privacy rights on individuals in the E.U. and U.K. and establish significant penalties for violations. The E.U.’s Digital Operational Resilience Act came in force in January 2023 and will be effective from January 2025. Internationally, a number of countries such as Brazil, India, and Japan have enacted GDPR-like regulations, while others, such as Argentina, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws and amendments to the Gramm-Leach-Bliley Act of 1999 took effect in June 2023. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. The California Privacy Rights Act (the “CPRA”), which became operative in January 2023 and amends the CCPA, imposes additional rights and obligations including expanding consumers rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additional states, such as Colorado, Connecticut, Utah, and Virginia have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA, some of which became effective in 2023.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a regulation similar to the NAIC effective March 2017, and in November 2023, finalized amendments taking effect from December 2023 through November 2025 to expand their cybersecurity regulation. Other states have either implemented the NAIC Insurance Data Security Model Law or are anticipated to implement it or similar laws in the near future. In February 2023, the NAIC released updated model privacy legislation that expressly supersedes the NAIC Insurance Information and Privacy Protection Model Act #670 and the Privacy of Consumer Financial and Health Information Regulation #672, with states beginning to adopt the updated model law in 2024.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. For additional information on our cybersecurity risk management and governance, see “Cybersecurity.”

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

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 16 to the Consolidated Financial Statements.

Taxation

U.S. Taxation

Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”) and certain tax credits. The applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company's tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 12 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), among other provisions, imposes a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income. Prudential Financial and the controlled group of corporations of which the Company is a member has determined that it is an "applicable corporation" to determine if CAMT exceeds the regular federal income tax payable. Prudential Financial has amended its Tax Allocation Agreement, which covers all insurance companies within the US consolidated tax group, to allocate all impacts of the CAMT solely to Prudential Financial. Accordingly, none of the insurance companies in the Prudential Group will be subject to any CAMT impact for reporting purposes.

U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. The Tax Act of 2017 did not change these rules, though it is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. The general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company, depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products. Such legislation could be in the form of a direct change to the tax favored aspects of life insurance, retirement savings or annuities, or an indirect change, such as a wealth tax or mark to market tax structure, which could make holding our products less attractive.

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

The profitability of any particular product is significantly dependent on the unique characteristics of the product and our ability to continue to generate taxable income, which is taken into consideration when pricing a product and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing, increase our tax expense or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

International and Global Regulatory Initiatives

The Group of Twenty nations ("G20"), the Financial Stability Board ("FSB") and related bodies have developed proposals to address issues such as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, climate-related financial risks, and a host of related issues. The International Association of Insurance Supervisors ("IAIS"), the global standard setting body for the insurance sector contributes to the work of G20 and FSB through the development of standards that are intended to promote effective and globally consistent supervision and maintain fair, safe and stable insurance markets. As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the standards it develops. However, the Company and its businesses could become subject to them if they were adopted by their respective regulators, which could impact the manner in which Prudential Financial deploys its capital, structures and manages its businesses, and otherwise operates both within the U.S. and abroad.

Human Capital Resources
The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 15 to the Consolidated Financial Statements.
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

Overview
The Company uses an integrated risk management framework to manage and oversee its risks. The Company’s risks include investment, insurance, market, liquidity, operational, and model risk as well as strategic risks that may cause the Company’s core business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory and technological changes and other external factors. The Company's risks are further discussed below.
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
Investment risk may result from: (1) economic conditions; (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace; (3) volatility; (4) credit spread changes; (5) benchmark interest rate changes; and (6) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 5 to the Consolidated Financial Statements.
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

Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance treaties may also be used to further strategic goals of the Company by facilitating the acquisition or divestiture of a block of business if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses will depend on current market conditions and the feasibility (dependent on the complexity) and time requirement of entering a replacement transaction with a new counterparty. Highly bespoke transactions (e.g. strategic reinsurance) may not be replicable with any degree of certainty. Losses are likely to be higher under stressed conditions.
Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets with less price transparency include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower-than-expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.
Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality, morbidity, and policyholder behavior assumptions. We provide a variety of insurance products, on both an individual and group basis, that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher-than-expected surrenders, withdrawals or claims, our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to fund surrenders, withdrawals or claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities”.
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:
•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations,) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk that could emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected.
•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings, adverse publicity or economic conditions. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

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
Derivative instruments that we use to hedge and manage interest rate and equity market risks associated with our products and businesses, and other risks might not perform as intended or expected resulting in higher-than-expected realized losses and stresses on liquidity and/or regulatory capital. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.
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

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our liability and surplus benchmarks; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.
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
We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in "Realized investment gains (losses), net" on the Consolidated Statements of Operations, whereas changes in the fair value of assets are recorded in "Accumulated other comprehensive income".
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
An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of significant changes to how the Company operates, including organizational changes and transformation efforts underway that increase execution risk.
Operational Risk Types
•People - Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.
•Processes - Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices; improper administration of our products.
•Technology - Failures during the development and implementation of new systems; systems failures.
•External Events - External crime; cyber-attack; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.
•Legal and Regulatory - Legal and regulatory compliance failures.
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
Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 16 to the Consolidated Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 16 to the Consolidated Financial Statements. We may become subject to additional regulatory and legal actions in the future.

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
•Insider threats;
•Physical infrastructure outages; and
•Workforce unavailability resulting from any of the above events, among others.
We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and continuing availability of data we use to run our businesses and service our customers. These systems, and any available backups, may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control.
Further, we face the risk of operational and technology failures experienced by others, including clearing agents, exchanges and other financial intermediaries and vendors and other third-parties to which we outsource the provision of services or business operations.
We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to the financial services sector and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. Risks related to cyber-attack arise in various areas, including:
•Protecting sensitive information is a constant need; however, some risks cannot be fully mitigated using administrative, technological, or physical controls, or otherwise.
•Employees, customers, third-party service providers on whom we rely, or other users of our systems continue to be a key avenue for malicious external parties to gain access to our network, systems, data, or that of our customers. Many attacks leverage social engineering schemes (such as phishing, vishing, or smishing) to coax an internal user to click on a malicious attachment or link to introduce malware into companies’ systems or steal the user’s username and password. Such social engineering schemes are becoming increasingly sophisticated and may involve emerging technologies such as deepfakes. Senior-level executives are increasingly becoming the targets of such attacks. Fraudulent schemes to solicit information via call centers, remote help desks and interactive voice response systems continue to increase in both volume and sophistication.
•Cyber-attacks involving the encryption and/or threat to disclose personal or confidential information (i.e., ransomware) or disruptions of communications (i.e., denial of service) for the purposes of, among other things, extortion or other motives persist and are on the rise.
•Financial services companies and their third-party service providers (including their downstream service providers) are increasingly being targeted by hackers and fraudulent actors seeking to monetize personal or confidential information to extort money, or for other malicious purposes. Such campaigns have targeted online applications and services.
•Nation-state sponsored or affiliated organizations are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens, businesses and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including conflicts in Europe and the Middle East, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.

•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. Even if the malicious actors are discovered quickly, it could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully contain the malicious actors, remediate and recover.
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or circumvent controls or safeguards for unauthorized purposes.

•We rely on third-parties to provide services, as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have become subject to security breaches, including as a result of their failure to perform in accordance with their contractual obligations.
•Hardware, software or applications developed by, obtained from, or implemented in accordance with specifications provided by third-parties may contain vulnerabilities in design, maintenance or manufacturing that could be exploited to compromise the Company’s information security.
•Continuing use of remote or flexible work arrangements, including remote access tools and mobile technology (including use of personal devices), have expanded potential attack surfaces.
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of artificial intelligence (“AI”), increase our information security risks and exposure.

The development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third-parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third-parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third-parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose the Company to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknowable, however, specific risks relating to AI and Generative AI could include, among others:

•Reputational Damage: Malicious actors could use AI to create deepfakes of the Company's executives or manipulate financial documents, leading to loss of customer trust and significant reputational damage. Moreover, the use of AI trained on inaccurate data sets could result in inaccurate or biased decisions.
•Fraudulent Activity: AI could be used to create forged documents or impersonate individuals to commit financial fraud, leading to financial losses and regulatory scrutiny.
•Misinformation and Disinformation: The ability to generate realistic and convincing synthetic media could be used to spread misinformation and disinformation, impacting public opinion and undermining trust in the financial system.
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns and potentially violating data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. We have experienced cybersecurity events resulting in, among other things the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, and compliance efforts. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, and the amount of insurance may not be adequate.

Third-parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third-parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of sales personnel who are generally compensated based on commissions.  The third-party distributing firms are rarely dedicated to us exclusively and may frequently recommend and/or market products of our competitors.  Accordingly, we must compete for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, regulators have been clear with expectations that product manufacturers retain significant sales practices accountability.

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

See Note 16 to the Consolidated Financial Statements for additional information regarding litigation and regulatory matters relating to the distribution of products.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.
Model Risk
As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. Because models are used across the Company, model risk impacts all risk types. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Furthermore, model risk will be elevated during periods of transformation or due to new or changing laws or regulations.
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
•Privacy, data, artificial intelligence and cybersecurity regulation.
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
•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us. The credit rating agencies also evaluate the industry as a whole and may change our credit rating based on their overall view of our industry. In addition, a sovereign downgrade could result in a downgrade of Pruco Life.
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

•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
•A change in market conditions, such as higher inflation and higher interest rates, like we have seen since 2022, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
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

Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy

Because of the size and scope of our business, we are subject to numerous and evolving cybersecurity risks, any of which, if it materializes, could affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors Operational Risk” for a discussion of such risks.

Cybersecurity risk management is integrated within our risk management framework. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for additional information on our risk management. We conduct risk identification through several processes at the business unit, corporate, senior management, and Board levels. This framework includes escalation points to Prudential's risk committees, allowing cyber risk and control matters to be elevated to the Board of Directors or its Audit Committee for oversight.

In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed an information security program designed to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company. This information security program provides for the coordination of various corporate functions and governance groups, including global technology, risk, legal, compliance and corporate audit, and serves as a framework for the execution of responsibilities across businesses and operational roles. Among other things, the information security program establishes security standards for our technological resources and includes training for employees, contractors and third-parties. Employees with access to our Company’s systems are subject to comprehensive annual training on responsible information security, data security, and cybersecurity practices and how to protect data against cyber threats.

As part of the information security program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader security community and monitor cyber threat information.

To address risks associated with third-parties, Prudential Financial has established an enterprise-wide Third-Party Risk Management Program. This program’s features include, among other things, identifying, assessing and managing cybersecurity risks throughout the life of our third-party relationships.

We also maintain an incident response plan, which specifies escalation and evaluation processes for cyber events. This plan is executed in close coordination with our corporate functions, including a dedicated cyber and privacy law function, external affairs, and risk management, and is designed to ensure, among other things, appropriate and timely reporting and disclosure.

During the period covered by this Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors Operational Risk” for a discussion of risks related to cybersecurity.

Governance

Prudential Financial's information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Chief Information Officer (“CIO”). We believe that Prudential Financial's employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company's material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques, including intrusion detection, malware analysis and penetration testing. The CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. The CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional.

Prudential Financial's Audit Committee of the Board of Directors which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the CIO and Operational Risk Management throughout the year. At least annually, Prudential Financial's Board and the Audit Committee also receive updates about the results of program reviews, including exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential Financial's annual external integrated audit.

Prudential Financial's Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board of Directors also receives periodic briefings on cyber threats in order to enhance our directors’ literacy on cyber issues.
Item 2.  Properties
Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 15 to the Consolidated Financial Statements.
Item 3.  Legal Proceedings
See Note 16 to the Consolidated Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.
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
Overview
The Company sells variable annuities, indexed variable annuities, fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.
In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life ("GUL") policies to the Prudential Universal Reinsurance Entity Company (“PURE”), a newly formed wholly-owned subsidiary of Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities, on a modified coinsurance basis, to Somerset Re. The deal is subject to the satisfaction of customary closing conditions. We will continue to manage financing related to Guideline AXXX reserves for the business reinsured to Somerset Re; as a result, we anticipate changes to our current captive financing arrangements upon closing of the reinsurance transaction, including an increase in the amount of financing related to Guideline AXXX reserves. See “Liquidity and Capital Resources Liquidity Term and Universal Life Reserve Financing” below for discussion of our current captive financing arrangements.
In May 2023, the Company entered into an agreement with AuguStar Life Insurance Company (formerly known as The Ohio National Life Insurance Company), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 11 to the Consolidated Financial Statements for additional information.
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
Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC (previously named PALAC) under which the Company assumed all of its variable indexed annuities, fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. See Note 11 to the Consolidated Financial Statements for more details.
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
Financial and Economic Environment. Interest rates in the U.S. experienced a prolonged period of historically low levels, followed by a sharp rise in 2022 and sustained higher levels in 2023. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our business from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Risk Factors".
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
•insurance reserve levels, including market risk benefits ("MRBs"), and market experience true-ups;
•policyholder behavior, including surrender or withdrawal activity; and
•product offerings, design features, crediting rates and sales mix.
For additional information regarding interest rate risks, see "Risk Factors—Market Risk".

Accounting Policies & Pronouncements
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews the estimates and assumptions used in the preparation of the Company's financial statements. If management determines that modifications to assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Consolidated Financial Statements could change significantly. See Note 1 to the Consolidated Financial Statements for additional information.
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
•For some long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability is based on the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow projections are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow projections, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cashflows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead.
•For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.
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
We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend.
The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher-than-expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.
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

The following paragraph provides additional details about the reserves we have established:
The reserves for future policy benefits as of December 31, 2023, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining these expected future benefits and expenses include mortality, lapse, and investment yield assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.
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
Market Risk Benefits
Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gain (loss)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRBs will go through net income. The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $670 million and $740 million, respectively, and an increase and a decrease to net income of $170 million and $195 million, respectively. For additional information regarding the valuation of these MRB features, see Note 5 to the Consolidated Financial Statements.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2023 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$(5)
Decrease by 25 basis points	$0
Long-term equity expected rate of return:
Increase by 50 basis points	$0
Decrease by 50 basis points	$0
Mortality:
Increase by 1%	$65
Decrease by 1%	$(65)
Lapse(2):
Increase by 10%	$180
Decrease by 10%	$(180)
(1)    MRB impact reflects the net impact of MRB assets and liabilities prior to hedging.
(2)    Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

Valuation of Investments, Including Derivatives, Measurement of Allowance for Credit Losses, and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, market volatility, expected returns, and liquidity. Derivative financial instruments that are generally used include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:
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
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. For our investments classified as trading and equity securities, the impact of changes in fair value is recorded within “Other income (loss)”. Our commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses.

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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2023 "Income tax expense (benefit)" of $5 million.
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
Adoption of New Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company and had a significant financial impact on the Consolidated Financial Statements and disclosures. See Note 1 for additional information.

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

Changes in Financial Position
2023 to 2022 Annual Comparison
Total assets increased $19.8 billion from $193.5 billion at December 31, 2022 to $213.3 billion at December 31, 2023. Significant components were:
•Total investments increased $11.2 billion driven by new sales of general account annuity products and policy loans from variable life contracts; and
•Separate account assets increased $5.1 billion primarily driven by favorable equity market performance, partially offset by net outflows and policy charges.
Total liabilities increased $20.4 billion from $188.4 billion at December 31, 2022 to $208.8 billion at December 31, 2023. Significant components were:
•Policyholder account balances increased $11.1 billion primarily driven by incremental indexed product sales and separate account transfers to fund variable life contract policy loans; and
•Separate account liabilities increased $5.1 billion, corresponding to the increase in Separate account assets, as discussed above.
Total equity decreased $0.5 billion mainly due to net returns of capital, partially offset by earnings during the year.
Results of Operations
Income (loss) from Operations before Income Taxes
2023 to 2022 Annual Comparison
Income (loss) from operations before income taxes improved $1,479 million from a loss of $987 million in 2022 to a gain of $492 million in 2023. This includes an unfavorable comparative net loss of $354 million from our annual reviews and update of assumptions and other refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, income increased $1,833 million primarily driven by:
•Higher gain in Net Investment Income due to higher market rates and net business growth by incremental indexed product sales;
•Lower loss in Change in value of market risk benefits, net of related hedge gain (loss) due to net losses in 2022 driven by equity market depreciation in prior year;
•Favorable change in Other income (loss) mainly due to significant trading losses in 2022 and an increase in collateral income in 2023 due to changes in interest rates; and
•Higher Policy charges and fee income driven by the absence of the 2022 fee paid to Prudential Insurance for the recapture of the yearly renewable term reinsurance for most of the Company's variable life insurance policies.
Partially offset by:
•Lower Realized investments gains (losses), net driven by changes in equity and interest rate derivatives.

Revenues, Benefits and Expenses
2023 to 2022 Annual Comparison
Revenues increased $1,693 million from $1,648 million in 2022 to $3,341 million in 2023. This includes an unfavorable comparative net decrease of $403 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, the increase was $2,096 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $214 million from $2,635 million in 2022 to $2,849 million in 2023. This includes a favorable comparative net decrease of $49 million from our annual reviews of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the increase was $263 million primarily driven by:
•Higher Interest credited to policyholders’ account balances due to growth in variable indexed annuities.

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

Fixed Annuity Risks and Risk Mitigants. Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of its fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. The primary risk exposure of these fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For information on our external reinsurance agreements, see Note 11 to the Consolidated Financial Statements.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our annuity guarantees. The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof. For our Prudential Defined Income variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and OTC equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes. As part of our periodic review of our variable annuities ALM strategy, and in accordance with our Risk Appetite Framework (“RAF”), the Company simplified its hedging approach in the first quarter of 2023 and collapsed the aggregate amount of equity hedging into one program.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the MRB liability these assets support. These differences can be primarily attributed to two distinct areas:
• Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in the fair value of the derivative instruments and fixed income instruments designated as trading, and MRB, excluding the changes in the Company’s NPR spreads, are immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.
•General hedge results. For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the MRBs we are hedging) may be impacted by a number of factors, including: cash flow timing differences between our hedging instruments and the corresponding portion of the MRBs we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the MRBs that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the MRBs we seek to hedge.
Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2023, 2022 and 2021, and the reported income tax expense (benefit) are provided in the following table:

	Years Ended December 31,
	2023	2022	2021
	($ in millions)
Expected federal income tax expense (benefit) at federal statutory rate(1)	$103	$(208)	$(392)
Non-taxable investment income	(43)	(46)	(49)
Tax credits	(43)	(48)	(37)
Changes in tax law	0	0	(4)
State tax (net of federal benefit)	12	4	4
Other	0	2	3
Reported income tax expense (benefit)	$29	$(296)	$(475)
Effective tax rate(1)	6.0%	29.9%	25.4%
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint ventures." Our effective tax rate for fiscal years 2023, 2022 and 2021 was 6.0%, 29.9% and 25.4%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 12 to the Consolidated Financial Statements.

Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2023, 2022 and 2021. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
For additional information regarding income tax related items, see “Business—Regulation” and Note 12 to the Consolidated Financial Statements.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2023 and 2022, the Company had liquid assets of $32.3 billion and $23.6 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $2.5 billion and $2.5 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2023, $23.9 billion, or 91%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

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
As of December 31, 2023, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $15,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $13,820 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $16,050 million, of which $14,070 million was outstanding as of December 31, 2022. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.
As of December 31, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of December 31, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.
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
For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see “Item 1A. Risk Factors” above. For additional information regarding our liquidity and capital resources, which may be impacted by changing market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.
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
•Asset/liability management;
•Stress scenario testing;
•Hedging programs and affiliated reinsurance; and
•Risk management governance, including policies, limits, and a committee that oversees investment and market risk.
Market Risk Mitigation
Risk mitigation takes three primary forms:
•Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
•Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities business, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.
•Management of portfolio concentration risk. For example, ongoing monitoring and management of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.
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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2023 and 2022. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2023			December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$28,928	$(1,773)		$20,962	$(1,077)
Policy loans		1,473	0		505	0
Commercial mortgage and other loans		5,918	(240)		4,602	(96)
Derivatives:
Futures	$1,752	4	152	$3,302	4	148
Swaps	183,388	(11,460)	(1,612)	158,650	(9,986)	(1,774)
Options	78,986	(733)	(175)	33,556	(975)	245
Forwards	2,203	(13)	0	1,469	(11)	0
Synthetic GICs	311	0	0	0	0	0
Indexed universal life contracts		(1,223)	169		(880)	143
Indexed annuity contracts		(6,467)	(652)		(2,622)	(457)
Total embedded derivatives(2)		(7,690)	(483)		(3,502)	(314)
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		6,353	4		4,333	5
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		7,729	632		7,130	631
Market risk benefits(5)		3,695	2,048		4,551	2,356
Net estimated potential gain (loss)			$(1,447)			$124

(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value” and “Fixed maturities, trading, at fair value.” Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes approximately $62 billion and $51 billion as of December 31, 2023 and 2022, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(4)Changes in fair value of benefit reserves (traditional and limited-payment contracts) are included in AOCI.
(5)Amounts reported gross of reinsurance.

Under U.S. GAAP, the fair value of the MRBs and embedded derivatives for certain features associated with indexed universal life, and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding the key estimates and assumptions used in our determination of fair value, including NPR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Market Risk Benefits” above.
Market Risk Related to Equity Prices
We have exposure to equity price risk through our investments in equity securities, equity-based derivatives, MRBs and embedded derivatives associated with index-linked crediting features of universal life and annuity contracts. Changes in equity prices may impact other items including, but not limited to, the following:
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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2023 and 2022. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	December 31, 2023			December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$830	$(83)		$143	$(14)
Equity-based derivatives(1)	$64,716	(337)	(719)	$42,022	(928)	(170)
Indexed universal life contracts		(1,223)	21		(880)	24
Indexed annuity contracts		(6,467)	1,424		(2,622)	841
Total embedded derivatives(1)(2)		(7,690)	1,445		(3,502)	865
Market risk benefits(3)		3,695	(1,008)		4,551	(947)
Net estimated potential loss			$(365)			$(266)

(1)The notional and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Amounts reported gross of reinsurance.

Market Risk Related to Foreign Currency Exchange Rates
The Company is exposed to foreign currency exchange rate risk in its domestic general account investment portfolios. This risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

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
Our derivatives also include interest rate guarantees we provide on our synthetic GIC products. Synthetic GICs simulate the performance of traditional insurance-related GICs but are accounted for as derivatives under U.S. GAAP due to the fact that the policyholders own the underlying assets, and we only provide a book value “wrap” on the customers’ funds, which are held in a client-owned trust. Additionally, our derivatives include embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding our derivative activities, see Note 4 to the Consolidated Financial Statements.
Market Risk Related to Variable Annuity Products
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates, market volatility and actuarial assumptions. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of product design features, such as an automatic rebalancing feature and/or inclusion in our ALM strategy. In addition, we may also utilize external reinsurance as a form of additional risk mitigation. Our guaranteed living and death benefit features on variable annuities are accounted for as MRBs and recorded at fair value. The market risk sensitivities associated with U.S. GAAP values of both the MRBs and the related derivatives used to hedge the changes in fair value of these MRBs are provided under “Market Risk Related to Interest Rates” and “Market Risk Related to Equity Prices” above.
For additional information regarding our risk management strategies, including our ALM strategy and product design features, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2023, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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
March 20, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance and investment contracts in 2023.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Guaranteed Benefit Features Associated with Certain Annuity and Life Products Included in the Market Risk Benefits and the Liability for Future Policy Benefits

As described in Notes 2, 5, 8 and 10 to the consolidated financial statements, the Company issues certain annuity and life contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as market risk benefits. The market risk benefits represent contracts or contract features that expose the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits. The benefits are accounted for using a fair value measurement methodology. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future fees attributable to the market risk benefits, based on assumptions a market participant would use in valuing the market risk benefits. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, except for the portion of the change attributable to changes in the Company’s non-performance risk which is recorded in other comprehensive income. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. As of December 31, 2023, the fair value of the obligations associated with these guarantees accounted for as market risk benefit assets was $2.37 billion and for market risk benefit liabilities was $5.14 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates (collectively, the significant market risk benefit assumptions). For certain life insurance products that include certain other contract features, including no-lapse guarantees, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance in Note 8. As of December 31, 2023, the additional insurance reserve was $14.28 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant additional insurance reserve assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features associated with certain annuity and life products that are accounted for as market risk benefits and those that are included in the liability for future policy benefits is a critical audit matter are (i) the significant judgment by management when determining the valuation model for the benefit features accounted for as market risk benefits due to the lack of an observable market for these guarantees and when developing the aforementioned significant assumptions for the guaranteed benefit features accounted for as market risk benefits and additional insurance reserves, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's model for market risk benefits recorded at fair value and the aforementioned assumptions used by management in the valuation of the liabilities for the guaranteed benefit features accounted for as market risk benefits and additional insurance reserves, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain annuity and life products included in market risk benefits and the liability for future policy benefits, including controls over the model for the benefit features accounted for as market risk benefits and development of the assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as market risk benefits and additional insurance reserves. These procedures also included, among others, (i) testing management’s process for determining the valuation of guaranteed benefit features associated with certain annuity and life products included in market risk benefits and the liability for future policy benefits, (ii) the use of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of management’s model for market risk benefits recorded at fair value and (b) the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2024

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
December 31, 2023 and 2022 (in thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2023 – $2,008; 2022 – $4,769) (amortized cost: 2023 – $27,538,066; 2022 – $21,311,087)	$26,131,780	$19,025,401
Fixed maturities, trading, at fair value (amortized cost: 2023 – $3,476,746; 2022 – $2,682,022)	2,796,446	1,936,159
Equity securities, at fair value (cost: 2023 – $824,270; 2022 – $148,179)	844,950	143,072
Policy loans	1,472,677	505,367
Short-term investments	380,366	124,491
Commercial mortgage and other loans (net of $37,689 and $20,263 allowance for credit losses at December 31, 2023 and December 31, 2022, respectively)	6,122,721	4,928,680
Other invested assets (includes $85,025 and $116,110 of assets measured at fair value at December 31, 2023 and 2022, respectively)	1,222,985	1,088,613
Total investments	38,971,925	27,751,783
Cash and cash equivalents	2,139,792	2,397,627
Deferred policy acquisition costs(1)	7,097,511	6,930,425
Accrued investment income	333,838	219,635
Reinsurance recoverables(1)	38,709,651	37,096,562
Receivables from parent and affiliates	332,583	224,921
Deferred sales inducements(1)	351,424	381,504
Income tax assets(1)	1,737,651	1,694,751
Market risk benefit assets(1)	2,367,243	1,393,237
Other assets(1)	2,078,938	1,331,427
Separate account assets	119,188,485	114,051,246
TOTAL ASSETS	$213,309,041	$193,473,118
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$53,012,800	$41,912,536
Future policy benefits(1)	23,205,205	20,829,033
Market risk benefit liabilities(1)	5,144,401	5,521,601
Cash collateral for loaned securities	218,310	86,750
Short-term debt to affiliates	180,411	126,250
Long-term debt to affiliates	0	185,563
Payables to parent and affiliates	2,667,696	2,126,571
Other liabilities(1)	5,170,308	3,597,373
Separate account liabilities	119,188,485	114,051,246
Total liabilities	208,787,616	188,436,923
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 16)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,052,602	6,037,914
Retained earnings / (accumulated deficit)(1)	(532,951)	(994,154)
Accumulated other comprehensive income (loss)(1)	(30,920)	(10,065)
Total Pruco Life Insurance Company equity	4,491,231	5,036,195
Noncontrolling interests	30,194	0
Total equity	4,521,425	5,036,195
TOTAL LIABILITIES AND EQUITY	$213,309,041	$193,473,118

(1)    Prior period amounts reflect the implementation of Accounting Standard Update ("ASU") 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	2023	2022	2021
REVENUES
Premiums(1)	$328,897	$265,208	$184,458
Policy charges and fee income(1)	1,536,606	1,230,601	1,300,095
Net investment income	1,675,522	884,001	550,235
Asset administration fees	232,950	284,182	202,177
Other income (loss)(1)	744,628	(651,469)	262,420
Realized investment gains (losses), net(1)	(1,083,660)	336,382	(386,894)
Change in value of market risk benefits, net of related hedging gain (loss)(1)	(94,368)	(700,581)	(4,222,530)
TOTAL REVENUES	3,340,575	1,648,324	(2,110,039)
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	503,789	458,373	82,710
Change in estimates of liability for future policy benefits(1)	3,952	55,099	27,008
Interest credited to policyholders’ account balances(1)	655,445	445,215	(151,389)
Amortization of deferred policy acquisition costs(1)	534,435	520,276	325,595
General, administrative and other expenses(1)	1,151,452	1,156,464	(523,774)
TOTAL BENEFITS AND EXPENSES	2,849,073	2,635,427	(239,850)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	491,502	(987,103)	(1,870,189)
Income tax expense (benefit)(1)	29,378	(295,535)	(474,786)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	462,124	(691,568)	(1,395,403)
Equity in earnings of operating joint venture, net of taxes	(433)	(75,137)	702
NET INCOME (LOSS)	$461,691	$(766,705)	$(1,394,701)
Less: Income (loss) attributable to noncontrolling interests	488	0	0
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$461,203	$(766,705)	$(1,394,701)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,419	(9,337)	(3,891)
Net unrealized investment gains (losses)(1)	691,952	(2,254,037)	(210,486)
Interest rate remeasurement of future policy benefits(1)	(60,978)	310,353	37,274
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(659,875)	1,440,305	(435,232)
Total	(26,482)	(512,716)	(612,335)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(5,627)	(106,197)	(128,241)
Other comprehensive income (loss), net of taxes	(20,855)	(406,519)	(484,094)
Comprehensive income (loss)	440,836	(1,173,224)	(1,878,795)
Less: Comprehensive income (loss) attributable to noncontrolling interests	488	0	0
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$440,348	$(1,173,224)	$(1,878,795)
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$2,500	$1,726,690	$1,772,398	$546,128	$4,047,716	$0	$4,047,716
Cumulative effect of adoption of ASU 2018-12			(605,146)	334,420	(270,726)		(270,726)
Contributed capital		4,342,215			4,342,215		4,342,215
Contributed (distributed) capital-parent/child asset transfers		(26,414)			(26,414)		(26,414)
Comprehensive income (loss):
Net income (loss)			(1,394,701)		(1,394,701)		(1,394,701)
Other comprehensive income (loss), net of tax				(484,094)	(484,094)	0	(484,094)
Total comprehensive income (loss)					(1,878,795)	0	(1,878,795)
Balance, December 31, 2021(1)	2,500	6,042,491	(227,449)	396,454	6,213,996	0	6,213,996
Contributed capital		17,861			17,861		17,861
Contributed (distributed) capital-parent/child asset transfers		(22,438)			(22,438)		(22,438)
Comprehensive income (loss):
Net income (loss)			(766,705)		(766,705)		(766,705)
Other comprehensive income (loss), net of tax				(406,519)	(406,519)	0	(406,519)
Total comprehensive income (loss)					(1,173,224)	0	(1,173,224)
Balance, December 31, 2022(1)	2,500	6,037,914	(994,154)	(10,065)	5,036,195	0	5,036,195
Return of capital		(1,400,000)			(1,400,000)		(1,400,000)
Contributed capital		412,382			412,382		412,382
Contributions from noncontrolling interests						29,706	29,706
Contributed (distributed) capital-parent/child asset transfers		2,306			2,306		2,306
Comprehensive income (loss):
Net income (loss)			461,203		461,203	488	461,691
Other comprehensive income (loss), net of tax				(20,855)	(20,855)		(20,855)
Total comprehensive income (loss)					440,348	488	440,836
Balance, December 31, 2023	$2,500	$5,052,602	$(532,951)	$(30,920)	$4,491,231	$30,194	$4,521,425
(1) Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$461,691	$(766,705)	$(1,394,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	69,986	131,936	165,675
Interest credited to policyholders’ account balances(1)	655,445	445,215	(151,389)
Realized investment (gains) losses, net(1)	1,083,660	(336,382)	386,894
Change in value of market risk benefits, net of related hedging (gains) losses(1)	94,368	700,581	4,222,530
Change in:
Future policy benefits and other insurance liabilities(1)	2,241,530	3,743,780	1,831,520
Reinsurance recoverables(1)	(639,002)	(2,254,290)	(1,134,683)
Accrued investment income	(110,760)	(58,762)	(66,414)
Net payables to/receivables from parent and affiliates	(120,565)	80,370	(16,904)
Deferred policy acquisition costs(1)	(560,471)	(442,303)	(4,067,946)
Income taxes(1)	(37,886)	(334,769)	(842,107)
Derivatives, net	(282,729)	(651,654)	(1,193,004)
Other, net(1)	(395,372)	1,567,947	1,376,588
Cash flows from (used in) operating activities	2,459,895	1,824,964	(883,941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,736,809	1,688,079	1,251,269
Fixed maturities, trading	97,693	907,941	914,662
Equity securities	189,237	242,292	100,151
Policy loans	182,973	169,723	172,932
Ceded policy loans	(119,787)	(112,164)	(13,387)
Short-term investments	456,983	632,069	221,645
Commercial mortgage and other loans	167,888	196,672	280,103
Other invested assets	19,693	60,349	302,692
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(7,544,596)	(7,009,578)	(2,504,582)
Fixed maturities, trading	(857,717)	(425,267)	(117,247)
Equity securities	(678,847)	(281,684)	(98,122)
Policy loans	(1,162,959)	(144,764)	(122,297)
Ceded policy loans	151,019	71,402	12,161
Short-term investments	(690,173)	(558,161)	(317,593)
Commercial mortgage and other loans	(1,341,450)	(1,076,351)	(565,222)
Other invested assets	(190,826)	(166,345)	(148,842)
Notes receivable from parent and affiliates, net	4,456	771	(54,026)
Derivatives, net	(55,091)	(366,805)	(3,234)
Other, net	(4,808)	57,687	(10,392)
Cash flows from (used in) investing activities	(9,639,503)	(6,114,134)	(699,329)

	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	12,101,043	9,996,128	5,690,619
Ceded policyholders’ account deposits	(1,189,331)	(1,216,195)	(1,149,254)
Policyholders’ account withdrawals	(3,695,248)	(3,727,579)	(3,927,948)
Ceded policyholders’ account withdrawals	625,238	638,392	326,680
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	131,577	83,762	287
Contributed / (return of) capital	(995,000)	0	776,657
Contributed (distributed) capital - parent/child asset transfers	2,919	(11,478)	(6,148)
Net change in all other financing arrangements (maturities 90 days or less)	(584)	584	0
Proceeds from the issuance of debt (maturities longer than 90 days)	0	0	323,839
Repayments of debt (maturities longer than 90 days)	(121,772)	0	0
Drafts outstanding	(885)	63,579	43,741
Other, net	63,816	(59,327)	(3,251)
Cash flows from (used in) financing activities	6,921,773	5,767,866	2,075,222
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(257,835)	1,478,696	491,952
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,397,627	918,931	426,979
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,139,792	$2,397,627	$918,931
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$67,203	$39,201	$391,015
Interest paid	$4,533	$7,863	$6,341
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Significant Non-Cash Transactions
"Cash flows from (used in) operating activities" for the year ended December 31, 2023 excludes certain non-cash activities in the amount of $475 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 11 for more details regarding this transaction.
"Cash flows from (used in) operating activities" for the year ended December 31, 2022 excludes certain non-cash activities in the amount of $531 million related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 and $4,656 million related to the indexed variable annuities novated to the Company in connection with the reinsurance agreement with FLIAC. See Note 11 for more details regarding these transactions. The Company also received $18 million of non-cash assets from its parent, The Prudential Insurance Company of America ("Prudential Insurance"). See Note 15 for additional information.

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

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, (“Pruco Life”) is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). Pruco Life is a stock life insurance company organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all states except New York, and sells such products primarily through affiliated and unaffiliated distributors.

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

The day 1 impact of the Variable Annuities Recapture resulted in the following significant non-cash transactions:
•The increase in total investments includes non-cash activities of $8.3 billion related to the recapture transaction.
•The Company incurred a loss related to ceding commissions of $2 billion.
•The increase in Additional paid-in capital includes non-cash activities of $3.4 billion in invested assets related to capital contributions from Prudential Insurance

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

As part of the recapture transaction, the Company received invested assets of $6.8 billion, net of $2 billion ceding commissions as consideration from PALAC, which is equivalent to the amount of statutory reserve credit taken as of June 30, 2021. The Company released a reinsurance recoverable of $11.6 billion.

The Company derecognized its ceded DAC and Deferred Sales Inducements ("DSI") balances as of June 30, 2021. The company also recognized a net deferred reinsurance loss from the original transaction of $0.2 billion. As a result of the recapture transaction, the Company recognized a pre-tax loss of $2.9 billion immediately.

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

Basis of Presentation

On January 1, 2023, the Company adopted ASU 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 and 2021 financial statements from implementing the new accounting standard as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Consolidated Financial Statements.

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Pruco Life and entities over which the Company exercises control, including majority-owned subsidiaries. Intercompany balances and transactions have been eliminated.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Adoption of ASU 2018-12

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which provides new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Company adopted this guidance, effective January 1, 2023, using the modified retrospective transition method, where permitted, for changes to the liability for future policy benefits and DAC and related balances, and using the retrospective transition method, as required, for market risk benefits. The Company applied the guidance as of the transition date of January 1, 2021 and retrospectively adjusted prior period amounts shown in the 2023 financial statements to reflect the new guidance.

The following tables present amounts as originally reported for 2022 and 2021, the effect upon those amounts from the adoption of the new guidance under ASU 2018-12, and the adjusted amounts that are reflected in the Consolidated Financial Statements included herein.

Consolidated Statements of Financial Position:

	December 31, 2022
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$6,616,097	$314,328	$6,930,425
Reinsurance recoverables	34,561,825	2,534,737	37,096,562
Deferred sales inducements	275,574	105,930	381,504
Income tax assets	1,873,740	(178,989)	1,694,751
Market risk benefit assets	0	1,393,237	1,393,237
Other assets	1,327,393	4,034	1,331,427
TOTAL ASSETS	$189,299,841	$4,173,277	$193,473,118
Policyholders’ account balances	$41,748,241	$164,295	$41,912,536
Future policy benefits	23,204,533	(2,375,500)	20,829,033
Market risk benefit liabilities	0	5,521,601	5,521,601
Other liabilities	3,407,156	190,217	3,597,373
Total liabilities	184,936,310	3,500,613	188,436,923

Retained earnings / (accumulated deficit)	(95,583)	(898,571)	(994,154)
Accumulated other comprehensive income (loss)	(1,581,300)	1,571,235	(10,065)
Total equity	4,363,531	672,664	5,036,195
TOTAL LIABILITIES AND EQUITY	$189,299,841	$4,173,277	$193,473,118

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year Ended December 31, 2022
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$274,783	$(9,575)	$265,208
Policy charges and fee income	1,731,957	(501,356)	1,230,601
Other income (loss)	(661,860)	10,391	(651,469)
Realized investment gains (losses), net	1,041,435	(705,053)	336,382
Change in value of market risk benefits, net of related hedging gain (loss)	0	(700,581)	(700,581)
TOTAL REVENUES	3,554,498	(1,906,174)	1,648,324
BENEFITS AND EXPENSES
Policyholders’ benefits	609,392	(151,019)	458,373
Change in estimates of liability for future policy benefits	0	55,099	55,099
Interest credited to policyholders’ account balances	517,488	(72,273)	445,215
Amortization of deferred policy acquisition costs	857,385	(337,109)	520,276
General, administrative and other expenses	1,154,229	2,235	1,156,464
TOTAL BENEFITS AND EXPENSES	3,138,494	(503,067)	2,635,427
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	416,004	(1,403,107)	(987,103)
Income tax expense (benefit)	(882)	(294,653)	(295,535)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	416,886	(1,108,454)	(691,568)
NET INCOME (LOSS)	$341,749	$(1,108,454)	$(766,705)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(2,430,238)	176,201	(2,254,037)
Interest rate remeasurement of future policy benefits	0	310,353	310,353
Gain (loss) from changes in non-performance risk on market risk benefits	0	1,440,305	1,440,305
Total	(2,439,575)	1,926,859	(512,716)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(510,840)	404,643	(106,197)
Other comprehensive income (loss), net of taxes	(1,928,735)	1,522,216	(406,519)
Comprehensive income (loss)	$(1,586,986)	$413,762	$(1,173,224)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$203,676	$(19,218)	$184,458
Policy charges and fee income	1,529,757	(229,662)	1,300,095
Other income (loss)	267,208	(4,788)	262,420
Realized investment gains (losses), net	(5,295,406)	4,908,512	(386,894)
Change in value of market risk benefits, net of related hedging gain (loss)	0	(4,222,530)	(4,222,530)
TOTAL REVENUES	(2,542,353)	432,314	(2,110,039)
BENEFITS AND EXPENSES
Policyholders’ benefits	655,910	(573,200)	82,710
Change in estimates of liability for future policy benefits	0	27,008	27,008
Interest credited to policyholders’ account balances	(114,585)	(36,804)	(151,389)
Amortization of deferred policy acquisition costs	342,118	(16,523)	325,595
General, administrative and other expenses	(523,925)	151	(523,774)
TOTAL BENEFITS AND EXPENSES	359,518	(599,368)	(239,850)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(2,901,871)	1,031,682	(1,870,189)
Income tax expense (benefit)	(691,439)	216,653	(474,786)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(2,210,432)	815,029	(1,395,403)
NET INCOME (LOSS)	$(2,209,730)	$815,029	$(1,394,701)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(247,176)	36,690	(210,486)
Interest rate remeasurement of future policy benefits	0	37,274	37,274
Gain (loss) from changes in non-performance risk on market risk benefits	0	(435,232)	(435,232)
Total	(251,067)	(361,268)	(612,335)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(52,374)	(75,867)	(128,241)
Other comprehensive income (loss), net of taxes	(198,693)	(285,401)	(484,094)
Comprehensive income (loss)	$(2,408,423)	$529,628	$(1,878,795)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2022
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$341,749	$(1,108,454)	$(766,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(78,754)	210,690	131,936
Interest credited to policyholders’ account balances	517,488	(72,273)	445,215
Realized investment (gains) losses, net	(1,041,435)	705,053	(336,382)
Change in value of market risk benefits, net of related hedging (gains) losses	0	700,581	700,581
Change in:
Future policy benefits and other insurance liabilities	2,407,887	1,335,893	3,743,780
Reinsurance recoverables	(1,181,692)	(1,072,598)	(2,254,290)
Deferred policy acquisition costs	(105,194)	(337,109)	(442,303)
Income taxes	(40,095)	(294,674)	(334,769)
Other, net	1,635,056	(67,109)	1,567,947
Cash flows from (used in) operating activities	$1,824,964	$0	$1,824,964

	Year Ended December 31, 2021
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,209,730)	$815,029	$(1,394,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(21,763)	187,438	165,675
Interest credited to policyholders’ account balances	(114,585)	(36,804)	(151,389)
Realized investment (gains) losses, net	5,295,406	(4,908,512)	386,894
Change in value of market risk benefits, net of related hedging (gains) losses	0	4,222,530	4,222,530
Change in:
Future policy benefits and other insurance liabilities	2,080,967	(249,447)	1,831,520
Reinsurance recoverables	(1,304,306)	169,623	(1,134,683)
Deferred policy acquisition costs	(3,926,121)	(141,825)	(4,067,946)
Income taxes	(1,082,459)	240,352	(842,107)
Other, net	1,674,972	(298,384)	1,376,588
Cash flows from (used in) operating activities	$(883,941)	$0	$(883,941)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
(1)    Reflects the cumulative impact of changes in the fair value of market risk benefits (“MRBs”) non-performance risk (“NPR”) from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

Reclassifications

Certain amounts in prior periods have been reclassified for reasons unrelated to the adoption of ASU 2018-12 to conform to the current period presentation.

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

When an AFS debt security's fair value is below amortized cost and the Company has the intent to sell the AFS debt security, or it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The write-down is reported in "Realized investment gains (losses), net".

Interest income, including amortization of premium and accretion of discount, are included in “Net investment income” under the effective yield method. Prepayment premiums are also included in “Net investment income”.

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

For mortgage-backed and asset-backed AFS debt securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is purchased with credit deterioration or an allowance is currently recorded for the respective security. If an investment is impaired, any changes in the estimated timing and amount of cash flows will be recorded as the credit impairment, as opposed to a yield adjustment. If the asset is purchased with credit deterioration (or previously impaired), the effective yield will be adjusted if there are favorable changes in cash flows subsequent to the allowance being reduced to zero.

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

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of any current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 16 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

The CECL allowance on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. The change in allowance is reported in “Realized investment gains (losses), net”. As it relates to unfunded commitments that are in scope of this guidance, the CECL allowance is reported in “Other liabilities”, and the change in the allowance is reported in “Realized investment gains (losses), net”.

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

Commercial mortgage and other loans are occasionally restructured. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and requires all loan restructurings to follow the modification guidance in ASC 310-20.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Prior to the adoption of ASU 2022-02, when restructurings occurred, they were evaluated individually to determine whether the restructuring or modification constituted a TDR as defined by authoritative accounting guidance. If the borrower was experiencing financial difficulty and the Company granted a concession, the restructuring, including those that involved a partial payoff or the receipt of assets in full satisfaction of the debt was deemed to be a TDR. If a loan modification was a TDR, the CECL allowance of the loan was remeasured using the modified terms and the loan's original effective yield.

Post adoption of ASU 2022-02, all restructurings are evaluated under the modification guidance in ASC 310-20. When a loan is modified, the Company evaluates whether the restructuring results in a continuation of the existing loan or a new loan. For modifications that result in a continuation of the existing loan, the CECL allowance of the loan is remeasured using the modified terms, including the loan’s post-modification effective yield, and the allowance is adjusted accordingly.

For modifications that result in a new loan, any CECL allowance is reversed and a direct write-down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the new loan and the recorded investment in the loan. The new loan is evaluated prospectively for credit impairment based on the CECL allowance process noted above.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates and third-party reinsurers, and are reported on the Consolidated Statements of Financial Position net of the CECL allowance. Reinsurance recoverables also include assumed modified coinsurance arrangements which generally reflect the value of the invested assets retained by the cedant and the associated asset returns. Modified coinsurance recoverables contain an embedded derivative (bifurcated and accounted for separately from the host contract) that is presented together with the derivative embedded in the modified coinsurance payables as one compound derivative. For additional information about these arrangements see Note 11.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the liability resulting from such updates recorded in "Interest rate remeasurement of future policy benefits" in OCI. For reinsurance of limited-payment contracts, the Company establishes a cost of reinsurance asset relating to the direct DPL and amortizes this balance through “Premiums” using the same methodology and assumptions used to amortize the direct DPL.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference between the fair value of the net consideration exchanged and the net liabilities ceded related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. This initial net cost of reinsurance is deferred and amortized into income over the remaining life of the reinsured policies on a basis consistent with the methodologies and assumptions used for amortizing DAC. This initial net cost of reinsurance may result in a deferred reinsurance gain which is recorded in "Other liabilities" and amortized through "Other income (loss)", or a deferred reinsurance loss which is recorded in "Other assets" and amortized through "General, administrative and other expenses".

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

Income tax assets primarily represents the net deferred tax asset and the Company’s estimated taxes receivable for the current year and open audit years.

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

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 12 for a discussion of factors considered when evaluating the need for a valuation allowance.

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

The Company’s liability for income taxes includes a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service ("IRS") or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 12 for additional information regarding income taxes.

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

LIABILITIES

Future policy benefits primarily consists of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of such payments depend on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross ("NTG") ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 8 for additional information regarding future policy benefits.

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

The NTG ratio is generally updated quarterly for actual experience and annually in the second quarter of each year for future cash flow assumption updates during the Company’s annual assumptions review process unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits”. In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

•Discount Rate Assumption. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., global single A) at contract inception for contracts issued on or after January 1, 2021. The discount rate in effect at contract inception is locked-in for the calculation of the NTG ratio and accretion of interest cost on the liability through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current single A rate at each reporting period, with the effect on the liability resulting from such update recorded in “Interest rate remeasurement of future policy benefits" in OCI.

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

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (AIR liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders' account balances in the general account and all policy charges including charges for administration, mortality, expense, surrender, and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). Any adjustments to this liability related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI.

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

Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gain (loss)", except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 10 for additional information regarding market risk benefits.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issuance costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Consolidated Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near term. See Note 15 for additional information regarding short-term and long-term debt.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

Asset administration fees primarily include asset administration fee income received on contractholders’ account balances invested in The Prudential Series Funds, which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust ("AST") (see Note 15). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Other income (loss) includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value.

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

OTHER ACCOUNTING POLICIES
Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and NPR used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties, while others are bilateral contracts between two counterparties. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to risks such as interest rate, credit, foreign currency and equity associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net”. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within "Other invested assets", or as liabilities, within “Payables to parent and affiliates” or "Other liabilities".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to PALAC, excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to PALAC from April 1, 2016 through June 30, 2021. See Note 11 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits" and “Reinsurance recoverables”. Additionally, changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net".

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

The Company also performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry surveys as the primary basis for these assumptions, which may be used to project future rates of return on investments.

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

The narrative description of the Company's significant accounting policies at the beginning of this Note reflects its policies as of December 31, 2023, including the policies associated with the adoption of ASU 2018-12. Outlined below are the key accounting policy changes effected by the ASU.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Area of Change	Description	Method of adoption	Effect on the financial statements or other significant matters
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires discount rate assumptions to be based on upper-medium grade fixed income instrument yields, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, the guidance for the liability for future policy benefits was adopted effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, for balance sheet remeasurement purposes, the liability for future policy benefits is remeasured using discount rates as of January 1, 2021 with the impact recorded as a cumulative effect adjustment to AOCI.
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

Amortization of deferred acquisition costs and other balances	Requires DAC and other balances, such as URR and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

ASU 2022-05, Financial Services – Insurance (Topic 944) Transition for Sold Contracts was issued on December 15, 2022, to amend the transition guidance in ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendment allows an insurance entity to make an accounting policy election to not apply ASU 2018-12 to contracts or legal entities sold or disposed of before the effective date, and in which the insurance entity has no significant continuing involvement with the derecognized contracts. An insurance entity is permitted to apply the policy election on a transaction by transaction basis to each sale or disposal transaction. An insurance entity is required to disclose whether it has chosen to apply this accounting policy election and provide a qualitative description of the sale or disposal transactions to which the accounting policy election is applied. The Company did not choose to apply this accounting policy election to any of its eligible sale or disposal transactions.

Other ASUs adopted as of December 31, 2023

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, effective January 1, 2023, on a prospective basis. This ASU eliminates the accounting guidance for TDR for creditors and adds enhanced disclosure requirements. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. The narrative description of the Company's significant accounting policies at the beginning of this Note reflects its policies as of December 31, 2023, including the policies associated with the adoption of ASU 2022-02. Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ASUs issued but not yet adopted as of December 31, 2023

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities, including those with a single operating or reportable segment, to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that all of the disclosures required in the guidance apply to all public entities, including those with a single operating or reportable segment.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	The Company is currently assessing the impact of the ASU on the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,009,937	$38,858	$73,508	$0	$975,287
Obligations of U.S. states and their political subdivisions	789,856	5,288	18,517	0	776,627
Foreign government bonds	330,830	1,840	50,684	0	281,986
U.S. public corporate securities	10,159,089	98,047	760,274	950	9,495,912
U.S. private corporate securities	5,207,699	37,435	254,828	812	4,989,494
Foreign public corporate securities	1,809,347	12,658	115,673	238	1,706,094
Foreign private corporate securities	4,902,391	109,806	381,215	0	4,630,982
Asset-backed securities(1)	2,016,028	23,035	11,512	1	2,027,550
Commercial mortgage-backed securities	913,347	4,776	66,345	0	851,778
Residential mortgage-backed securities(2)	399,542	4,016	7,481	7	396,070
Total fixed maturities, available-for-sale	$27,538,066	$335,759	$1,740,037	$2,008	$26,131,780
(1)    Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans and home equity.
(2)    Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$354,348	$300	$72,856	$0	$281,792
Obligations of U.S. states and their political subdivisions	654,884	4,275	30,959	0	628,200
Foreign government bonds	330,967	1,140	58,640	5	273,462
U.S. public corporate securities	7,414,790	21,299	992,145	0	6,443,944
U.S. private corporate securities	4,140,734	13,071	335,205	1,871	3,816,729
Foreign public corporate securities	1,539,172	2,455	163,384	21	1,378,222
Foreign private corporate securities	4,338,585	19,761	589,153	2,863	3,766,330
Asset-backed securities(1)	1,467,955	6,976	32,577	0	1,442,354
Commercial mortgage-backed securities	727,159	94	69,101	0	658,152
Residential mortgage-backed securities(2)	342,493	3,211	9,479	9	336,216
Total fixed maturities, available-for-sale	$21,311,087	$72,582	$2,353,499	$4,769	$19,025,401

(1)    Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and home equity.
(2)    Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$98,174	$945	$214,889	$72,563	$313,063	$73,508
Obligations of U.S. states and their political subdivisions	83,729	293	218,375	18,224	302,104	18,517
Foreign government bonds	10,226	116	233,757	50,568	243,983	50,684
U.S. public corporate securities	782,904	10,009	5,201,353	750,265	5,984,257	760,274
U.S. private corporate securities	707,674	16,613	2,794,697	238,181	3,502,371	254,794
Foreign public corporate securities	92,955	1,063	948,963	114,169	1,041,918	115,232
Foreign private corporate securities	429,212	8,035	2,461,367	373,180	2,890,579	381,215
Asset-backed securities	208,970	1,761	532,814	9,750	741,784	11,511
Commercial mortgage-backed securities	42,621	298	580,931	66,047	623,552	66,345
Residential mortgage-backed securities	35,904	435	124,956	7,046	160,860	7,481
Total fixed maturities, available-for-sale	$2,492,369	$39,568	$13,312,102	$1,699,993	$15,804,471	$1,739,561

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$212,991	$46,928	$62,630	$25,928	$275,621	$72,856
Obligations of U.S. states and their political subdivisions	307,734	16,851	61,915	14,108	369,649	30,959
Foreign government bonds	139,577	19,435	111,371	39,205	250,948	58,640
U.S. public corporate securities	3,873,275	389,937	1,979,725	602,208	5,853,000	992,145
U.S. private corporate securities	2,506,932	157,853	948,686	177,352	3,455,618	335,205
Foreign public corporate securities	548,083	40,508	596,437	122,856	1,144,520	163,364
Foreign private corporate securities	1,772,413	199,124	1,479,608	390,029	3,252,021	589,153
Asset-backed securities	625,710	15,146	289,581	17,431	915,291	32,577
Commercial mortgage-backed securities	459,186	30,408	176,349	38,693	635,535	69,101
Residential mortgage-backed securities	129,721	9,220	1,294	259	131,015	9,479
Total fixed maturities, available-for-sale	$10,575,622	$925,410	$5,707,596	$1,428,069	$16,283,218	$2,353,479

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2023 and 2022, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $1,633.9 million and $2,164.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $105.7 million and $189.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2023, the $1,700.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2022, the $1,428.1 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.
In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	December 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$553,892	$546,321
Due after one year through five years	8,444,655	8,239,529
Due after five years through ten years	7,626,127	7,378,674
Due after ten years	7,584,475	6,691,858
Asset-backed securities	2,016,028	2,027,550
Commercial mortgage-backed securities	913,347	851,778
Residential mortgage-backed securities	399,542	396,070
Total fixed maturities, available-for-sale	$27,538,066	$26,131,780
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above as they do not have a single maturity date.
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale, for the periods indicated:

	Years Ended December 31
	2023	2022	2021
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$460,596	$1,117,293	$790,331
Proceeds from maturities/prepayments	1,218,844	624,640	465,347
Gross investment gains from sales and maturities	11,482	5,647	14,972
Gross investment losses from sales and maturities	(43,078)	(58,432)	(16,674)
Write-offs recognized in earnings(2)	(2,358)	(20,600)	(2)
(Addition to) release of allowance for credit losses	2,761	(620)	(1,810)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $57.4 million, $(53.9) million and $(4.4) million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity available-for-sale securities, as of the dates indicated:

	Year Ended December 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	4,267	1	0	0	4,268
Reductions for securities sold during the period	0	(1)	(5,118)	0	0	(1)	(5,120)
Additions (reductions) on securities with previous allowance	0	(4)	436	0	0	(1)	431
Write-downs charged against the allowance	0	0	(2,340)	0	0	0	(2,340)
Balance, end of period	$0	$0	$2,000	$1	$0	$7	$2,008

	Year Ended December 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$11	$4,138	$0	$0	$0	$4,149
Additions to allowance for credit losses not previously recorded	0	329	12,700	0	0	7	13,036
Reductions for securities sold during the period	0	(96)	(1,702)	0	0	0	(1,798)
Reductions for securities with intent to sell	0	(324)	(16,666)	0	0	0	(16,990)
Additions (reductions) on securities with previous allowance	0	85	6,285	0	0	2	6,372
Balance, end of period	$0	$5	$4,755	$0	$0	$9	$4,769

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,339	$0	$0	$0	$2,339
Additions to allowance for credit losses not previously recorded	0	11	2,664	0	0	0	2,675
Reductions for securities sold during the period	0	0	(28)	0	0	0	(28)
Additions (reductions) on securities with previous allowance	0	0	(837)	0	0	0	(837)
Balance, end of period	$0	$11	$4,138	$0	$0	$0	$4,149

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

For the year ended December 31, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the capital goods and utility sectors within corporate securities due to restructurings, partially offset by net additions within the finance sector within corporate securities due to adverse projected cashflows.
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
The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2023 and 2022.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)” was $65.6 million, $(728.6) million and $156.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)” was $25.8 million, $(10.2) million and $2.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans” as of the dates indicated:

	December 31, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,578,785	25.7%	$1,289,026	26.0%
Hospitality	102,952	1.7	104,177	2.1
Industrial	2,486,230	40.4	1,766,247	35.8
Office	604,611	9.8	590,897	11.9
Other	456,720	7.4	380,121	7.7
Retail	363,706	5.9	351,457	7.1
Total commercial mortgage loans	5,593,004	90.9	4,481,925	90.6
Agricultural property loans	562,046	9.1	467,018	9.4
Total commercial mortgage and agricultural property loans	6,155,050	100.0%	4,948,943	100.0%
Allowance for credit losses	(37,689)		(20,263)
Net commercial mortgage and agricultural property loans	6,117,361		4,928,680
Other loans:
Other collateralized loans	5,360		0
Total other loans	5,360		0
Net commercial mortgage and other loans	$6,122,721		$4,928,680

As of December 31, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (28%), Texas (12%) and Colorado (5%) and included loans secured by properties in Europe (10%), Mexico (1%) and Australia (1%).
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2020	$4,546	$6	$4,552
Addition to (release of) allowance for expected losses	1,301	98	1,399
Balance at December 31, 2021	5,847	104	5,951
Addition to (release of) allowance for expected losses	13,818	494	14,312
Balance at December 31, 2022	19,665	598	20,263
Addition to (release of) allowance for expected losses	17,093	333	17,426
Balance at December 31, 2023	$36,758	$931	$37,689

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.
For the year ended December 31, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to increases to the portfolio reserve to reflect declining market conditions and loan specific reserves, both within the office sector, as well as loan originations.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$249,037	$245,914	$482,718	$109,249	$265,053	$1,068,763	$2,420,734
60%-69.99%	675,153	355,984	449,878	172,721	225,803	206,237	2,085,776
70%-79.99%	218,015	133,343	255,299	77,812	20,924	86,806	792,199
80% or greater	0	47,555	73,702	3,817	16,508	152,713	294,295
Total	$1,142,205	$782,796	$1,261,597	$363,599	$528,288	$1,514,519	$5,593,004
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$1,038,315	$779,282	$1,261,597	$292,561	$497,407	$1,402,831	$5,271,993
1.0 - 1.2x	103,890	3,514	0	0	15,632	40,521	163,557
Less than 1.0x	0	0	0	71,038	15,249	71,167	157,454
Total	$1,142,205	$782,796	$1,261,597	$363,599	$528,288	$1,514,519	$5,593,004
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$73,774	$179,375	$132,042	$25,875	$15,824	$25,771	$452,661
60%-69.99%	47,489	56,210	0	0	0	0	103,699
70%-79.99%	5,686	0	0	0	0	0	5,686
80% or greater	0	0	0	0	0	0	0
Total	$126,949	$235,585	$132,042	$25,875	$15,824	$25,771	$562,046
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$126,949	$233,585	$130,353	$24,063	$15,824	$25,771	$556,545
1.0 - 1.2x	0	2,000	0	1,812	0	0	3,812
Less than 1.0x	0	0	1,689	0	0	0	1,689
Total	$126,949	$235,585	$132,042	$25,875	$15,824	$25,771	$562,046

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status as of the dates indicated:

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$5,593,004	$0	$0	$0	$5,593,004	$0
Agricultural property loans	562,046	0	0	0	562,046	1,301
Other collateralized loans	5,360	0	0	0	5,360	0
Total	$6,160,410	$0	$0	$0	$6,160,410	$1,301

(1)As of December 31, 2023, there were no loans in this category accruing interest.
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

Loans on non-accrual status did not recognize any interest income and did not have a related allowance for credit losses for the year ended December 31, 2023.
For the years ended December 31, 2023 and 2022, there were $0.0 million and $27.6 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For the years ended December 31, 2023 and 2022, there were $0.0 million and $24.8 million, respectively, of commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both December 31, 2023 and 2022.

Other Invested Assets
The following table sets forth the composition of “Other invested assets”, as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$333,863	$287,969
Hedge funds	720,360	576,595
Real estate-related	83,339	107,429
Subtotal equity method	1,137,562	971,993
Fair value:
Private equity	48,483	59,146
Hedge funds	137	396
Real estate-related	18,687	9,457
Subtotal fair value	67,307	68,999
Total LPs/LLCs	1,204,869	1,040,992
Derivative instruments	17,718	47,111
Other(1)	398	510
Total other invested assets	$1,222,985	$1,088,613

(1)Assets consist of investments in separate account funds.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

	December 31,
	2023	2022
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$44,591,082	$67,721,613
Total liabilities(2)	$2,802,022	$12,174,133
Partners’ capital	41,789,060	55,547,480
Total liabilities and partners’ capital	$44,591,082	$67,721,613
Total liabilities and partners’ capital included above	$979,271	$815,783
Equity in LP/LLC interests not included above	216,205	214,442
Carrying value	$1,195,476	$1,030,225
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

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$3,465,807	$11,062,060	$11,031,051
Total expenses(2)	(979,287)	(1,655,673)	(2,044,942)
Net earnings (losses)	$2,486,520	$9,406,387	$8,986,109
Equity in net earnings (losses) included above	$17,795	$(36,513)	$62,173
Equity in net earnings (losses) of LP/LLC interests not included above	11,792	7,320	28,765
Total equity in net earnings (losses)	$29,587	$(29,193)	$90,938
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
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Fixed maturities	$272,031	$187,628
Equity securities	220	349
Commercial mortgage and other loans	21,070	13,335
Policy loans	35,210	14,525
Other invested assets	43	48
Short-term investments and cash equivalents	5,264	3,750
Total accrued investment income	$333,838	$219,635

There were no write-downs on accrued investment income for the years ended December 31, 2023 and 2022.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$1,139,581	$589,248	$299,607
Fixed maturities, trading	96,128	55,790	38,778
Equity securities	14,772	8,226	530
Commercial mortgage and other loans	231,994	119,358	63,548
Policy loans	48,118	21,189	69,602
Other invested assets	98,369	101,289	104,375
Short-term investments and cash equivalents	123,857	44,182	712
Gross investment income	1,752,819	939,282	577,152
Less: investment expenses	(77,297)	(55,281)	(26,917)
Net investment income	$1,675,522	$884,001	$550,235

The carrying value of non-income producing assets included $9.2 million in fixed maturities, available-for-sale and less than $1 million in fixed maturities trading as of December 31, 2023. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2023.

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed maturities(1)	$(31,193)	$(74,005)	$(3,514)
Commercial mortgage and other loans	(17,854)	(18,201)	1,535
Other invested assets	36,246	(78,671)	(2,737)
Derivatives(2)(3)	(1,072,892)	507,313	(382,531)
Short-term investments and cash equivalents	2,033	(54)	353
Realized investment gains (losses), net(3)	$(1,083,660)	$336,382	$(386,894)
(1)Excludes fixed maturity securities classified as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 1 for additional information.
(3)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2023	2022	2021
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$1,987	$4,371	$3,685
Fixed maturity securities, available-for-sale without an allowance	(1,406,265)	(2,285,288)	540,881
Derivatives designated as cash flow hedges(1)	11,934	138,627	39,896
Affiliated notes	(8,760)	(13,189)	73
Other investments(2)(3)	(1,089)	(1,176)	868
Net unrealized gains (losses) on investments(3)	$(1,402,193)	$(2,156,655)	$585,403
(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in “Other assets.”
(3)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2023 and 2022, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned as of the dates indicated:

	December 31, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$486	$0	$486	$506	$0	$506
U.S. public corporate securities	27,247	0	27,247	7,903	0	7,903
Foreign public corporate securities	13,101	0	13,101	12,873	0	12,873
Equity securities	177,476	0	177,476	65,468	0	65,468
Total cash collateral for loaned securities(1)	$218,310	$0	$218,310	$86,750	$0	$86,750
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third-parties and the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$39,344	$20,553
Equity securities	172,995	63,895
Total securities pledged	$212,339	$84,448
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$218,310	$86,750
Total liabilities supported by the pledged collateral	$218,310	$86,750
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31, 2023 and 2022, there were $25 million and $290 million, respectively, of collateral that could be sold or repledged.
As of December 31, 2023 and 2022, there were fixed maturities, available-for-sale of $3.6 million and $3.9 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and London Inter-Bank Offered Rate ("LIBOR") or Secured Overnight Financing Rate (“SOFR”) plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

In standardized exchange-traded equity futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values of underlying referenced equity indices. The Company enters into exchange-traded futures with regulated futures commission's merchants who are members of a trading exchange.
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
Embedded Derivatives
The Company offers certain products (for example, indexed annuities and index-linked universal life) which may include features that are accounted for as embedded derivatives; related to certain of these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. Effective April 1, 2016, the Company entered into reinsurance agreements with PALAC and Prudential Insurance. The reinsurance agreement with PALAC was recaptured on July 1, 2021. Additionally, the Company has entered into a reinsurance agreement with an external counterparty, Union Hamilton Reinsurance, Ltd. ("Union Hamilton") effective April 1, 2015. See Note 11 for additional information on the reinsurance agreements.
Effective December 1, 2021, the Company entered into a reinsurance arrangement with FLIAC (previously named PALAC), which includes features that are accounted for as embedded derivatives. See Note 11 for additional information on the reinsurance arrangement.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Synthetic Guarantees
The Company sells synthetic guarantees in the form of stable value wrap guarantees on third-party banked owned life insurance contracts. The synthetic guarantees are issued in respect of assets that are owned by the third-party insurer, who invest the assets according to the contract terms agreed to with the Company. The contracts establish policyholder balances and credit interest thereon. The policyholder balances are supported by the underlying assets. In connection with certain policyholder-initiated withdrawals, the contract guarantees that after all underlying assets are liquidated, any remaining policyholder balances will be paid by the Company. These guarantees are accounted for as derivatives and recorded at fair value.
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

	December 31, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,064	$0	$(238)	$3,225	$0	$(316)
Foreign Currency Swaps	2,274,636	121,243	(54,044)	1,933,343	233,812	(10,462)
Total Derivatives Designated as Hedge Accounting Instruments	$2,277,700	$121,243	$(54,282)	$1,936,568	$233,812	$(10,778)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$163,179,764	$6,605,817	$(17,820,436)	$138,419,110	$6,757,890	$(17,092,749)
Interest Rate Futures	1,332,600	3,055	(210)	2,425,500	3,267	(201)
Interest Rate Options	29,738,000	189,112	(969,718)	8,368,000	123,168	(225,125)
Interest Rate Forwards	1,458,000	741	(3,196)	1,104,000	11,265	(12,359)
Foreign Currency
Foreign Currency Forwards	744,576	1,772	(12,232)	364,946	590	(10,423)
Credit
Credit Default Swaps	643,280	7,727	0	47,450	346	0
Currency/Interest Rate
Foreign Currency Swaps	2,237,331	96,618	(31,294)	2,289,170	194,412	(14,624)
Equity
Total Return Swaps	15,049,993	418,084	(803,452)	15,958,130	120,341	(175,104)
Equity Options	49,247,510	1,600,335	(1,552,706)	25,187,516	239,003	(1,112,196)
Futures	418,973	1,232	(500)	876,790	956	(513)
Synthetic GICs	311,302	1	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$264,361,329	$8,924,494	$(21,193,744)	$195,040,612	$7,451,238	$(18,643,294)
Total Derivatives(1)(2)	$266,639,029	$9,045,737	$(21,248,026)	$196,977,180	$7,685,050	$(18,654,072)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $7,402 million and $3,351 million as of December 31, 2023 and 2022, respectively, primarily included in "Policyholders' account balances".
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

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$9,045,718	$(9,028,019)	$17,699	$0	$17,699
Securities purchased under agreements to resell	25,000	0	25,000	0	25,000
Total Assets	$9,070,718	$(9,028,019)	$42,699	$0	$42,699
Offsetting of Financial Liabilities:
Derivatives	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,685,050	$(7,637,939)	$47,111	$0	$47,111
Securities purchased under agreements to resell	290,000	0	290,000	(290,000)	0
Total Assets	$7,975,050	$(7,637,939)	$337,111	$(290,000)	$47,111
Offsetting of Financial Liabilities:
Derivatives	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$18,654,072	$(16,568,912)	$2,085,160	$(2,085,160)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 15. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements.

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

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(118)	$0	$72
Currency/Interest Rate	(636)	0	43,934	(26,206)	(126,765)
Total cash flow hedges	(634)	0	43,816	(26,206)	(126,693)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	25,329	(1,555,807)	0	0	0
Currency	(16,012)	0	0	0	0
Currency/Interest Rate	(102,238)	0	0	(257)	0
Credit	14,350	0	0	0	0
Equity	1,744,218	(821,996)	0	0	0
Embedded Derivatives	(2,734,793)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(1,069,146)	(2,377,803)	0	(257)	0
Total	$(1,069,780)	$(2,377,803)	$43,816	$(26,463)	$(126,693)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Realized Investment Gains (Losses) (1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss) (1)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(8)	$0	$(312)
Currency/Interest Rate	7,636	0	36,734	34,070	99,043
Total cash flow hedges	7,637	0	36,726	34,070	98,731
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	661,978	(5,230,085)	0	0	0
Currency	18,952	0	0	0	0
Currency/Interest Rate	107,388	0	0	557	0
Credit	(15,904)	0	0	0	0
Equity	40,076	1,050,139	0	0	0
Embedded Derivatives	(312,814)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	499,676	(4,179,946)	0	557	0
Total	$507,313	$(4,179,946)	$36,726	$34,627	$98,731

	Year Ended December 31, 2021
	Realized Investment Gains (Losses) (1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss) (1)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$47	$0	$(161)
Currency/Interest Rate	1,357	0	15,983	11,119	48,169
Total cash flow hedges	1,359	0	16,030	11,119	48,008
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(53,626)	33,029	0	0	0
Currency	2,006	0	0	0	0
Currency/Interest Rate	44,350	0	0	79	0
Credit	2,892	0	0	0	0
Equity	(299,798)	(644,967)	0	0	0
Embedded Derivatives	(79,714)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(383,890)	(611,938)	0	79	0
Total	$(382,531)	$(611,938)	$16,030	$11,198	$48,008
(1)Amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(8,112)
Amount recorded in AOCI
Interest Rate	(112)
Currency/Interest Rate	76,628
Total amount recorded in AOCI	76,516
Amount reclassified from AOCI to income
Interest Rate	(49)
Currency/Interest Rate	(28,459)
Total amount reclassified from AOCI to income	(28,508)
Balance, December 31, 2021	$39,896
Amount recorded in AOCI
Interest Rate	(319)
Currency/Interest Rate	177,483
Total amount recorded in AOCI	177,164
Amount reclassified from AOCI to income
Interest Rate	7
Currency/Interest Rate	(78,440)
Total amount reclassified from AOCI to income	(78,433)
Balance, December 31, 2022	$138,627
Amount recorded in AOCI
Interest Rate	(44)
Currency/Interest Rate	(109,673)
Total amount recorded in AOCI	(109,717)
Amount reclassified from AOCI to income
Interest Rate	116
Currency/Interest Rate	(17,092)
Total amount reclassified from AOCI to income	(16,976)
Balance, December 31, 2023	$11,934

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2023 values, it is estimated that a pre-tax gain of $19 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2024.

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

Credit Derivatives
Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $643 million and $47 million as of December 31, 2023 and 2022, respectively. These credit derivatives are reported at fair value as an asset of $8 million and $0 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 the notional amount of these credit derivatives had $542 million in NAIC 3 and $101 million in NAIC 6.
The Company has no exposure on purchased credit protection as of December 31, 2023 and 2022.
Counterparty Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with regulated derivatives exchanges for exchange traded derivatives and its affiliate, Prudential Global Funding LLC (“PGF”), related to its OTC derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents (primarily commercial paper), short-term investments and certain OTC derivatives and embedded derivatives resulting from reinsurance.
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, contracts or contract features pertaining to living benefit features (market risk benefits) of the Company's variable annuity contracts and embedded derivatives associated with the index-linked features of certain universal life and annuity products.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$975,287	$0	$	$975,287
Obligations of U.S. states and their political subdivisions	0	776,627	0		776,627
Foreign government bonds	0	281,304	682		281,986
U.S. corporate public securities	0	9,495,912	0		9,495,912
U.S. corporate private securities	0	4,476,258	513,236		4,989,494
Foreign corporate public securities	0	1,698,965	7,129		1,706,094
Foreign corporate private securities	0	4,137,004	493,978		4,630,982
Asset-backed securities(2)	0	1,928,428	99,122		2,027,550
Commercial mortgage-backed securities	0	773,663	78,115		851,778
Residential mortgage-backed securities	0	396,070	0		396,070
Subtotal	0	24,939,518	1,192,262		26,131,780
Market risk benefit assets	0	0	2,367,243		2,367,243
Fixed maturities, trading	0	2,762,398	34,048		2,796,446
Equity securities(3)	790,346	11,285	28,709		830,340
Short-term investments	31,879	280,228	1,759		313,866
Cash equivalents	447,396	1,196,729	0		1,644,125
Other invested assets(4)	23,432	9,022,304	1	(9,028,019)	17,718
Other assets	0	0	224,019		224,019
Reinsurance recoverables	0	0	69,745		69,745
Receivables from parent and affiliates	0	147,984	0		147,984
Subtotal excluding separate account assets	1,293,053	38,360,446	3,917,786	(9,028,019)	34,543,266
Separate account assets(5)(6)	176,239	113,747,569	5,985		113,929,793
Total assets	$1,469,292	$152,108,015	$3,923,771	$(9,028,019)	$148,473,059
Market risk benefit liabilities	$0	$0	$5,144,401	$	$5,144,401
Policyholders' account balances	0	0	7,689,929		7,689,929
Payables to parent and affiliates	0	21,239,770	0	(18,588,647)	2,651,123
Other liabilities(7)	8,032	6,340	0	(8,032)	6,340
Total liabilities	$8,032	$21,246,110	$12,834,330	$(18,596,679)	$15,491,793

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$281,792	$0	$	$281,792
Obligations of U.S. states and their political subdivisions	0	628,200	0		628,200
Foreign government bonds	0	272,738	724		273,462
U.S. corporate public securities	0	6,443,944	0		6,443,944
U.S. corporate private securities	0	3,573,269	243,460		3,816,729
Foreign corporate public securities	0	1,371,354	6,868		1,378,222
Foreign corporate private securities	0	3,509,162	257,168		3,766,330
Asset-backed securities(2)	0	1,421,852	20,502		1,442,354
Commercial mortgage-backed securities	0	573,930	84,222		658,152
Residential mortgage-backed securities	0	336,216	0		336,216
Subtotal	0	18,412,457	612,944		19,025,401
Market risk benefit assets(8)	0	0	1,393,237		1,393,237
Fixed maturities, trading	0	1,936,159	0		1,936,159
Equity securities	108,076	6,403	28,593		143,072
Short-term investments	0	81,215	16,945		98,160
Cash equivalents	0	1,432,182	0		1,432,182
Other invested assets(4)	4,223	7,680,827	0	(7,637,939)	47,111
Other assets	0	0	141,041		141,041
Receivables from parent and affiliates	0	148,075	0		148,075
Subtotal excluding separate account assets	112,299	29,697,318	2,192,760	(7,637,939)	24,364,438
Separate account assets(5)(6)	102,243	108,682,425	4,645		108,789,313
Total assets	$214,542	$138,379,743	$2,197,405	$(7,637,939)	$133,153,751
Market risk benefit liabilities(8)	$0	$0	$5,521,601	$	$5,521,601
Policyholders' account balances	0	0	3,502,096		3,502,096
Payables to parent and affiliates	0	18,653,159	0	(16,568,242)	2,084,917
Other liabilities(7)	899	(9,496)	0	(670)	(9,267)
Total liabilities	$899	$18,643,663	$9,023,697	$(16,568,912)	$11,099,347

(1)“Netting” amounts represent cash collateral of $(9,569) million and $(8,931) million as of December 31, 2023 and 2022, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Equity securities excluded from the fair value hierarchy include a fund for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of December 31, 2023, the fair value of this investment was $14.6 million.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2023 and 2022, the fair values of such investments were $67 million and $69 million, respectively.
(5)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company's Consolidated Statements of Financial Position.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2023 and 2022, the fair value of such investments was $5,259 million and $5,262 million, respectively.
(7)Other liabilities includes embedded derivatives associated with reinsurance agreements.
(8)Amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2023 and 2022, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
The Company conducts several specific price monitoring activities. Daily analyses identify price changes over predetermined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends and back testing.
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
The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including SOFR, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.
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
Other Assets - Consists primarily of deposit assets related to reinsurance agreements using deposit accounting under U.S. GAAP, which include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. The methods and assumptions used to estimate the fair value are consistent with those described below in “Policyholders' account balances”.
Reinsurance Recoverables - Reinsurance recoverables primarily includes an embedded derivative associated with receivables from modified coinsurance arrangements.
Market Risk Benefits - As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the insurance entity to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.
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
Policyholders' Account Balances - The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life and annuity products that provide policyholders with index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.
As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option cost for future index term periods, where the terms of index crediting rates have not yet been declared by the Company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. Since the valuation of these liabilities require the use of management’s judgment to determine these risk premiums and the use of unobservable inputs, these liabilities are reflected within Level 3 in the fair value hierarchy.
Capital market inputs, including interest rates and equity market volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.
Other Liabilities - Other liabilities primarily includes an embedded derivative associated with certain funds withheld reinsurance arrangements that are described in Note 11. The fair value of the liability is determined based on the valuation of the underlying funds withheld assets identified to support the payable due to the applicable reinsurance counterparties.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$81,635	Discounted cash flow	Discount rate	6.98%	20%	9.73%	Decrease
		Liquidation	Liquidation value	63.62%	63.62%	63.62%	Increase
Commercial mortgage-backed securities	$78,115	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.71%	Decrease
Market risk benefit assets(4)	$2,367,243	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.41%	1.91%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets	$224,019	Discounted cash flow	Lapse rate(5)	1%	80%		Increase
			Spread over SOFR(6)	0.41%	1.85%		Increase
			Mortality rate(9)	0%	23%		Increase
			Equity volatility curve	6%	25%		Decrease
			Option Budget(11)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(4)	$5,144,401	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.41%	1.91%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$7,689,929	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.41%	1.85%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	6%	25%		Increase
			Option Budget(11)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs		Minimum		Maximum	Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$408,494	Discounted cash flow	Discount rate		9.77%		20%	16.53%		Decrease
		Market Comparables	EBITDA multiples(3)	2.2	X	23.5	X	8.1	X	Increase
Market risk benefit assets(4)(12)	$1,393,237	Discounted cash flow	Lapse rate(5)		1%		20%			Increase
			Spread over SOFR(6)		0.50%		2.20%			Increase
			Utilization rate(7)		38%		95%			Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)		0%		15%			Increase
			Equity volatility curve		18%		26%			Decrease
Liabilities:
Market risk benefit liabilities(4)(12)	$5,521,601	Discounted cash flow	Lapse rate(5)		1%		20%			Decrease
			Spread over SOFR(6)		0.50%		2.20%			Decrease
			Utilization rate(7)		38%		95%			Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)		0%		15%			Decrease
			Equity volatility curve		18%		26%			Increase
Policyholders' account balances(10)	$3,502,096	Discounted cash flow	Lapse rate(5)		1%		80%			Decrease
			Spread over SOFR(6)		0.22%		2.26%			Decrease
			Mortality rate(9)		0%		23%			Decrease
			Equity volatility curve		6%		30%			Increase
			Option Budget(11)		(2)%		6%			Increase
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
(5)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these balances.
(6)The spread over the SOFR swap curve and the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2023 and 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from that of the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2023 and 2022, the minimum withdrawal rate assumption is 81% and 77%, respectively. As of December 31, 2023 and 2022, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(9)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
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
(11)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budget determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.
(12)Amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

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
Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increases, credit spreads widen, which results in a decrease in fair value.
Commercial Mortgage-backed Securities – Interrelationships may exist between the prepayment rate, the default rate and/or loss severity, depending on specific market conditions. In stronger economic cycles, prepayment rates are generally driven by underlying property appreciation and subsequent cash-out refinances, while default rates and loss severity may be lower. During weaker economic cycles, prepayment rates may decline, while default rates and loss severity increase. Generally, a change in the assumption used for the probability of default would be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The impact of these factors on average life and economics varies with the deal structure and tranche subordination.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities - The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods (excluding MRBs disclosed in Note 10). When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

	Year Ended December 31, 2023(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(42)	$0	$0	$0	$0	$0	$0	$0	$682	$(53)
Corporate securities(3)	507,496	85	567,936	(39,722)	0	(130,688)	3,129	117,671	(11,564)	1,014,343	(973)
Structured securities(4)	104,724	(4,442)	241,159	(37)	0	(2,147)	(2,222)	4,537	(164,335)	177,237	(4,298)
Other assets:
Fixed maturities, trading	0	1,083	36,284	0	0	0	2,931	0	(6,250)	34,048	1,225
Equity securities	28,593	(928)	2,531	0	0	0	(1,487)	0	0	28,709	(928)
Other invested assets	0	1	0	0	0	0	0	0	0	1	1
Short-term investments	16,945	2,573	4,922	0	0	(21,322)	(1,359)	0	0	1,759	0
Other assets	141,041	(40,062)	145,922	0	0	(22,882)	0	0	0	224,019	(62,944)
Reinsurance recoverables(5)	0	(3,034)	75,143	0	0	0	(2,364)	0	0	69,745	(3,034)
Separate account assets	4,645	408	2,216	(1,124)	0	(160)	0	0	0	5,985	406
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(2,641,436)	0	0	(1,653,028)	0	106,631	0	0	(7,689,929)	(360,807)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,081)	$0	$0	$(2,808)	$490	$(2,904)	$0	$0	$(2,420)
Other assets:
Fixed maturities, trading	0	1,080	0	0	3	0	1,225	0	0
Equity securities	0	(928)	0	0	0	0	(928)	0	0
Other invested assets	1	0	0	0	0	1	0	0	0
Short-term investments	1,857	0	0	(73)	789	0	0	0	0
Other assets	(40,062)	0	0	0	0	(62,944)	0	0	0
Reinsurance recoverables	(3,034)	0	0	0	0	(3,034)	0	0	0
Separate account assets	0	0	408	0	0	0	0	406	0
Liabilities:
Policyholders' account balances	(2,641,436)	0	0	0	0	(360,807)	0	0	0

	Year Ended December 31, 2022(6)(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$150	$73	$501	$0	$0	$0	$0	$0	$0	$724	$69
Corporate securities(3)	385,634	(47,296)	323,603	(62,827)	0	(102,377)	106,408	10,475	(106,124)	507,496	(45,235)
Structured securities(4)	173,944	(26,318)	81,576	0	0	(1,993)	0	0	(122,485)	104,724	(28,489)
Other assets:
Equity securities	12,472	(3,310)	10,000	(230)	0	0	9,661	0	0	28,593	(3,872)
Short-term investments	0	114	18,046	0	0	(8,560)	7,290	55	0	16,945	73
Other assets	72,937	44,096	49,677	0	0	(3,855)	(21,814)	0	0	141,041	47,951
Separate account assets	0	(70)	7,715	(3,000)	0	0	0	0	0	4,645	(70)
Liabilities:
Policyholders' account balances(5)	(3,245,773)	(409,912)	0	0	(1,094,824)	0	1,248,413	0	0	(3,502,096)	(289,548)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022(6)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(16,829)	$0	$0	$(56,470)	$(242)	$(14,416)	$0	$0	$(59,239)
Other assets:
Equity securities	0	(3,310)	0	0	0	0	(3,872)	0	0
Short-term investments	77	0	0	73	(36)	0	0	0	73
Other assets	44,096	0	0	0	0	47,951	0	0	0
Separate account assets	0	0	(70)	0	0	0	0	(70)	0
Liabilities:
Policyholders' account balances	(409,912)	0	0	0	0	(289,548)	0	0	0

	Year Ended December 31, 2021(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(832)	$0	$(6,318)	$388	$(1,778)	$0	$(5,346)
Other assets:
Fixed maturities, trading	0	46	0	0	0	46	0
Equity securities	0	709	0	0	0	709	0
Short-term investments	181	0	0	0	0	0	0
Cash equivalents	147	0	0	0	0	0	0
Other assets	1,258	0	0	0	359	0	0
Liabilities:
Policyholders' account balances	(78,321)	0	0	0	5,476	0	0

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
(3)Includes U.S. corporate public, U.S. corporate private, foreign corporate public, and foreign corporate private securities.
(4)Includes asset-backed and commercial mortgage-backed securities.
(5)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables are presented net in the rollforward.
(6)Effective January 1, 2021, Future policy benefits previously included in "Changes in Level 3 Assets and Liabilities" are now reported as Market Risk Benefits. See Note 10 for additional information.
(7)Excludes MRB assets of $2,367 million and $1,393 million and MRB liabilities of $5,144 million and $5,522 million as of December 31, 2023 and 2022, respectively. See Note 10 for additional information.

Nonrecurring Fair Value Measurements - The following tables represent information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3). For the years ended December 31, 2023 and 2021, there were no triggering events.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Equity in earnings of operating joint venture, net of taxes
Investment in joint venture	$0	$(75,000)	$0

Gains (Losses):
Other invested assets	$0	$(11,125)	$0

	December 31, 2023	December 31, 2022
	(in thousands)
Carrying value after measurement as of period end:
Investment in joint venture(1)	$0	$60,456
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

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$5,918,386	$5,918,386	$6,122,721
Policy loans	0	0	1,472,677	1,472,677	1,472,677
Short-term investments	66,500	0	0	66,500	66,500
Cash and cash equivalents	470,668	24,999	0	495,667	495,667
Accrued investment income	0	333,838	0	333,838	333,838
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	184,599	0	184,599	184,599
Other assets	0	80,646	1,489,983	1,570,629	1,570,629
Total assets	$537,168	$624,082	$8,903,201	$10,064,451	$10,270,168
Liabilities:
Policyholders’ account balances - investment contracts	$0	$955,647	$5,396,885	$6,352,532	$6,368,061
Cash collateral for loaned securities	0	218,310	0	218,310	218,310
Short-term debt to affiliates	0	176,110	0	176,110	180,411
Payables to parent and affiliates	0	16,573	0	16,573	16,573
Other liabilities	0	2,121,861	32,423	2,154,284	2,154,283
Total liabilities	$0	$3,488,501	$5,429,308	$8,917,809	$8,937,638

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$4,602,177	$4,602,177	$4,928,680
Policy loans	0	0	505,367	505,367	505,367
Short-term investments	26,331	0	0	26,331	26,331
Cash and cash equivalents	675,445	290,000	0	965,445	965,445
Accrued investment income	0	219,635	0	219,635	219,635
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	76,846	0	76,846	76,846
Other assets	0	94,200	730,682	824,882	824,882
Total assets	$701,776	$680,681	$5,863,353	$7,245,810	$7,574,369
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,192,271	$3,141,000	$4,333,271	$4,351,945
Cash collateral for loaned securities	0	86,750	0	86,750	86,750
Short-term debt to affiliates	0	120,325	0	120,325	126,250
Long-term debt to affiliates	0	173,905	0	173,905	185,563
Payables to parent and affiliates	0	41,654	0	41,654	41,654
Other liabilities	0	1,269,615	33,250	1,302,865	1,302,866
Total liabilities	$0	$2,884,520	$3,174,250	$6,058,770	$6,095,028
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
Commercial Mortgage and Other Loans
The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the relative strength of the underlying collateral, the principal exit strategies for the loans, prevailing interest rates and credit risk.
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
Reinsurance Recoverables
Reinsurance recoverables include corresponding receivables associated with modified coinsurance arrangements and other reinsurance arrangements between the Company and related parties. See Note 11 for additional information about the Company's reinsurance arrangements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Other Assets
Other assets primarily consists of deposit assets related to the reinsurance agreements with Pruco Life and a third-party reinsurer, which uses deposit accounting under U.S. GAAP. The deposit assets are adjusted as amounts are paid, consistent with the underlying contracts. Also included are other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.
Policyholders’ Account Balances - Investment Contracts
Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.
Cash Collateral for Loaned Securities
Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. Due to the short-term nature of these transactions, the carrying value approximates fair value.
Debt
The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For debt with a maturity of less than 90 days, the carrying value approximates fair value.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

6. DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS
Deferred Policy Acquisition Costs
The following table shows a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, January 1, 2021	$0	$0	$462,099	$2,030,983	$2,493,082
Capitalization	576	32,590	168,760	653,864	855,790
Amortization expense	(1,008)	(146,952)	(53,775)	(123,860)	(325,595)
Other(1)	84,913	3,921,094	0	24	4,006,031
Balance, December 31, 2021	84,481	3,806,732	577,084	2,561,011	7,029,308
Capitalization	31,494	270,864	127,541	532,678	962,577
Amortization expense	(13,724)	(341,142)	(55,423)	(109,987)	(520,276)
Other(2)	0	0	(365)	(540,819)	(541,184)
Balance, December 31, 2022	102,251	3,736,454	648,837	2,442,883	6,930,425
Capitalization	117,851	241,136	159,000	576,920	1,094,907
Amortization expense	(22,165)	(326,444)	(63,949)	(121,877)	(534,435)
Other(3)	0	(393,385)	0	(1)	(393,386)
Balance, December 31, 2023	$197,937	$3,257,761	$743,888	$2,897,925	$7,097,511
(1)    Includes the impact of the 2021 Variable Annuities Recapture as well as the assuming of DAC upon Affiliated reinsurance agreement with FLIAC within Fixed Annuities. See Note 1 and Note 11 for additional information.
(2)    Includes the impact of the reinsurance agreement with Lotus Re. See Note 11 for additional information.
(3)    Includes the impact of the reinsurance agreement with AuguStar. See Note 11 for additional information.

Deferred Reinsurance Losses

The following table shows a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Variable Annuities	Term Life	Total
	(in thousands)
Balance, January 1, 2021	$274,415	$87,932	$362,347
Amortization expense	(14,847)	(9,506)	(24,353)
Other	(4,991)	0	(4,991)
Balance, December 31, 2021	254,577	78,426	333,003
Amortization expense	(31,057)	(9,048)	(40,105)
Other	(5)	0	(5)
Balance, December 31, 2022	223,515	69,378	292,893
Amortization expense	(29,403)	(8,374)	(37,777)
Other	(1)	0	(1)
Balance, December 31, 2023	$194,111	$61,004	$255,115

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Deferred Reinsurance Gains

The following table shows a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, January 1, 2021	$0	$0	$174,259	$174,259
Amortization	(657)	0	(7,365)	(8,022)
Other(1)	78,795	0	7,704	86,499
Balance, December 31, 2021	78,138	0	174,598	252,736
Amortization	(6,437)	0	(79,952)	(86,389)
Other(2)	(13,803)	0	1,340,312	1,326,509
Balance, December 31, 2022	57,898	0	1,434,958	1,492,856
Amortization	(9,790)	(15,612)	(71,462)	(96,864)
Other(3)	(34)	277,333	0	277,299
Balance, December 31, 2023	$48,074	$261,721	$1,363,496	$1,673,291
(1)    Includes the impact of the 2021 Variable Annuities Recapture.
(2)    Includes $1,352 million deferred gain related to the reinsurance agreement with Lotus Re, entered into January 1, 2022.
(3)    Includes the impact of the reinsurance agreement with AuguStar. See Note 11 for additional information.

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

Variable Annuities
(in thousands)
Balance, January 1, 2021	$0
Capitalization	167
Amortization expense	(17,885)
Other(1)	432,337
Balance, December 31, 2021	414,619
Capitalization	676
Amortization expense	(33,791)
Balance, December 31, 2022	381,504
Capitalization	1,514
Amortization expense	(31,625)
Other	31
Balance, December 31, 2023	$351,424
(1)    Includes the impact of the 2021 Variable Annuities Recapture.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,954	$2,510
U.S. corporate securities	9,504	8,702
Foreign corporate securities	1,763	1,420
Mortgage-backed securities	186	276
Mutual funds:
Equity	72,614,821	67,144,660
Fixed Income	37,065,162	38,109,374
Other	4,101,661	3,441,016
Equity securities	104,159	49,260
Other invested assets	5,258,900	5,262,178
Short-term investments	2,126	1,237
Cash and cash equivalents	27,249	30,613
Total	$119,188,485	$114,051,246

For the periods ended December 31, 2023, 2022 and 2021, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Year Ended December 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,447	$22,265,799	$114,051,246
Deposits	440,707	2,745,751	3,186,458
Investment performance	12,219,777	4,310,729	16,530,506
Policy charges	(2,296,859)	(829,539)	(3,126,398)
Surrenders and withdrawals	(9,687,372)	(347,955)	(10,035,327)
Benefit payments	(73,791)	(226,242)	(300,033)
Net transfers (to) from general account(1)	(15,121)	(1,175,575)	(1,190,696)
Other	10,333	62,396	72,729
Balance, end of period	$92,383,121	$26,805,364	$119,188,485

Cash surrender value(2)	$91,201,190	$23,700,726	$114,901,916

	Year Ended December 31, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$123,977,624	$25,820,204	$149,797,828
Deposits	658,695	2,275,000	2,933,695
Investment performance	(21,600,783)	(4,270,091)	(25,870,874)
Policy charges	(2,513,831)	(767,168)	(3,280,999)
Surrenders and withdrawals	(8,481,231)	(339,931)	(8,821,162)
Benefit payments	(62,586)	(278,140)	(340,726)
Net transfers (to) from general account	(206,269)	(213,752)	(420,021)
Other	13,828	39,677	53,505
Balance, end of period	$91,785,447	$22,265,799	$114,051,246

Cash surrender value(2)	$90,208,083	$19,575,562	$109,783,645

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$124,275,626	$21,464,796	$145,740,422
Deposits	669,497	2,397,739	3,067,236
Investment performance	13,179,092	3,482,547	16,661,639
Policy charges	(2,937,255)	(703,264)	(3,640,519)
Surrenders and withdrawals	(11,147,772)	(403,558)	(11,551,330)
Benefit payments	(74,953)	(289,298)	(364,251)
Net transfers (to) from general account	3,449	(164,405)	(160,956)
Other	9,940	35,647	45,587
Balance, end of period	$123,977,624	$25,820,204	$149,797,828

Cash surrender value(2)	$121,847,584	$23,174,409	$145,021,993
(1) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
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

In 2021, the actuarial assumption update for direct and assumed benefit reserves and additional insurance reserves was immaterial.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Year Ended December 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of assumption update	(790)	0	(790)
Effect of actual variances from expected experience and other activity	(200,513)	(989)	(201,502)
Adjusted balance, beginning of period	11,265,387	(989)	11,264,398
Issuances	712,495	36,646	749,141
Net premiums / considerations collected	(1,345,514)	(35,657)	(1,381,171)
Interest accrual	521,176	0	521,176
Balance at original discount rate, end of period	11,153,544	0	11,153,544
Effect of cumulative changes in discount rate assumptions, end of period	(225,711)	0	(225,711)
Balance, end of period	$10,927,833	$0	$10,927,833

	Year Ended December 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,035	24,876	986,911
Balance at original discount rate, beginning of period	18,797,286	229,603	19,026,889
Effect of assumption update	(1,044)	0	(1,044)
Effect of actual variances from expected experience and other activity	(263,243)	6,991	(256,252)
Adjusted balance, beginning of period	18,532,999	236,594	18,769,593
Issuances	712,495	36,646	749,141
Interest accrual	895,023	8,440	903,463
Benefit payments	(1,386,583)	(33,287)	(1,419,870)
Other adjustments	3,844	(84)	3,760
Balance at original discount rate, end of period	18,757,778	248,309	19,006,087
Effect of cumulative changes in discount rate assumptions, end of period	(331,571)	(19,521)	(351,092)
Balance, end of period	$18,426,207	$228,788	$18,654,995
Other, end of period			1,765
Total balance, end of period			$18,656,760

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,498,374	$228,788	$7,727,162
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,498,418	228,788	7,727,206
Less: Reinsurance recoverable	6,817,488	18,489	6,835,977
Balance after reinsurance recoverable, end of period, post-flooring	$680,930	$210,299	$891,229

	Year Ended December 31, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$12,485,056	$0	$12,485,056
Effect of cumulative changes in discount rate assumptions, beginning of period	(1,826,120)	0	(1,826,120)
Balance at original discount rate, beginning of period	10,658,936	0	10,658,936
Effect of assumption update	1,295,294	0	1,295,294
Effect of actual variances from expected experience and other activity	(112,661)	(1,143)	(113,804)
Adjusted balance, beginning of period	11,841,569	(1,143)	11,840,426
Issuances	439,874	30,469	470,343
Net premiums / considerations collected	(1,339,902)	(29,326)	(1,369,228)
Interest accrual	525,149	0	525,149
Balance at original discount rate, end of period	11,466,690	0	11,466,690
Effect of cumulative changes in discount rate assumptions, end of period	(554,896)	0	(554,896)
Balance, end of period	$10,911,794	$0	$10,911,794

	Year Ended December 31, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$20,937,097	$237,065	$21,174,162
Effect of cumulative changes in discount rate assumptions, beginning of period	(3,607,275)	(16,704)	(3,623,979)
Balance at original discount rate, beginning of period	17,329,822	220,361	17,550,183
Effect of assumption update	1,756,995	0	1,756,995
Effect of actual variances from expected experience and other activity	(206,175)	(1,639)	(207,814)
Adjusted balance, beginning of period	18,880,642	218,722	19,099,364
Issuances	439,874	30,469	470,343
Interest accrual	888,525	7,836	896,361
Benefit payments	(1,416,823)	(27,138)	(1,443,961)
Other adjustments	5,068	(286)	4,782
Balance at original discount rate, end of period	18,797,286	229,603	19,026,889
Effect of cumulative changes in discount rate assumptions, end of period	(962,035)	(24,876)	(986,911)
Balance, end of period	$17,835,251	$204,727	$18,039,978
Other, end of period			2,127
Total balance, end of period			$18,042,105

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$6,923,457	$204,727	$7,128,184
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	6,923,457	204,727	7,128,184
Less: Reinsurance recoverable	6,497,257	16,460	6,513,717
Balance after reinsurance recoverable, end of period, post-flooring	$426,200	$188,267	$614,467

	Year Ended December 31, 2021
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$12,791,701	$0	$12,791,701
Effect of cumulative changes in discount rate assumptions, beginning of period	(2,461,823)	0	(2,461,823)
Balance at original discount rate, beginning of period	10,329,878	0	10,329,878
Effect of assumption update	39,089	0	39,089
Effect of actual variances from expected experience and other activity	246,712	0	246,712
Adjusted balance, beginning of period	10,615,679	0	10,615,679
Issuances	747,703	29,700	777,403
Net premiums / considerations collected	(1,193,642)	(29,700)	(1,223,342)
Interest accrual	489,196	0	489,196
Balance at original discount rate, end of period	10,658,936	0	10,658,936
Effect of cumulative changes in discount rate assumptions, end of period	1,826,120	0	1,826,120
Balance, end of period	$12,485,056	$0	$12,485,056

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$21,897,943	$237,094	$22,135,037
Effect of cumulative changes in discount rate assumptions, beginning of period	(4,893,834)	(27,090)	(4,920,924)
Balance at original discount rate, beginning of period	17,004,109	210,004	17,214,113
Effect of assumption update	40,236	0	40,236
Effect of actual variances from expected experience and other activity	268,005	(1,422)	266,583
Adjusted balance, beginning of period	17,312,350	208,582	17,520,932
Issuances	747,703	29,700	777,403
Interest accrual	832,663	7,454	840,117
Benefit payments	(1,566,091)	(25,328)	(1,591,419)
Other adjustments	3,197	(47)	3,150
Balance at original discount rate, end of period	17,329,822	220,361	17,550,183
Effect of cumulative changes in discount rate assumptions, end of period	3,607,275	16,704	3,623,979
Balance, end of period	$20,937,097	$237,065	$21,174,162
Other, end of period			2,902
Total balance, end of period			$21,177,064

	Year Ended December 31, 2021
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$8,452,041	$237,065	$8,689,106
Flooring impact, end of period	951	0	951
Balance, end of period, post-flooring	8,452,992	237,065	8,690,057
Less: Reinsurance recoverable	7,855,802	19,314	7,875,116
Balance after reinsurance recoverable, end of period, post-flooring	$597,190	$217,751	$814,941

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Year Ended December 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,871,767	$0
Discounted expected future gross premiums (at original discount rate)	$15,027,611	$0
Discounted expected future gross premiums (at current discount rate)	$14,748,999	$0
Undiscounted expected future benefits and expenses	$29,118,532	$332,902
Interest accrual	$373,845	$8,440
Gross premiums	$1,804,955	$41,111
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.17%	3.70%
Weighted-average interest rate (at current discount rate)	4.99%	4.95%

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$22,223,836	$0
Discounted expected future gross premiums (at original discount rate)	$15,322,180	$0
Discounted expected future gross premiums (at current discount rate)	$14,587,657	$0
Undiscounted expected future benefits and expenses	$29,330,574	$306,286
Interest accrual	$363,375	$7,836
Gross premiums	$1,831,360	$32,105
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.23%	3.60%
Weighted-average interest rate (at current discount rate)	5.39%	5.33%

	Year Ended December 31, 2021
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$24,005,621	$0
Discounted expected future gross premiums (at original discount rate)	$16,246,950	$0
Discounted expected future gross premiums (at current discount rate)	$19,102,730	$0
Undiscounted expected future benefits and expenses	$27,127,403	$293,095
Interest accrual	$343,467	$7,454
Gross premiums	$1,822,261	$35,672
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	11	7
Weighted-average interest rate (at original discount rate)	5.30%	3.47%
Weighted-average interest rate (at current discount rate)	2.55%	2.49%
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

In 2023, there was a $31 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $30 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In 2022, there was an $83 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by an $82 million gain, reflecting the impact of ceded reinsurance on the affected cohorts.

In 2021, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability for the years ended December 31, are as follows:

	2023	2022	2021
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$18,193	$15,765	$9,959
Effect of actual variances from expected experience and other activity	(6,978)	1,250	1,247
Adjusted balance, beginning of period	11,215	17,015	11,206
Profits deferred	5,191	2,511	5,823
Interest accrual	552	616	529
Amortization	(2,129)	(1,909)	(1,793)
Other adjustments	(11)	(40)	0
Balance, end of period	14,818	18,193	15,765
Less: Reinsurance recoverable	1,365	1,684	1,726
Balance after reinsurance recoverable	$13,453	$16,509	$14,039

The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, for the years ended December 31,:

	2023	2022	2021
	Fixed Annuities
	(in thousands)
Revenue(1)	$3,375	$(2,428)	$(5,805)
Interest accrual	552	616	529
(1)Represents the gross premiums collected in changes in deferred profit liability.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including GMDB and GMIB contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products, for the years ended December 31,:

	2023	2022	2021
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$12,664,445	$11,660,527	$10,878,087
Flooring impact and amounts in AOCI	1,269,236	(896,931)	(1,169,972)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	13,933,681	10,763,596	9,708,115
Effect of assumption update	22,910	2,197,592	(1,243)
Effect of actual variances from expected experience and other activity	34,021	(223,185)	53,125
Adjusted balance, beginning of period	13,990,612	12,738,003	9,759,997
Assessments collected(1)	929,709	961,924	848,263
Interest accrual	486,253	433,631	344,789
Benefits paid	(294,199)	(199,877)	(189,453)
Balance, excluding amounts in AOCI, end of period, pre-flooring	15,112,375	13,933,681	10,763,596
Flooring impact and amounts in AOCI	(831,583)	(1,269,236)	896,931
Balance, including amounts in AOCI, end of period, post-flooring	14,280,792	12,664,445	11,660,527
Less: Reinsurance recoverable	14,054,600	12,458,184	11,419,340
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$226,192	$206,261	$241,187
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	2023	2022	2021
	($ in thousands)
Interest accrual	$486,253	$433,631	$344,789
Gross assessments	$1,405,696	$1,367,796	$1,674,305
Weighted-average duration of the liability in years (at original discount rate)	22	23	22
Weighted-average interest rate (at original discount rate)	3.39%	3.37%	3.37%

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, Deferred Profit Liability and Additional Insurance Reserves including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Consolidated Statements of Financial Position for the years ended December 31,:

	2023	2022	2021
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,727,206	$7,128,184	$8,690,057
Deferred profit liability, end of period, post-flooring	14,818	18,193	15,765
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	14,280,792	12,664,445	11,660,527
Subtotal of amounts disclosed above	22,022,816	19,810,822	20,366,349
Other Future policy benefits reserves(1)	1,182,389	1,018,211	1,144,400
Total Future policy benefits	$23,205,205	$20,829,033	$21,510,749
(1)Represents balances for which disaggregated rollforward disclosures are not required, including unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Deferred Profit Liability and Additional Insurance Reserves, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Year Ended December 31, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,804,955	$0	$41,111	$1,846,066
Deferred profit liability	0	0	3,375	3,375
Additional insurance reserves	0	1,405,696	0	1,405,696
Total	$1,804,955	$1,405,696	$44,486	$3,255,137

	Year Ended December 31, 2022
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,831,360	$0	$32,105	$1,863,465
Deferred profit liability	0	0	(2,428)	(2,428)
Additional insurance reserves	0	1,367,796	0	1,367,796
Total	$1,831,360	$1,367,796	$29,677	$3,228,833

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,822,261	$0	$35,672	$1,857,933
Deferred profit liability	0	0	(5,805)	(5,805)
Additional insurance reserves	0	1,674,305	0	1,674,305
Total	$1,822,261	$1,674,305	$29,867	$3,526,433
(1)Represents "Gross premiums" for benefit reserves; "Gross assessments" for additional insurance reserves; and "Revenue" for deferred profit liability.

	Year Ended December 31, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$373,845	$0	$8,440	$382,285
Deferred profit liability	0	0	552	552
Additional insurance reserves	0	486,253	0	486,253
Total	$373,845	$486,253	$8,992	$869,090

	Year Ended December 31, 2022
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$363,375	$0	$7,836	$371,211
Deferred profit liability	0	0	616	616
Additional insurance reserves	0	433,631	0	433,631
Total	$363,375	$433,631	$8,452	$805,458

	Year Ended December 31, 2021
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$343,467	$0	$7,454	$350,921
Deferred profit liability	0	0	529	529
Additional insurance reserves	0	344,789	0	344,789
Total	$343,467	$344,789	$7,983	$696,239

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

9. POLICYHOLDERS' ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,823	$16,432,032	$18,736,365	$38,744,220
Deposits	2,612,775	4,633,727	2,117,153	9,363,655
Interest credited	101,192	277,708	556,057	934,957
Policy charges	(8,438)	(23,368)	(1,810,644)	(1,842,450)
Surrenders and withdrawals	(229,843)	(516,039)	(845,436)	(1,591,318)
Benefit payments	(50,522)	(30,461)	(83,409)	(164,392)
Net transfers (to) from separate account(1)	0	15,121	1,175,575	1,190,696
Change in market value and other adjustments(2)	163,326	2,048,045	322,052	2,533,423
Balance, end of period	6,164,313	22,836,765	20,167,713	49,168,791
Less: Reinsurance recoverables(3)	4,746	569,844	12,830,700	13,405,290
Policyholders' account balance net of reinsurance recoverables	$6,159,567	$22,266,921	$7,337,013	$35,763,501
Unearned revenue reserve				3,741,426
Other				102,583
Total Policyholders' account balance				$53,012,800

Weighted-average crediting rate	2.08%	1.40%	2.86%	2.12%
Net amount at risk(4)	$15	$0	$323,508,432	$323,508,447
Cash surrender value(5)	$5,307,537	$20,490,433	$18,676,852	$44,474,822

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Fixed Annuities(6)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,005,867	$11,465,411	$18,762,548	$33,233,826
Deposits	754,397	4,761,547	2,173,035	7,688,979
Interest credited	53,884	175,574	583,814	813,272
Policy charges	(5,118)	(5,482)	(1,795,879)	(1,806,479)
Surrenders and withdrawals	(68,343)	(282,497)	(873,034)	(1,223,874)
Benefit payments	(90,640)	(35,042)	(103,358)	(229,040)
Net transfers (to) from separate account	0	206,269	213,752	420,021
Change in market value and other adjustments(2)	(74,224)	146,252	(224,513)	(152,485)
Balance, end of period	3,575,823	16,432,032	18,736,365	38,744,220
Less: Reinsurance recoverables(3)	5,724	323,981	12,896,517	13,226,222
Policyholders' account balance net of reinsurance recoverables	$3,570,099	$16,108,051	$5,839,848	$25,517,998
Unearned revenue reserve				3,067,336
Other(6)				100,980
Total Policyholders' account balance				$41,912,536

Weighted-average crediting rate	1.64%	1.26%	3.11%	2.26%
Net amount at risk(4)	$3	$0	$304,864,582	$304,864,585
Cash surrender value(5)	$2,968,033	$13,844,151	$17,137,744	$33,949,928

	Year Ended December 31, 2021
	Fixed Annuities(6)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$379,981	$3,634,125	$18,363,958	$22,378,064
Deposits	396,377	725,701	2,523,000	3,645,078
Interest credited	1,181	94,453	508,391	604,025
Policy charges	(5,346)	(1,941)	(1,740,260)	(1,747,547)
Surrenders and withdrawals	(41,886)	(208,224)	(990,423)	(1,240,533)
Benefit payments	(87,897)	(41,851)	(132,586)	(262,334)
Net transfers (to) from separate account	0	(3,449)	164,405	160,956
Change in market value and other adjustments(2)	2,363,457	7,266,597	66,063	9,696,117
Balance, end of period	3,005,867	11,465,411	18,762,548	33,233,826
Less: Reinsurance recoverables(3)	7,066	340,527	11,706,343	12,053,936
Policyholders' account balance net of reinsurance recoverables	$2,998,801	$11,124,884	$7,056,205	$21,179,890
Unearned revenue reserve				2,398,788
Other(6)				98,066
Total Policyholders' account balance				$35,730,680

Weighted-average crediting rate	0.07%	1.25%	2.74%	2.31%
Net amount at risk(4)	$0	$0	$309,431,313	$309,431,313
Cash surrender value(5)	$2,476,677	$11,250,816	$16,915,935	$30,643,428

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)    Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
(2)    Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products. Includes $7,203 million related to assuming of policyholders' account balances with PALAC for the year ended December 31, 2021. See Note 1 for additional information.
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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$105	$337	$994	$117,377	$118,813
1.00% - 1.99%	487,191	73,393	234,487	79,713	874,784
2.00% - 2.99%	301,132	469,276	562,347	16,881	1,349,636
3.00% - 4.00%	29,131	0	0	0	29,131
Greater than 4.00%	0	0	0	0	0
Total	$817,559	$543,006	$797,828	$213,971	$2,372,364
Variable Annuities
Less than 1.00%	$908,097	$807,460	$18,083	$2	$1,733,642
1.00% - 1.99%	214,377	2,061	1,060	0	217,498
2.00% - 2.99%	23,323	4,071	4,135	0	31,529
3.00% - 4.00%	903,953	9,245	33	0	913,231
Greater than 4.00%	2,046	0	0	0	2,046
Total	$2,051,796	$822,837	$23,311	$2	$2,897,946
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$196,692	$196,692
1.00% - 1.99%	201,121	0	2,588,458	528,155	3,317,734
2.00% - 2.99%	28,061	1,445,439	2,789,520	260,651	4,523,671
3.00% - 4.00%	3,956,631	2,217,133	1,107,726	0	7,281,490
Greater than 4.00%	2,136,137	0	0	0	2,136,137
Total	$6,321,950	$3,662,572	$6,485,704	$985,498	$17,455,724

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	521,189	73,554	248,881	83,415	927,039
2.00% - 2.99%	208,420	0	0	0	208,420
3.00% - 4.00%	38,195	0	0	0	38,195
Greater than 4.00%	0	0	0	0	0
Total	$767,804	$73,554	$248,881	$83,415	$1,173,654
Variable Annuities
Less than 1.00%	$1,008,763	$861,119	$18,744	$2	$1,888,628
1.00% - 1.99%	243,223	2,257	1,294	0	246,774
2.00% - 2.99%	26,778	973	0	0	27,751
3.00% - 4.00%	1,070,958	2247	0	0	1,073,205
Greater than 4.00%	2,172	0	0	0	2,172
Total	$2,351,894	$866,596	$20,038	$2	$3,238,530
Variable Life / Universal Life
Less than 1.00%	$11,902	$0	$0	$0	$11,902
1.00% - 1.99%	418,399	0	773,591	1,928,342	3,120,332
2.00% - 2.99%	32,651	121,200	2,413,571	1,824,303	4,391,725
3.00% - 4.00%	4,737,864	3,510	2,093,511	129,398	6,964,283
Greater than 4.00%	2,145,123	0	0	0	2,145,123
Total	$7,345,939	$124,710	$5,280,673	$3,882,043	$16,633,365

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	9,470	0	0	0	9,470
2.00% - 2.99%	213,321	0	0	0	213,321
3.00% - 4.00%	42,418	0	0	0	42,418
Greater than 4.00%	0	0	0	0	0
Total	$265,209	$0	$0	$0	$265,209
Variable Annuities
Less than 1.00%	$1,070,567	$894,487	$19,207	$2	$1,984,263
1.00% - 1.99%	267,409	1,627	0	0	269,036
2.00% - 2.99%	30,738	62	0	0	30,800
3.00% - 4.00%	1,150,448	0	0	0	1,150,448
Greater than 4.00%	2,415	0	0	0	2,415
Total	$2,521,577	$896,176	$19,207	$2	$3,436,962
Variable Life / Universal Life
Less than 1.00%	$18,091	$0	$0	$0	$18,091
1.00% - 1.99%	380,144	0	0	2,537,887	2,918,031
2.00% - 2.99%	10,227	0	3,735,376	552,995	4,298,598
3.00% - 4.00%	4,793,734	2,048,590	343,129	53,673	7,239,126
Greater than 4.00%	2,092,925	0	0	0	2,092,925
Total	$7,295,121	$2,048,590	$4,078,505	$3,144,555	$16,566,771

(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
(2)     Prior period amounts have been updated to conform to current period presentation.

Unearned Revenue Reserve

The balances of and changes in URR as of and for the periods ended are as follows:

	Years Ended December 31,
	2023	2022	2021
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$3,067,336	$2,398,788	$1,745,269
Unearned revenue	827,960	799,185	760,153
Amortization expense	(153,779)	(129,525)	(106,634)
Other adjustments	(91)	(1,112)	0
Balance, end of period	3,741,426	3,067,336	2,398,788
Less: Reinsurance recoverables	1,690,255	1,542,900	939,798
Unearned revenue reserve net of reinsurance recoverables	$2,051,171	$1,524,436	$1,458,990

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	1,158,879	(246,747)	912,132
Claims paid	(85,898)	9,952	(75,946)
Interest accrual	293,205	(53,016)	240,189
Actual in force different from expected	79,030	(13,338)	65,692
Effect of changes in interest rates	(1,438,873)	455,062	(983,811)
Effect of changes in equity markets	(1,845,207)	180,953	(1,664,254)
Effect of assumption update	330,769	(54,067)	276,702
Issuances	29,433	7,680	37,113
Other adjustments(1)	(36,888)	(635,011)	(671,899)
Effect of changes in current period counterparty non-performance risk	0	(146,999)	(146,999)
Balance, end of period, before effect of changes in non-performance risk	4,762,985	(917,792)	3,845,193
Effect of cumulative changes in non-performance risk	(1,068,035)	0	(1,068,035)
Balance, end of period	$3,694,950	$(917,792)	$2,777,158

	Year Ended December 31, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$8,884,362	$(906,484)	$7,977,878
Effect of cumulative changes in non-performance risk	287,605	0	287,605
Balance, beginning of period, before effect of changes in non-performance risk	9,171,967	(906,484)	8,265,483
Attributed fees collected	1,249,956	(147,727)	1,102,229
Claims paid	(64,406)	3,456	(60,950)
Interest accrual	143,483	(13,438)	130,045
Actual in force different from expected	105,996	(9,968)	96,028
Effect of changes in interest rates	(7,271,427)	767,394	(6,504,033)
Effect of changes in equity markets	3,103,563	(326,575)	2,776,988
Effect of assumption update	(160,597)	23,171	(137,426)
Effect of changes in current period counterparty non-performance risk	0	187,910	187,910
Balance, end of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Effect of cumulative changes in non-performance risk	(1,727,910)	0	(1,727,910)
Balance, end of period	$4,550,625	$(422,261)	$4,128,364

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$13,577,543	$(13,589,575)	$(12,032)
Effect of cumulative changes in non-performance risk	722,837	0	722,837
Balance, beginning of period, before effect of changes in non-performance risk	14,300,380	(13,589,575)	710,805
Attributed fees collected	1,368,434	(759,997)	608,437
Claims paid	(29,401)	14,648	(14,753)
Interest accrual	24,824	(16,593)	8,231
Actual in force different from expected	(19,290)	22,687	3,397
Effect of changes in interest rates	(3,461,436)	3,240,588	(220,848)
Effect of changes in equity markets	(2,789,777)	2,070,833	(718,944)
Effect of assumption update	(221,767)	221,767	0
Other adjustments(1)	0	8,223,470	8,223,470
Effect of changes in current period counterparty non-performance risk	0	(334,312)	(334,312)
Balance, end of period, before effect of changes in non-performance risk	9,171,967	(906,484)	8,265,483
Effect of cumulative changes in non-performance risk	(287,605)	0	(287,605)
Balance, end of period	$8,884,362	$(906,484)	$7,977,878
(1)     Other adjustments for December 31, 2023 primarily includes $638 million related to the reinsurance transaction with AuguStar. See Note 11 for additional information. Other adjustments for December 31, 2021 includes the impact of the 2021 Variable Annuities Recapture. See Note 1 for additional information.

In 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities.

In 2022, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to mortality and policyholder behavior assumptions on certain variable annuities.

In 2021, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to long-term asset mix assumptions supporting claims on certain variable annuities.

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

The following table presents accompanying information to the rollforward table above.

	December 31, 2023	December 31, 2022	December 31, 2021
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$9,041,651	$12,141,947	$2,566,157
Weighted-average attained age of contractholders	70	68	66
(1)    For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	December 31, 2023	December 31, 2022	December 31, 2021
	Variable Annuities
	(in thousands)
Market risk benefit assets	$2,367,243	$1,393,237	$1,786,565
Market risk benefit liabilities	5,144,401	5,521,601	9,764,443
Net liability	$2,777,158	$4,128,364	$7,977,878

11. REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), Gibraltar Universal Life Reinsurance Company ("GUL Re"), Dryden Arizona Reinsurance Term Company (“DART”), Lotus Re, PALAC, a former subsidiary of Prudential Financial that was sold to Fortitude on April 1, 2022, which is discussed in Note 1, and Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a subsidiary of Prudential Financial that was sold to a third-party on June 30, 2021, as discussed below. As of July 1, 2021, the Company recaptured the risks related to its business that had been previously reinsured to PALAC as a result of the 2021 Variable Annuities Recapture, which is discussed below and in Note 1. The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily YRT and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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
Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2023	2022
	(in thousands)
Reinsurance recoverables(1)	$38,709,651	$37,096,562
Policy loans	(1,082,584)	(1,011,112)
Deferred policy acquisition costs(1)	(3,195,161)	(3,343,270)
Deferred sales inducements(1)	(35,313)	(38,146)
Market risk benefit assets(1)	1,165,378	543,177
Other assets(1)	1,897,410	1,146,794
Policyholders’ account balances(1)	5,977,108	7,157,639
Future policy benefits(1)	7,026,209	6,320,863
Market risk benefit liabilities(1)	249,538	120,916
Other liabilities(1)	4,397,862	2,891,433
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Unaffiliated reinsurance amounts included in the table above and in the Company's Consolidated Statements of Financial Position as of December 31, were as follows:

	2023	2022
	(in thousands)
Deferred policy acquisition costs(1)	$71,315	$111,379
Market risk benefit assets(1)	745,662	64,738
Other assets	1,795,422	1,034,000
Policyholders' account balances(1)	1,830,579	2,771,961
Future policy benefits	453	0
Market risk benefit liabilities(1)	131,594	40,731
Other liabilities	1,915,205	820,185
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Reinsurance recoverables by counterparty as of December 31, are broken out below:

	2023	2022(1)
	(in thousands)
PAR U	$15,722,061	$15,051,337
PURC	7,565,968	6,928,950
PARCC	2,304,270	2,437,589
GUL Re	3,211,899	3,124,697
PAR Term	2,101,004	2,040,599
Prudential Insurance	1,311,525	986,013
Term Re	2,080,564	1,830,197
Lotus Re	2,051,831	1,952,215
DART	744,043	578,462
Unaffiliated	1,616,486	2,166,503
Total reinsurance recoverables	$38,709,651	$37,096,562
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2023	2022	2021
	(in thousands)
Premiums:
Direct(1)	$1,853,184	$1,868,709	$1,903,865
Assumed	(61)	776	162
Ceded(1)	(1,524,226)	(1,604,277)	(1,719,569)
Net premiums(1)	328,897	265,208	184,458
Policy charges and fee income:
Direct(1)	2,995,595	3,034,193	3,348,259
Assumed(1)	604,311	594,622	565,814
Ceded(1)	(2,063,300)	(2,398,214)	(2,613,978)
Net policy charges and fee income(1)	1,536,606	1,230,601	1,300,095
Net investment income:
Direct	1,700,684	920,674	555,404
Assumed	1,364	1,513	1,049
Ceded	(26,526)	(38,186)	(6,218)
Net investment income(2)	1,675,522	884,001	550,235
Asset administration fees:
Direct	323,444	351,600	403,359
Assumed	0	0	0
Ceded	(90,494)	(67,418)	(201,182)
Net asset administration fees	232,950	284,182	202,177
Other income (loss):
Direct	636,930	(731,796)	227,035
Assumed	(475)	271	(66)
Ceded(1)	108,173	80,056	35,451
Net other income(1)(2)	744,628	(651,469)	262,420

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	2023	2022	2021
Realized investment gains (losses), net:
Direct(1)	(1,195,753)	497,016	(388,914)
Assumed(1)	162,291	(244,000)	12,592
Ceded(1)	(50,198)	83,366	(10,572)
Realized investment gains (losses), net(1)(2)	(1,083,660)	336,382	(386,894)
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	298,425	(181,260)	9,096,963
Assumed	(2,199)	0	0
Ceded(1)	(390,594)	(519,321)	(13,319,493)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	(94,368)	(700,581)	(4,222,530)
Policyholders’ benefits (including change in reserves):
Direct(1)	3,354,306	3,362,353	3,215,531
Assumed(1)	1,258,651	1,107,436	905,325
Ceded(1)	(4,109,168)	(4,011,416)	(4,038,146)
Net policyholders’ benefits (including change in reserves)(1)(2)	503,789	458,373	82,710
Change in estimates of liability for future policy benefits:
Direct(1)	(18,361)	1,716,983	99,202
Assumed(1)	8,644	679,863	(16,166)
Ceded(1)	13,669	(2,341,747)	(56,028)
Net change in estimates of liability for future policy benefits(1)	3,952	55,099	27,008
Interest credited to policyholders’ account balances:
Direct(1)	918,327	805,411	525,038
Assumed	136,725	74,402	138,202
Ceded(1)	(399,607)	(434,598)	(814,629)
Net interest credited to policyholders’ account balances(1)	655,445	445,215	(151,389)
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(399,870)	(150,374)	(2,195,677)
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2023	2022	2021
	(in thousands)
Premiums:
Assumed(1)	$(69)	$149	$162
Ceded(1)	(70,169)	(42,721)	(26,143)

Policy charges and fee income:
Assumed	1,563	2,113	0
Ceded	(143,764)	(81,781)	(65,451)

Net investment income(2):
Ceded	23,023	10,802	687

Asset administration fees:
Ceded	(22,415)	0	0

Other income (loss)(2):
Assumed	(211)	270	(68)
Ceded(1)	37,526	3,243	0

Realized investment gains (losses), net(2):
Assumed(1)	162,291	778,620	0
Ceded(1)	(45,711)	82,386	80,540

Change in value of market risk benefits, net of related hedging gain (loss):
Assumed(1)	(2,199)	0	0
Ceded(1)	(186,996)	(120,663)	(130,654)

Policyholders' benefits (including change in reserves)(2):
Assumed	804	2,566	429
Ceded(1)	(157,344)	(94,402)	(186,927)

Change in estimates of liability for future policy benefits:
Ceded(1)	(1,367)	(6,824)	0

Interest credited to policyholders' account balances:
Assumed	16,243	(95,285)	0
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2023	2022	2021
	(in thousands)
Direct gross life insurance face amount in force	$1,127,561,798	$1,093,610,227	$1,079,382,740
Assumed gross life insurance face amount in force	35,558,423	36,668,045	37,822,851
Reinsurance ceded	(1,027,473,705)	(1,009,571,304)	(992,635,327)
Net life insurance face amount in force	$135,646,516	$120,706,968	$124,570,264
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
On August 11, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, entered into a Share Purchase Agreement with Taishin Financial Holding Co., Ltd. (the “Buyer”) pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential of Taiwan. The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. On June 30, 2021, PIIH completed the sale of Prudential of Taiwan to the Buyer. This resulted in the removal of the insurance related liabilities and offsetting reinsurance recoverables previously on the books of Pruco Life. The Buyer provided Pruco Life a backstop indemnification and Pruco Life provided a guarantee to stand ready to perform in the event of default by both Prudential of Taiwan and the Buyer. Refer to Note 16 for details on the guarantee.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
Significant Third-Party Reinsurance Arrangements
AuguStar Life Insurance Company (Formerly Known as The Ohio National Life Insurance Company)
Effective April 1, 2023, the Company entered into an agreement with AuguStar, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. This block represents approximately 10% of the Company’s remaining legacy in force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its PDI traditional variable annuity contracts. The general account liabilities associated with PDI's guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $277 million deferred reinsurance gain that will be amortized into income over the estimated remaining life of the reinsured policies.
FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, "Reinsurance recoverables" includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature, which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of December 31, 2023, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Reinsurance Ltd. (“Somerset Re") to coinsure business, on a quota share funds withheld basis, related to fixed index annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $1,618 million and $828 million at December 31, 2023 and 2022, respectively. The funds withheld liabilities totaled $1,518 million and $705 million at December 31, 2023 and 2022, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of December 31, 2023, $2.3 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
12. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Current tax expense (benefit):
U.S. federal	$698,170	$(345,263)	$440,649
State and local	14,550	4,479	5,002
Total	712,720	(340,784)	445,651
Deferred tax expense (benefit):
U.S. federal(1)	(683,342)	45,249	(920,437)
Total	(683,342)	45,249	(920,437)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	29,378	(295,535)	(474,786)
Income tax expense (benefit) on equity in earnings of operating joint ventures	(109)	(193)	(147)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)(1)	(5,627)	(106,197)	(128,241)
Total income tax expense (benefit)	$23,642	$(401,925)	$(603,174)
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2023, 2022 and 2021, and the reported income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Expected federal income tax expense (benefit)(1)	$103,215	$(207,292)	$(392,740)
Non-taxable investment income	(42,730)	(46,426)	(48,662)
Tax credits	(42,578)	(47,544)	(36,806)
Changes in tax law	0	0	(3,644)
State tax (net of federal benefit)(2)	11,495	3,538	3,952
Other(2)	(24)	2,189	3,114
Reported income tax expense (benefit)	$29,378	$(295,535)	$(474,786)
Effective tax rate(1)	6.0%	29.9%	25.4%

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)    Prior period amounts have been updated to conform to current period presentation.

The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” The Company’s effective tax rate for fiscal years 2023, 2022 and 2021 was 6.0%, 29.9% and 25.4%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2023, 2022 and 2021, and the Company’s effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $40 million of the total $43 million of 2023 non-taxable investment income, $44 million of the total $46 million of 2022 non-taxable investment income, and $46 million of the total $49 million of 2021 non-taxable investment income. The DRD for the current period was estimated using information from 2022, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
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

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Insurance reserves(1)	$1,660,421	$1,235,687
Investments(1)	776,190	354,538
Net unrealized loss on securities(1)	296,749	481,989
Other(1)	4,723	2,801
Deferred tax assets	2,738,083	2,075,015
Deferred tax liabilities:
Deferred policy acquisition cost(1)	936,929	954,953
Deferred sales inducements(1)	72,791	80,116
Deferred tax liabilities	1,009,720	1,035,069
Net deferred tax asset (liability)	$1,728,363	$1,039,946
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2023, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.
The Company had no valuation allowance as of December 31, 2023, and 2022. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $492 million, $(987) million and $(1,870) million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2023, 2022, and 2021. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2023, the Company remains subject to examination in the U.S. for tax years 2014 through 2023.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

13. EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Operations and Comprehensive Income (Loss). Net unrealized investment gains (losses) are described in further detail in Note 2, Note 8 (Interest rate remeasurement of Liability for Future Policy Benefits) and Note 10 (Gains (losses) from Changes in Nonperformance Risk on Market Risk Benefits). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(7,797)	$553,925	$0	$0	$546,128
Cumulative effect of adoption of ASU 2018-12	0	(81,364)	(155,255)	571,039	334,420
Change in OCI before reclassifications(2)	(3,891)	(185,492)	37,274	(435,232)	(587,341)
Amounts reclassified from AOCI	0	(24,994)	0	0	(24,994)
Income tax benefit (expense)(2)	414	44,256	(7,828)	91,399	128,241
Balance, December 31, 2021	(11,274)	306,331	(125,809)	227,206	396,454
Change in OCI before reclassifications(2)	(9,337)	(2,249,609)	310,351	1,440,307	(508,288)
Amounts reclassified from AOCI	0	(4,428)	0	0	(4,428)
Income tax benefit (expense)(2)	604	473,231	(65,174)	(302,464)	106,197
Balance, December 31, 2022	(20,007)	(1,474,475)	119,368	1,365,049	(10,065)
Change in OCI before reclassifications	2,419	677,735	(60,978)	(659,875)	(40,699)
Amounts reclassified from AOCI	0	14,217	0	0	14,217
Income tax benefit (expense)	(497)	(145,255)	12,805	138,574	5,627
Balance, December 31, 2023	$(18,085)	$(927,778)	$71,195	$843,748	$(30,920)
(1)Includes cash flow hedges of $12 million, $139 million, and $40 million as of December 31, 2023, 2022 and 2021, respectively.
(2)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$16,976	$78,433	$28,508
Net unrealized investment gains (losses) on available-for-sale securities	(31,193)	(74,005)	(3,514)
Total net unrealized investment gains (losses)(4)	(14,217)	4,428	24,994
Total reclassifications for the period	$(14,217)	$4,428	$24,994
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on future policy benefits, policyholders’ account balances and other liabilities.

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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$0	$849,349	$1,200,048	$(1,348,231)	$(147,241)	$553,925
Cumulative effect of adoption of ASU 2018-12	0	(1,000)	(89,160)	(12,880)	21,677	(81,363)
Net investment gains (losses) on investments arising during the period	2,951	(240,903)	0	0	50,016	(187,936)
Reclassification adjustment for (gains) losses included in net income	(8)	(24,986)	0	0	5,254	(19,740)
Reclassification due to allowance for credit losses recorded during the period	742	(742)	0	0	0	0
Impact of net unrealized investment (gains) losses(4)	0	0	(275,458)	327,917	(11,014)	41,445
Balance, December 31, 2021	3,685	581,718	835,430	(1,033,194)	(81,308)	306,331
Net investment gains (losses) on investments arising during the period	(149)	(2,737,481)	0	0	574,760	(2,162,870)
Reclassification adjustment for (gains) losses included in net income	831	(5,259)	0	0	930	(3,498)
Reclassification due to allowance for credit losses recorded during the period	4	(4)	0	0	0	0
Impact of net unrealized investment (gains) losses(4)	0	0	(2,033,852)	2,521,873	(102,459)	385,562
Balance, December 31, 2022	4,371	(2,161,026)	(1,198,422)	1,488,679	391,923	(1,474,475)
Net investment gains (losses) on investments arising during the period	(4,482)	744,727	0	0	(155,393)	584,852
Reclassification adjustment for (gains) losses included in net income	(265)	14,482	0	0	(2,984)	11,233
Reclassification due to allowance for credit losses recorded during the period	2,363	(2,363)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	397,071	(459,581)	13,122	(49,388)
Balance, December 31, 2023	$1,987	$(1,404,180)	$(801,351)	$1,029,098	$246,668	$(927,778)
(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.
(3)"Other liabilities" primarily includes reinsurance payables.
(4)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Noncontrolling interests

For certain subsidiaries, the Company owns a controlling interest that is less than 100% ownership of the subsidiary but must consolidate 100% of the subsidiary’s financial statements in accordance with U.S. GAAP. Noncontrolling interests represent the portion of equity ownership in a consolidated subsidiary that is not attributable to the Company.

14. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
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
The following table summarizes certain statutory financial information for the Company, including its subsidiary PLNJ, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Statutory net income (loss)(1)	$4,923	$3,317	$833
Statutory capital and surplus(1)	5,161	5,205	5,955
(1) 2022 amounts include adjustments made to the audited statutory financial statements as of December 31, 2022.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. The Company must obtain approval from AZDOI prior to paying a dividend if the dividend, together with other dividend distributions made within the preceding twelve months, would exceed the lesser of 10% of statutory surplus or net gain from operations. Based on these limitations, there is no capacity to pay a dividend in 2024 without prior approval. In 2023, there was $1,400 million return of capital to Prudential Insurance. The Company did not pay dividends to Prudential Insurance in 2023, 2022 and 2021.

15. RELATED PARTY TRANSACTIONS
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2023, 2022 and 2021. The expense charged to the Company for the deferred compensation program was $5 million, $5 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $13 million, $19 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $14 million, $15 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $7 million, $9 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $587 million, $611 million and $379 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $144 million, $105 million and $86 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Corporate-Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,156 million and $4,512 million as of December 31, 2023 and 2022, respectively. Fees related to these COLI policies were $50 million, $52 million and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.
In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of December 31, 2023. Interest income related to the policy loan was $26 million for the year ended December 31, 2023.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $53 million, $41 million and $20 million for the years ended December 31, 2023, 2022 and 2021, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
The interest income to the Company from PGF related to affiliated cash collateral was $499 million and $137 million for the years ended December 31, 2023 and 2022, respectively, and are included in "Other income (loss)".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $754 million and $606 million of investments in joint ventures as of December 31, 2023 and 2022, respectively. "Net investment income" related to these ventures includes gains(losses) of $5 million, $21 million and $39 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $274 million, $306 million and $374 million for the years ended December 31, 2023, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $38 million, $36 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2023	2022
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2027	0.00%	-	14.85%	$147,984	$148,076
Total notes receivable - affiliated(1)							$147,984	$148,076
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
Accrued interest receivable related to these loans was $1 million at both December 31, 2023 and 2022, and is included in “Other assets.” Revenues related to these loans was $3 million, $3 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in “Other income (loss).”

Affiliated Commercial Mortgage Loan
The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at December 31, was as follows:

	Maturity Date	Interest Rate	2023	2022
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.85%	$71,038	$72,225
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
Accrued interest receivable related to the loan was $0.5 million at both December 31, 2023 and 2022, and is included in "Accrued investment income". Revenues were $6.9 million, $4.6 million and $1.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in "Net investment income."

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2023 and 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)
				(in thousands)
PALAC	January 2022	Purchase	Fixed Maturities	$4,432	$4,432	$0	$0
PALAC	January 2022	Purchase	Derivatives	$404	$404	$0	$0
PALAC	February 2022	Purchase	Fixed Maturities	$128,909	$128,909	$0	$0
PAR U	April 2022	Purchase	Fixed Maturities	$48,970	$48,970	$0	$0
Prudential Insurance	May 2022	Purchase	Fixed Maturities	$233,426	$241,128	$6,085	$0
Prudential Insurance	June 2022	Purchase	Fixed Maturities	$88,754	$81,216	$(5,955)	$0
Prudential Insurance	June 2022	Transfer In	Fixed Maturities	$52,089	$45,031	$(5,577)	$0
Prudential Insurance	June 2022	Transfer Out	Fixed Maturities	$48,786	$58,984	$(8,057)	$0
PAR U	June 2022	Purchase	Commercial Mortgage and Other Loans	$6,492	$6,492	$0	$0
PAR U	June 2022	Sale	Commercial Mortgage and Other Loans	$14,853	$15,725	$0	$(872)
GUL Re	June 2022	Purchase	Commercial Mortgage and Other Loans	$13,551	$13,551	$0	$0
GUL Re	June 2022	Sale	Commercial Mortgage and Other Loans	$8,692	$9,033	$0	$(341)
PURC	June 2022	Purchase	Commercial Mortgage and Other Loans	$4,403	$4,403	$0	$0
Prudential Insurance	July 2022	Transfer In	Fixed Maturities	$6,319	$7,230	$719	$0
PAR U	July 2022	Purchase	Fixed Maturities	$16,284	$16,284	$0	$0
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$155,823	$139,712	$(12,728)	$0
Vantage Casualty Insurance Co	September 2022	Purchase	Fixed Maturities	$3,497	$3,497	$0	$0
WH Warehouse Ltd	October 2022	Sale	Fixed Maturities	$26,536	$26,388	$0	$148
PAR U	November 2022	Purchase	Fixed Maturities	$91,051	$91,051	$0	$0
Prudential Insurance	December 2022	Purchase	Fixed Maturities	$67,477	$71,369	$3,075	$0
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0
PURC	April 2023	Purchase	Fixed Maturities	$102,804	$102,804	$0	$0
Term Re	June 2023	Purchase	Fixed Maturities	$115,573	$115,573	$0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,298	$4,443	$114	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,394	$4,494	$80	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$19,453	$19,203	$(198)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$502	$0
Prudential Insurance	September 2023	Purchase	Fixed Maturities	$15,880	$15,801	$(62)	$0
Prudential Insurance	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8

Debt Agreements
The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term debt. There is no long-term debt to affiliates as of December 31, 2023.

Affiliate	Date Issued	Amount of Notes - December 31, 2023	Amount of Notes - December 31, 2022	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$0	$96,666	4.39%	12/15/2023
Prudential Insurance	8/13/2021	0	29,000	4.39%	12/15/2023
Prudential Insurance	8/13/2021	94,953	97,665	3.95%	6/20/2024
Prudential Insurance	8/13/2021	37,981	39,066	3.95%	6/20/2024
Prudential Insurance	8/13/2021	47,477	48,832	3.95%	6/20/2024
Prudential Funding LLC	12/28/2022	0	138	4.73%	1/31/2023
Prudential Funding LLC	12/29/2022	0	62	4.73%	1/31/2023
Prudential Funding LLC	12/30/2022	0	384	4.73%	1/31/2023
Total Loans Payable to Affiliates(1)		$180,411	$311,813
(1)Includes $180 million of loans reclassified as current portion of long-term debt as of December 31, 2023.
Effective August 2021, the affiliated long-term debt was transferred to the Company from PALAC based on the market value of $324 million. The Company recorded a premium of $24 million which is amortized into earnings over the life of the loans.
The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $17 million, $3 million and $0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
All debt outstanding as of December 31, 2023 and 2022 is that of Pruco Life.
Contributed Capital and Dividends
In February and December 2023, the Company received capital contributions in the amount of $405 million and $7 million, respectively, from Prudential Insurance. In March, June and September of 2022, the Company received capital contributions in the amount of $8 million, $3 million and $7 million, respectively, from Prudential Insurance. In January, July and December of 2021, the Company received capital contributions in the amounts of $106 million, $3,813 million and $457 million, respectively, from Prudential Insurance. The December 2021 capital contribution includes $167 million of invested assets related to the reinsurance agreement with PALAC.
In June, September, and December 2023, there was a $300 million, $650 million, and $450 million return of capital, respectively, to Prudential Insurance. In June 2021, there was a $34 million return of capital to Prudential Insurance associated with the financial guarantee related to the sale of Prudential of Taiwan. There was no return of capital in 2022.
In 2023, 2022 and 2021, the Company did not pay any dividends to Prudential Insurance.
Reinsurance with Affiliates
As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2023 and 2022, the outstanding balances on these commitments were $270 million and $333 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.3 million and $0.1 million as of December 31, 2023 and 2022, respectively, which is a change of $0.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of December 31, 2023 and 2022, $1,182 million and $582 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2023 and 2022.
Guarantees
In July 2017, Pruco Life formed a joint venture with CT Corp to provide life insurance solutions in Indonesia. Pruco Life owns a 49% interest in the joint venture and has entered into a shareholders agreement with CT Corp that sets out their respective rights and obligations with respect to the joint venture. Among other things, the shareholders agreement obligates Pruco Life and CT Corp to provide capital to the joint venture, as necessary to comply with applicable law or to maintain a specified minimum amount of capital in the joint venture. This obligation is not limited to a maximum amount. Pruco Life does not expect to make any payments on this guarantee and is not carrying any liabilities associated with the guarantee.
Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan as discussed in Note 11. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $32 million and $33 million as of December 31, 2023 and 2022, respectively, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	December 31,
	2023	2022
	(in thousands)
Guaranteed value of third-party assets	$311,302	$0
Fair value of collateral supporting these assets	$287,621	$0
Asset (liability) associated with guarantee, carried at fair value	$1	$0

Certain contracts underwritten by Pruco Life include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
Individual Annuities and Individual Life
Moreland, Socorro v. PICA, et al.

In June 2020, a putative class action complaint entitled Socorro Moreland v. The Prudential Insurance Company of America; Pruco Life Insurance Company, was filed in the United States District Court for the Northern District of California, alleging that the Company failed to comply with California laws requiring that life insurance policies issued and delivered in California: (i) provide for a 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide a 30-day written notice of pending lapse; and (iii) notify policyowners of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California law, breach of contract, unfair competition, and bad faith violation of the implied covenant of good faith and fair dealing, and seeks unspecified damages, declaratory and injunctive relief. In August 2020, defendants filed an answer to the complaint and a motion to stay the action pending the California Supreme Court’s decision, in McHugh v. Protective Life Insurance, on the question of whether the California lapse statutes apply to policies that were in force when the statutes went into effect on January 1, 2013, or solely to policies issued after that date. The Moreland court granted defendants’ motion to stay in October 2020. Subsequently, in August 2021, the California Supreme Court in McHugh determined that the California lapse statutes apply to policies that were in force as of January 1, 2013. In October 2021, the Moreland court lifted the stay order. In December 2022, plaintiff filed a motion for class certification. In September 2023, the court issued an Order denying plaintiff’s class certification motion. In January 2024, the court issued a Joint Stipulation and Order dismissing the case with prejudice. This matter is now closed.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In January 2024, a putative class action complaint entitled California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al., was filed in California Superior Court, Alameda County, alleging that the Company has failed to comply with California laws requiring that life insurance policies issued or delivered in California: (i) provide for a contractual 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide policyholders and designees with notice of payment default within 30 days and a 30-day advance written notice of pending lapse; and (iii) notify policyholders annually of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California’s Unfair Competition law and seeks unspecified damages along with declaratory and injunctive relief.

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

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2023 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of December 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	48
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2022	164
	Schedule II—Condensed Financial Information of Registrant as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021	165
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

PRUCO LIFE INSURANCE COMPANY
Schedule I
Summary of Investments Other Than Investments in Related Parties
December 31, 2023
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,009,937	$975,287	$975,287
Obligations of U.S. states and their political subdivisions	789,856	776,627	776,627
Foreign governments	330,830	281,986	281,986
Asset-backed securities	2,016,028	2,027,550	2,027,550
Commercial mortgage-backed securities	913,347	851,778	851,778
Residential mortgage-backed securities	399,542	396,070	396,070
Public utilities	2,379,489	2,196,446	2,196,446
All other corporate bonds	19,693,932	18,620,862	18,620,862
Redeemable preferred stock	5,105	5,174	5,174
Total fixed maturities, available-for-sale	$27,538,066	$26,131,780	$26,131,780
Equity securities:
Common stocks:
Other common stocks	$783,571	$805,715	$805,715
Mutual funds	12,188	11,277	11,277
Perpetual preferred stocks	28,511	27,958	27,958
Total equity securities, at fair value	$824,270	$844,950	$844,950
Fixed maturities, trading	$3,476,746	$2,796,446	$2,796,446
Commercial mortgage and other loans	6,122,721		6,122,721
Policy loans	1,472,677		1,472,677
Short-term investments	380,366		380,366
Other invested assets	1,222,985		1,222,985
Total investments	$41,037,831		$38,971,925

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions
December 31, 2023 and 2022 (in thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2023 – $2,004; 2022 – $4,406) (amortized cost: 2023 – $24,872,031; 2022 – $19,320,369)	$23,662,832	$17,305,913
Fixed maturities, trading, at fair value (amortized cost: 2023 – $3,451,001; 2022 – $2,654,456)	2,773,006	1,912,377
Equity securities, at fair value (cost: 2023 – $819,617; 2022 – $143,565)	840,335	138,714
Policy loans	357,581	293,304
Short-term investments	374,407	117,491
Commercial mortgage and other loans (net of $36,527 and $19,855 allowance for credit losses at December 31, 2023 and December 31, 2022, respectively)	5,883,092	4,780,501
Other invested assets (includes $80,638 and $113,721 of assets measured at fair value at December 31, 2023 and 2022, respectively)	1,073,038	959,085
Total investments	34,964,291	25,507,385
Cash and cash equivalents	1,953,388	2,141,860
Deferred policy acquisition costs	6,704,372	6,578,551
Accrued investment income	279,567	194,413
Reinsurance recoverables	35,163,935	34,033,034
Investment in subsidiaries	1,434,641	1,026,655
Receivables from parent and affiliates	308,635	206,127
Deferred sales inducements	351,424	381,504
Income tax assets	1,670,376	1,627,136
Market risk benefit assets	1,829,584	834,613
Other assets	2,051,898	1,290,499
Separate account assets	105,111,382	100,124,288
TOTAL ASSETS	$191,823,493	$173,946,065
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$48,976,616	$39,138,221
Future policy benefits	20,864,146	18,733,638
Market risk benefit liabilities	4,606,742	4,962,977
Cash collateral for loaned securities	218,310	86,750
Short-term debt to affiliates	180,411	126,250
Long-term debt to affiliates	0	185,563
Payables to parent and affiliates	2,658,870	2,119,579
Other liabilities	4,715,785	3,432,604
Separate account liabilities	105,111,382	100,124,288
Total liabilities	187,332,262	168,909,870
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and 250,000 outstanding)	2,500	2,500
Additional paid-in capital	5,052,602	6,037,914
Retained earnings / (accumulated deficit)	(532,951)	(994,154)
Accumulated other comprehensive income (loss)	(30,920)	(10,065)
Total equity	4,491,231	5,036,195
TOTAL LIABILITIES AND EQUITY	$191,823,493	$173,946,065

See Notes to Condensed Financial Information of Registrant

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	2023	2022	2021
REVENUES
Premiums	$289,344	$231,500	$155,709
Policy charges and fee income	1,476,927	1,172,867	1,227,933
Net investment income	1,507,280	785,609	449,744
Asset administration fees	223,803	275,702	193,302
Other income (loss)	741,052	(649,316)	261,639
Realized investment gains (losses), net	(1,039,350)	322,547	(387,409)
Change in value of market risk benefits, net of related hedging gain (loss)	(157,160)	(558,535)	(4,262,200)
TOTAL REVENUES	3,041,896	1,580,374	(2,361,282)
BENEFITS AND EXPENSES
Policyholders’ benefits	448,286	430,184	41,931
Change in estimates of liability for future policy benefits	6,067	38,468	24,189
Interest credited to policyholders’ account balances	591,310	397,637	(194,393)
Amortization of deferred policy acquisition costs	513,863	500,986	307,397
General, administrative and other expenses	1,100,663	1,099,599	(574,501)
TOTAL BENEFITS AND EXPENSES	2,660,189	2,466,874	(395,377)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURE	381,707	(886,500)	(1,965,905)
Income tax expense (benefit)	16,915	(264,761)	(485,879)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURE	364,792	(621,739)	(1,480,026)
Equity in earnings of subsidiaries	96,844	(69,829)	84,623
Equity in earnings of operating joint venture, net of taxes	(433)	(75,137)	702
NET INCOME (LOSS)	$461,203	$(766,705)	$(1,394,701)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	632,819	(1,877,552)	(143,225)
Interest rate remeasurement of future policy benefits	(50,679)	250,486	23,870
Gain (loss) from changes in non-performance risk on market risk benefits	(597,083)	1,298,259	(395,563)
Other	(11,539)	(183,909)	(97,417)
Total	(26,482)	(512,716)	(612,335)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(5,627)	(106,197)	(128,241)
Other comprehensive income (loss), net of taxes	(20,855)	(406,519)	(484,094)
Total comprehensive income (loss)	$440,348	$(1,173,224)	$(1,878,795)

See Notes to Condensed Financial Information of Registrant

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	2023	2022	2021
Net cash flows from (used in) operating activities	$2,365,722	$1,813,780	$(1,014,479)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,622,501	1,586,432	1,150,169
Fixed maturities, trading	95,872	901,690	914,082
Equity securities	189,210	242,247	100,151
Policy loans	152,275	140,937	144,925
Ceded policy loans	(117,589)	(110,477)	(11,560)
Short-term investments	444,983	622,072	221,613
Commercial mortgage and other loans	157,116	178,564	258,743
Other invested assets	17,405	57,335	296,278
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(6,762,400)	(6,674,455)	(2,278,457)
Fixed maturities, trading	(857,717)	(425,267)	(97,523)
Equity securities	(678,790)	(281,502)	(98,122)
Policy loans	(236,886)	(122,982)	(104,528)
Ceded policy loans	147,961	69,369	10,391
Short-term investments	(679,224)	(551,161)	(307,596)
Commercial mortgage and other loans	(1,239,173)	(1,024,697)	(561,310)
Other invested assets	(174,680)	(149,837)	(125,329)
Capital contributions to subsidiaries	(323,909)	(325,000)	(100,000)
Other, net	(56,531)	(316,170)	(68,135)
Cash flows from (used in) investing activities	(8,299,576)	(6,182,902)	(656,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	10,508,549	9,500,054	5,130,649
Ceded policyholders’ account deposits	(870,031)	(902,233)	(817,978)
Policyholders’ account withdrawals	(3,287,164)	(3,343,369)	(3,413,219)
Ceded policyholders’ account withdrawals	360,211	398,101	78,517
Contributed / (return of) capital	(995,000)	0	776,657
Other, net	28,817	75,814	340,224
Cash flows from (used in) financing activities	5,745,382	5,728,367	2,094,850
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(188,472)	1,359,245	424,163
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,141,860	782,615	358,452
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,953,388	$2,141,860	$782,615

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$57,749	$61,613	$384,472
Interest paid	$4,377	$7,863	$6,323
Significant Non-Cash Transactions
Refer to the Consolidated Statements of Cash Flows included in Part II, Item 8 of this Annual Report on Form 10-K as the items listed were related to Pruco Life Insurance Company.

See Notes to Condensed Financial Information of Registrant

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant

1.ORGANIZATION AND PRESENTATION

Pruco Life Insurance Company, (“Pruco Life”) is a wholly-owned subsidiary of The Prudential Insurance Company of America, which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. Pruco Life is a stock life insurance company organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all states except New York, and sells such products primarily through affiliated and unaffiliated distributors.

The condensed financial information of Pruco Life should be read in conjunction with the consolidated financial statements of Pruco Life and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). The condensed financial statements of Pruco Life reflect its direct wholly-owned subsidiary and majority-owned subsidiaries using the equity method of accounting.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2024.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2024.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Elizabeth Dietrich	Chief Financial Officer, Chief Accounting Officer
Elizabeth Dietrich	and Director

*Alan M. Finkelstein	Director
Alan M. Finkelstein

*Scott E. Gaul	Director
Scott E. Gaul

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Bradley O. Harris	Director
Bradley O. Harris

* By:	/s/ Michael Pignatella
Michael Pignatella
(Attorney-in-Fact)