Form 10-Q
period 2024-03-31
PRUCO LIFE INSURANCE CO
filed 2024-05-13
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 13, 2024, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2024 and December 31, 2023 (in thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2024-$1,650; 2023-$2,008) (amortized cost: 2024–$29,821,440; 2023–$27,538,066)	$28,031,484	$26,131,780
Fixed maturities, trading, at fair value (amortized cost: 2024–$3,942,046; 2023–$3,476,746)	3,180,460	2,796,446
Equity securities, at fair value (cost: 2024– $575,867; 2023–$824,270)	574,736	844,950
Policy loans	1,496,241	1,472,677
Short-term investments	673,511	380,366
Commercial mortgage and other loans (net of $42,682 and $37,689 allowance for credit losses at March 31, 2024 and December 31, 2023, respectively)	6,279,862	6,122,721
Other invested assets (includes $96,618 and $85,025 of assets measured at fair value at March 31, 2024 and December 31, 2023, respectively)	1,337,953	1,222,985
Total investments	41,574,247	38,971,925
Cash and cash equivalents	2,357,758	2,139,792
Deferred policy acquisition costs	7,245,454	7,097,511
Accrued investment income	361,054	333,838
Reinsurance recoverables	41,060,869	38,709,651
Receivables from parent and affiliates	514,254	332,583
Deferred sales inducements	344,893	351,424
Income tax assets	1,896,793	1,737,651
Market risk benefit assets	2,536,843	2,367,243
Other assets	2,347,175	2,078,938
Separate account assets	121,895,023	119,188,485
TOTAL ASSETS	$222,134,363	$213,309,041
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$57,677,780	$53,012,800
Future policy benefits	23,362,318	23,205,205
Market risk benefit liabilities	4,388,317	5,144,401
Cash collateral for loaned securities	3,698	218,310
Short-term debt to affiliates	179,115	180,411
Payables to parent and affiliates	2,560,741	2,667,696
Other liabilities	8,361,698	5,170,308
Separate account liabilities	121,895,023	119,188,485
Total liabilities	218,428,690	208,787,616
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,058,324	5,052,602
Retained earnings / (accumulated deficit)	(968,394)	(532,951)
Accumulated other comprehensive income (loss)	(443,442)	(30,920)
Total Pruco Life Insurance Company equity	3,648,988	4,491,231
Noncontrolling interests	56,685	30,194
Total equity	3,705,673	4,521,425
TOTAL LIABILITIES AND EQUITY	$222,134,363	$213,309,041

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended March 31,
	2024	2023
REVENUES
Premiums	$92,182	$76,656
Policy charges and fee income	2,928,745	386,491
Net investment income	505,320	349,450
Asset administration fees	56,632	64,202
Other income (loss)	213,485	244,847
Realized investment gains (losses), net	108,643	(120,679)
Change in value of market risk benefits, net of related hedging gain (loss)	91,591	20,202
TOTAL REVENUES	3,996,598	1,021,169
BENEFITS AND EXPENSES
Policyholders’ benefits	4,091,801	105,182
Change in estimates of liability for future policy benefits	(12,005)	(4,402)
Interest credited to policyholders’ account balances	224,258	160,222
Amortization of deferred policy acquisition costs	(131,015)	137,495
General, administrative and other expenses	308,280	286,647
TOTAL BENEFITS AND EXPENSES	4,481,319	685,144
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(484,721)	336,025
Income tax expense (benefit)	(50,616)	56,239
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(434,105)	279,786
Equity in earnings of operating joint venture, net of taxes	(157)	(107)
NET INCOME (LOSS)	$(434,262)	$279,679
Less: Income (loss) attributable to noncontrolling interests	1,181	0
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$(435,443)	$279,679
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,362)	2,666
Net unrealized investment gains (losses)	(313,307)	382,101
Interest rate remeasurement of future policy benefits	32,830	(38,224)
Gain (loss) from changes in non-performance risk on market risk benefits	(238,974)	180,423
Total	(521,813)	526,966
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(109,291)	110,262
Other comprehensive income (loss), net of taxes	(412,522)	416,704
Comprehensive income (loss)	(846,784)	696,383
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,181	0
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$(847,965)	$696,383

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$2,500	$5,052,602	$(532,951)	$(30,920)	$4,491,231	$30,194	$4,521,425
Contributions from noncontrolling interests						25,310	25,310
Contributed (distributed) capital-parent/child asset transfers		5,722			5,722		5,722
Net income (loss)			(435,443)		(435,443)	1,181	(434,262)
Other comprehensive income (loss), net of tax				(412,522)	(412,522)	0	(412,522)
Total comprehensive income (loss)					(847,965)	1,181	(846,784)
Balance, March 31, 2024	$2,500	$5,058,324	$(968,394)	$(443,442)	$3,648,988	$56,685	$3,705,673

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022(1)	$2,500	$6,037,914	$(994,154)	$(10,065)	$5,036,195	$0	$5,036,195
Contributed capital		405,000			405,000		405,000
Contributed (distributed) capital-parent/child asset transfers		1,870			1,870		1,870
Comprehensive income (loss):
Net income (loss)			279,679		279,679		279,679
Other comprehensive income (loss), net of tax				416,704	416,704	0	416,704
Total comprehensive income (loss)					696,383	0	696,383
Balance, March 31, 2023	$2,500	$6,444,784	$(714,475)	$406,639	$6,139,448	$0	$6,139,448
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(434,262)	$279,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(3,067,235)	17,704
Interest credited to policyholders’ account balances	224,258	160,222
Realized investment (gains) losses, net	(108,643)	120,679
Change in value of market risk benefits, net of related hedging (gains) losses	(91,591)	(20,202)
Change in:
Future policy benefits and other insurance liabilities	709,006	484,712
Reinsurance recoverables	415,037	(45,521)
Accrued investment income	(19,317)	(30,022)
Net payables to/receivables from parent and affiliates	53,794	(26,556)
Deferred policy acquisition costs	(462,777)	(109,244)
Income taxes	(51,422)	55,566
Derivatives, net	(23,220)	(225,835)
Other, net	3,474,569	(76,628)
Cash flows from (used in) operating activities	618,197	584,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	534,863	410,373
Fixed maturities, trading	109,671	20,383
Equity securities	599,147	44,737
Policy loans	43,678	49,376
Ceded policy loans	(175,584)	(36,100)
Short-term investments	203,345	54,461
Commercial mortgage and other loans	138,763	39,507
Other invested assets	47,619	2,662
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(2,738,376)	(2,262,838)
Fixed maturities, trading	(521,570)	(238,718)
Equity securities	(355,267)	(84,161)
Policy loans	(64,385)	(44,573)
Ceded policy loans	46,827	27,008
Short-term investments	(495,831)	(196,042)
Commercial mortgage and other loans	(309,826)	(170,647)
Other invested assets	(146,510)	(41,722)
Notes receivable from parent and affiliates, net	(120,777)	66
Derivatives, net	(17,634)	8,058
Other, net	7,478	16,146
Cash flows from (used in) investing activities	(3,214,369)	(2,402,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	4,110,730	2,609,854
Ceded policyholders’ account deposits	(278,292)	(299,058)
Policyholders’ account withdrawals	(1,027,050)	(954,813)
Ceded policyholders’ account withdrawals	236,285	158,338
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(214,607)	72,809
Contributed / (return of) capital	0	405,000
Contributed (distributed) capital - parent/child asset transfers	7,481	2,368
Net change in all other financing arrangements (maturities 90 days or less)	(1,296)	681
Drafts outstanding	(69,072)	(60,532)
Other, net	49,959	(26,049)
Cash flows from (used in) financing activities	2,814,138	1,908,598
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	217,966	91,128
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,139,792	2,397,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,357,758	$2,488,755

Significant Non-Cash Transactions

"Cash flows from (used in) operating activities" for the three months ended March 31, 2024 excludes certain non-cash activities in the amount of $1,106 million related to the Company's affiliated reinsurance with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 11 for additional information.

"Cash flows from (used in) operating activities" for the three months ended March 31, 2023 excludes certain non-cash activities in the amount of $6 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company ("FLIAC"). See Note 11 for more details regarding this transaction.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company (“Pruco Life”) is a wholly-owned subsidiary of Prudential Insurance, which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). Pruco Life is a stock life insurance company organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all states except New York, and sells such products primarily through affiliated and unaffiliated distributors.

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The Unaudited Interim Consolidated Financial Statements include the accounts of Pruco Life and entities over which the Company exercises control, including majority-owned subsidiaries. Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The most significant estimates include those used in determining future policy benefits; policyholders' account balances and reinsurance related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; market risk benefits ("MRBs"); the valuation of investments including derivatives, the measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; reinsurance recoverables; any provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2024

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,010,188	$21,942	$83,145	$0	$948,985
Obligations of U.S. states and their political subdivisions	752,425	2,787	23,498	0	731,714
Foreign government bonds	323,945	1,146	57,467	0	267,624
U.S. public corporate securities	10,833,337	51,557	878,936	1,232	10,004,726
U.S. private corporate securities	5,256,562	20,051	294,191	185	4,982,237
Foreign public corporate securities	2,178,852	9,138	125,425	233	2,062,332
Foreign private corporate securities	5,154,303	69,870	452,413	0	4,771,760
Asset-backed securities(1)	3,024,574	26,682	8,452	0	3,042,804
Commercial mortgage-backed securities	893,912	4,163	63,558	0	834,517
Residential mortgage-backed securities(2)	393,342	1,824	10,381	0	384,785
Total fixed maturities, available-for-sale	$29,821,440	$209,160	$1,997,466	$1,650	$28,031,484
(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and home equity.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,009,937	$38,858	$73,508	$0	$975,287
Obligations of U.S. states and their political subdivisions	789,856	5,288	18,517	0	776,627
Foreign government bonds	330,830	1,840	50,684	0	281,986
U.S. public corporate securities	10,159,089	98,047	760,274	950	9,495,912
U.S. private corporate securities	5,207,699	37,435	254,828	812	4,989,494
Foreign public corporate securities	1,809,347	12,658	115,673	238	1,706,094
Foreign private corporate securities	4,902,391	109,806	381,215	0	4,630,982
Asset-backed securities(1)	2,016,028	23,035	11,512	1	2,027,550
Commercial mortgage-backed securities	913,347	4,776	66,345	0	851,778
Residential mortgage-backed securities(2)	399,542	4,016	7,481	7	396,070
Total fixed maturities, available-for-sale	$27,538,066	$335,759	$1,740,037	$2,008	$26,131,780
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

	March 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$97,935	$2,189	$206,348	$80,956	$304,283	$83,145
Obligations of U.S. states and their political subdivisions	223,854	2,020	222,390	21,478	446,244	23,498
Foreign government bonds	25,819	805	219,833	56,662	245,652	57,467
U.S. public corporate securities	1,923,127	32,957	5,440,539	845,953	7,363,666	878,910
U.S. private corporate securities	1,166,202	27,298	2,789,185	266,893	3,955,387	294,191
Foreign public corporate securities	240,006	1,856	949,080	123,377	1,189,086	125,233
Foreign private corporate securities	948,742	17,812	2,405,290	434,601	3,354,032	452,413
Asset-backed securities	552,452	2,424	342,617	6,028	895,069	8,452
Commercial mortgage-backed securities	22,085	39	585,189	63,519	607,274	63,558
Residential mortgage-backed securities	61,540	671	150,028	9,710	211,568	10,381
Total fixed maturities, available-for-sale	$5,261,762	$88,071	$13,310,499	$1,909,177	$18,572,261	$1,997,248

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$98,174	$945	$214,889	$72,563	$313,063	$73,508
Obligations of U.S. states and their political subdivisions	83,729	293	218,375	18,224	302,104	18,517
Foreign government bonds	10,226	116	233,757	50,568	243,983	50,684
U.S. public corporate securities	782,904	10,009	5,201,353	750,265	5,984,257	760,274
U.S. private corporate securities	707,674	16,613	2,794,697	238,181	3,502,371	254,794
Foreign public corporate securities	92,955	1,063	948,963	114,169	1,041,918	115,232
Foreign private corporate securities	429,212	8,035	2,461,367	373,180	2,890,579	381,215
Asset-backed securities	208,970	1,761	532,814	9,750	741,784	11,511
Commercial mortgage-backed securities	42,621	298	580,931	66,047	623,552	66,345
Residential mortgage-backed securities	35,904	435	124,956	7,046	160,860	7,481
Total fixed maturities, available-for-sale	$2,492,369	$39,568	$13,312,102	$1,699,993	$15,804,471	$1,739,561

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $1,872 million and $1,634 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $126 million and $106 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2024, the $1,909 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2023, the $1,700 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of March 31, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	March 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$1,729,699	$1,690,127
Due after one year through five years	9,365,511	9,041,701
Due after five years through ten years	6,980,612	6,650,110
Due after ten years	7,433,790	6,387,440
Asset-backed securities	3,024,574	3,042,804
Commercial mortgage-backed securities	893,912	834,517
Residential mortgage-backed securities	393,342	384,785
Total fixed maturities, available-for-sale	$29,821,440	$28,031,484

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$106,155	$60,373
Proceeds from maturities/prepayments	437,443	295,128
Gross investment gains from sales and maturities	937	2,672
Gross investment losses from sales and maturities	(8,132)	(11,938)
Write-downs recognized in earnings(2)	0	3
(Addition to) release of allowance for credit losses	358	1,042
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(8.7) million and $54.9 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity available-for-sale securities, as of the dates indicated:

	Three Months Ended March 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded	0	0	57	0	0	0	57
Reductions for securities sold during the period	0	0	(41)	0	0	0	(41)
Additions (reductions) on securities with previous allowance	0	0	(845)	(1)	0	(7)	(853)
Assets transferred to parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$1,650	$0	$0	$0	$1,650

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	2,923	0	0	0	2,923
Reductions for securities sold during the period	0	(1)	(3,733)	0	0	0	(3,734)
Additions (reductions) on securities with previous allowance	0	(4)	(225)	0	0	(2)	(231)
Balance, end of period	$0	$0	$3,720	$0	$0	$7	$3,727

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2024, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the finance sector within public corporate securities. For the three months ended March 31, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to restructurings within the capital goods and transportation sectors within private corporate securities, partially offset by adverse projected cash flows in the finance and technology sectors within private corporate securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2024 and December 31, 2023.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(81.3) million and $96.1 million during the three months ended March 31, 2024 and 2023, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(12.2) million and $9.2 million during the three months ended March 31, 2024 and 2023, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	March 31, 2024		December 31, 2023
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,640,502	26.0%	$1,578,785	25.7%
Hospitality	102,388	1.6	102,952	1.7
Industrial	2,390,837	37.9	2,486,230	40.4
Office	593,748	9.4	604,611	9.8
Other	660,992	10.5	456,720	7.4
Retail	351,806	5.5	363,706	5.9
Total commercial mortgage loans	5,740,273	90.9	5,593,004	90.9
Agricultural property loans	575,293	9.1	562,046	9.1
Total commercial mortgage and agricultural property loans	6,315,566	100.0%	6,155,050	100.0%
Allowance for credit losses	(42,682)		(37,689)
Total net commercial mortgage and agricultural property loans	6,272,884		6,117,361
Other loans:
Other collateralized loans	6,978		5,360
Total other loans	6,978		5,360
Total net commercial mortgage and other loans	$6,279,862		$6,122,721

As of March 31, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (10%) and Colorado (5%)), and included loans secured by properties in Europe (9%), Mexico (2%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$36,758	$931	$37,689	$19,665	$598	$20,263
Addition to (release of) allowance for expected losses	5,011	(18)	4,993	762	385	1,147
Allowance, end of period	$41,769	$913	$42,682	$20,427	$983	$21,410

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the loan specific allowance within the office sector and in the general allowance due to net negative credit migration. For the three months ended March 31, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and portfolio growth.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$968	$248,758	$245,290	$470,775	$109,045	$1,197,318	$0	$2,272,154
60%-69.99%	206,874	674,670	355,359	463,957	171,819	421,052	0	2,293,731
70%-79.99%	84,613	217,263	133,198	254,023	77,515	103,786	0	870,398
80% or greater	0	0	46,494	73,992	3,834	179,670	0	303,990
Total	$292,455	$1,140,691	$780,341	$1,262,747	$362,213	$1,901,826	$0	$5,740,273
Debt Service Coverage Ratio:
Greater than 1.2x	$252,287	$1,036,927	$776,847	$1,262,747	$291,472	$1,759,044	$0	$5,379,324
1.0 - 1.2x	40,168	103,764	3,494	0	0	70,021	0	217,447
Less than 1.0x	0	0	0	0	70,741	72,761	0	143,502
Total	$292,455	$1,140,691	$780,341	$1,262,747	$362,213	$1,901,826	$0	$5,740,273
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$7,035	$71,353	$168,560	$131,883	$25,686	$40,265	$21,184	$465,966
60%-69.99%	0	38,302	56,210	0	0	0	14,815	109,327
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$7,035	$109,655	$224,770	$131,883	$25,686	$40,265	$35,999	$575,293
Debt Service Coverage Ratio:
Greater than 1.2x	$6,035	$109,655	$222,770	$130,187	$23,912	$40,265	$35,999	$568,823
1.0 - 1.2x	1,000	0	2,000	0	1,774	0	0	4,774
Less than 1.0x	0	0	0	1,696	0	0	0	1,696
Total	$7,035	$109,655	$224,770	$131,883	$25,686	$40,265	$35,999	$575,293

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$249,037	$245,914	$482,718	$109,249	$265,053	$1,068,763	$2,420,734
60%-69.99%	675,153	355,984	449,878	172,721	225,803	206,237	2,085,776
70%-79.99%	218,015	133,343	255,299	77,812	20,924	86,806	792,199
80% or greater	0	47,555	73,702	3,817	16,508	152,713	294,295
Total	$1,142,205	$782,796	$1,261,597	$363,599	$528,288	$1,514,519	$5,593,004
Debt Service Coverage Ratio:
Greater than 1.2x	$1,038,315	$779,282	$1,261,597	$292,561	$497,407	$1,402,831	$5,271,993
1.0 - 1.2x	103,890	3,514	0	0	15,632	40,521	163,557
Less than 1.0x	0	0	0	71,038	15,249	71,167	157,454
Total	$1,142,205	$782,796	$1,261,597	$363,599	$528,288	$1,514,519	$5,593,004
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$73,774	$179,375	$132,042	$25,875	$15,824	$25,771	$452,661
60%-69.99%	47,489	56,210	0	0	0	0	103,699
70%-79.99%	5,686	0	0	0	0	0	5,686
80% or greater	0	0	0	0	0	0	0
Total	$126,949	$235,585	$132,042	$25,875	$15,824	$25,771	$562,046
Debt Service Coverage Ratio:
Greater than 1.2x	$126,949	$233,585	$130,353	$24,063	$15,824	$25,771	$556,545
1.0 - 1.2x	0	2,000	0	1,812	0	0	3,812
Less than 1.0x	0	0	1,689	0	0	0	1,689
Total	$126,949	$235,585	$132,042	$25,875	$15,824	$25,771	$562,046

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

The Company may grant loan modifications in its commercial mortgage and other loan portfolios to borrowers experiencing financial difficulties. These loan modifications may be in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or some combination thereof.

During the three months ended March 31, 2024, a commercial mortgage loan with an amortized cost of $8 million was granted a term extension with a borrower experiencing financial difficulties. The modified loan represents less than 1% of the portfolio. This modification added less than one year to the weighted average life of loans in this portfolio.

For the three months ended March 31, 2024, the Company did not have any commercial mortgage loans that were modified to borrowers experiencing financial difficulty that are not considered current.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulty on modified loans as of March 31, 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status as of the dates indicated:

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$5,732,181	$0	$0	$8,092	$5,740,273	$8,092
Agricultural property loans	571,799	1,301	0	2,193	575,293	3,494
Other collateralized loans	6,978	0	0	0	6,978	0
Total	$6,310,958	$1,301	$0	$10,285	$6,322,544	$11,586
(1)As of March 31, 2024, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Loans on non-accrual status did not recognize any interest income as of both March 31, 2024 and December 31, 2023. Loans on non-accrual status that did not have a related allowance for credit losses were $3 million and $0 million as of March 31, 2024 and December 31, 2023, respectively.

For both the three months ended March 31, 2024 and 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both March 31, 2024 and December 31, 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$336,276	$333,863
Hedge funds	808,887	720,360
Real estate-related	95,718	83,339
Subtotal equity method	1,240,881	1,137,562
Fair value:
Private equity	48,495	48,483
Hedge funds	76	137
Real estate-related	17,278	18,687
Subtotal fair value	65,849	67,307
Total LPs/LLCs	1,306,730	1,204,869
Derivative instruments	30,769	17,718
Other (1)	454	398
Total other invested assets	$1,337,953	$1,222,985
(1)Assets consist of investments in separate account funds.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Fixed maturities	$290,554	$272,031
Equity securities	381	220
Commercial mortgage and other loans	22,246	21,070
Policy loans	40,818	35,210
Other invested assets	39	43
Short-term investments and cash equivalents	7,016	5,264
Total accrued investment income	$361,054	$333,838

There were no significant write-downs on accrued investment income for both the three months ended March 31, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$338,809	$234,810
Fixed maturities, trading	31,669	17,874
Equity securities	3,747	2,777
Commercial mortgage and other loans	73,758	48,656
Policy loans	14,445	4,996
Other invested assets	23,320	26,099
Short-term investments and cash equivalents	46,315	31,176
Gross investment income	532,063	366,388
Less: investment expenses	(26,743)	(16,938)
Net investment income	$505,320	$349,450

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities(1)	$(6,837)	$(8,221)
Commercial mortgage and other loans	(5,781)	(1,278)
Other invested assets	15,511	5,627
Derivatives	106,097	(118,270)
Short-term investments and cash equivalents	(347)	1,463
Realized investment gains (losses), net	$108,643	$(120,679)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$1,356	$1,987
Fixed maturity securities, available-for-sale without an allowance	(1,789,662)	(1,406,265)
Derivatives designated as cash flow hedges(1)	39,113	11,934
Affiliated notes	(8,033)	(8,760)
Other investments(2)	(992)	(1,089)
Net unrealized gains (losses) on investments	$(1,758,218)	$(1,402,193)
(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2024 and December 31, 2023, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$486	$0	$486
U.S. public corporate securities	607	0	607	27,247	0	27,247
Foreign public corporate securities	3,091	0	3,091	13,101	0	13,101
Equity securities	0	0	0	177,476	0	177,476
Total cash collateral for loaned securities(1)	$3,698	$0	$3,698	$218,310	$0	$218,310
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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives and synthetic guaranteed investment contracts (“GICs”)

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

	March 31, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$3,019	$195	$(516)	$3,064	$0	$(238)
Foreign Currency Swaps	2,416,543	147,349	(46,895)	2,274,636	121,243	(54,044)
Total Derivatives Designated as Hedge Accounting Instruments	$2,419,562	$147,544	$(47,411)	$2,277,700	$121,243	$(54,282)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$162,161,364	$7,808,155	$(19,364,620)	$163,179,764	$6,605,817	$(17,820,436)
Interest Rate Futures	744,500	0	0	1,332,600	3,055	(210)
Interest Rate Options	29,568,000	203,431	(1,127,097)	29,738,000	189,112	(969,718)
Interest Rate Forwards	1,458,000	34,869	(37,349)	1,458,000	741	(3,196)
Foreign Currency
Foreign Currency Forwards	807,186	4,853	(205)	744,576	1,772	(12,232)
Credit
Credit Default Swaps	615,500	11,100	0	643,280	7,727	0
Currency/Interest Rate
Foreign Currency Swaps	2,311,489	116,038	(12,045)	2,237,331	96,618	(31,294)
Equity
Total Return Swaps	14,533,800	575,429	(807,207)	15,049,993	418,084	(803,452)
Equity Options	60,275,790	3,123,188	(2,062,542)	49,247,510	1,600,335	(1,552,706)
Equity Futures	341,590	0	0	418,973	1,232	(500)
Synthetic GICs	1,155,520	1	(208)	311,302	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$273,972,739	$11,877,064	$(23,411,273)	$264,361,329	$8,924,494	$(21,193,744)
Total Derivatives(1)(2)	$276,392,301	$12,024,608	$(23,458,684)	$266,639,029	$9,045,737	$(21,248,026)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,358 million and $7,402 million as of March 31, 2024 and December 31, 2023, respectively, primarily included in "Policyholders' account balances".
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

	March 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$12,024,588	$(11,993,839)	$30,749	$0	$30,749
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$12,024,588	$(11,993,839)	$30,749	$0	$30,749
Offsetting of Financial Liabilities:
Derivatives	$23,458,684	$(20,971,250)	$2,487,434	$(2,487,434)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$23,458,684	$(20,971,250)	$2,487,434	$(2,487,434)	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$9,045,718	$(9,028,019)	$17,699	$0	$17,699
Securities purchased under agreements to resell	25,000	0	25,000	0	25,000
Total Assets	$9,070,718	$(9,028,019)	$42,699	$0	$42,699
Offsetting of Financial Liabilities:
Derivatives	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Three Months Ended March 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(63)	$0	$11
Currency/Interest Rate	(108)	0	10,728	12,346	27,168
Total cash flow hedges	(107)	0	10,665	12,346	27,179
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	44,472	(855,925)	0	0	0
Currency	13,121	0	0	0	0
Currency/Interest Rate	31,976	0	0	183	0
Credit	7,886	0	0	0	0
Equity	1,426,177	(430,868)	0	0	0
Embedded Derivatives	(1,417,428)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	106,204	(1,286,793)	0	183	0
Total	$106,097	$(1,286,793)	$10,665	$12,529	$27,179

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(25)	$0	$41
Currency/Interest Rate	2,515	0	11,705	(10,426)	(20,328)
Total cash flow hedges	2,516	0	11,680	(10,426)	(20,287)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(48,164)	208,061	0	0	0
Currency	(6,610)	0	0	0	0
Currency/Interest Rate	(12,722)	0	0	(146)	0
Credit	934	0	0	0	0
Equity	196,875	(199,932)	0	0	0
Embedded Derivatives	(247,987)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(117,674)	8,129	0	(146)	0
Total	$(115,158)	$8,129	$11,680	$(10,572)	$(20,287)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2023	$11,934
Amount recorded in AOCI
Interest Rate	(51)
Currency/Interest Rate	50,134
Total amount recorded in AOCI	50,083
Amount reclassified from AOCI to income
Interest Rate	62
Currency/Interest Rate	(22,966)
Total amount reclassified from AOCI to income	(22,904)
Balance, March 31, 2024	$39,113

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2024 values, it is estimated that a pre-tax gain of $22 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2025.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $616 million and $643 million as of March 31, 2024 and December 31, 2023, respectively. These credit derivatives are reported at fair value as an asset of $11 million and $8 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 the notional amount of these credit derivatives had the following NAIC rating: $522 million in NAIC 3 and $94 million in NAIC 6.

The Company has no exposure on purchased credit protection as of March 31, 2024 and December 31, 2023.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$948,985	$0	$	$948,985
Obligations of U.S. states and their political subdivisions	0	731,714	0		731,714
Foreign government bonds	0	266,953	671		267,624
U.S. corporate public securities	0	10,004,726	0		10,004,726
U.S. corporate private securities	0	4,428,876	553,362		4,982,238
Foreign corporate public securities	0	2,055,367	6,965		2,062,332
Foreign corporate private securities	0	4,322,436	449,323		4,771,759
Asset-backed securities(2)	0	2,426,607	616,197		3,042,804
Commercial mortgage-backed securities	0	756,593	77,924		834,517
Residential mortgage-backed securities	0	384,785	0		384,785
Subtotal	0	26,327,042	1,704,442		28,031,484
Market risk benefit assets	0	0	2,536,843		2,536,843
Fixed maturities, trading	0	3,033,917	146,543		3,180,460
Equity securities	530,559	15,527	28,650		574,736
Short-term investments	220,814	329,339	3,351		553,504
Cash equivalents	297,705	1,611,967	0		1,909,672
Other invested assets(4)	31,401	11,993,206	1	(11,993,839)	30,769
Other assets	0	0	303,538		303,538
Reinsurance recoverables	0	0	98,083		98,083
Receivables from parent and affiliates	0	148,571	121,378		269,949
Subtotal excluding separate account assets	1,080,479	43,459,569	4,942,829	(11,993,839)	37,489,038
Separate account assets(5)(6)	199,149	116,193,959	7,894		116,401,002
Total assets	$1,279,628	$159,653,528	$4,950,723	$(11,993,839)	$153,890,040
Market risk benefit liabilities	$0	$0	$4,388,317	$	$4,388,317
Policyholders' account balances	0	0	9,742,269		9,742,269
Payables to parent and affiliates	0	23,450,922	0	(20,963,695)	2,487,227
Other liabilities(7)	7,555	17,519	207	(7,555)	17,726
Total liabilities	$7,555	$23,468,441	$14,130,793	$(20,971,250)	$16,635,539

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$975,287	$0	$	$975,287
Obligations of U.S. states and their political subdivisions	0	776,627	0		776,627
Foreign government bonds	0	281,304	682		281,986
U.S. corporate public securities	0	9,495,912	0		9,495,912
U.S. corporate private securities	0	4,476,258	513,236		4,989,494
Foreign corporate public securities	0	1,698,965	7,129		1,706,094
Foreign corporate private securities	0	4,137,004	493,978		4,630,982
Asset-backed securities(2)	0	1,928,428	99,122		2,027,550
Commercial mortgage-backed securities	0	773,663	78,115		851,778
Residential mortgage-backed securities	0	396,070	0		396,070
Subtotal	0	24,939,518	1,192,262		26,131,780
Market risk benefit assets	0	0	2,367,243		2,367,243
Fixed maturities, trading	0	2,762,398	34,048		2,796,446
Equity securities(3)	790,346	11,285	28,709		830,340
Short-term investments	31,879	280,228	1,759		313,866
Cash equivalents	447,396	1,196,729	0		1,644,125
Other invested assets(4)	23,432	9,022,304	1	(9,028,019)	17,718
Other assets	0	0	224,019		224,019
Reinsurance recoverables	0	0	69,745		69,745
Receivables from parent and affiliates	0	147,984	0		147,984
Subtotal excluding separate account assets	1,293,053	38,360,446	3,917,786	(9,028,019)	34,543,266
Separate account assets(5)(6)	176,239	113,747,569	5,985		113,929,793
Total assets	$1,469,292	$152,108,015	$3,923,771	$(9,028,019)	$148,473,059
Market risk benefit liabilities	$0	$0	$5,144,401	$	$5,144,401
Policyholders' account balances	0	0	7,689,929		7,689,929
Payables to parent and affiliates	0	21,239,770	0	(18,588,647)	2,651,123
Other liabilities(7)	8,032	6,340	0	(8,032)	6,340
Total liabilities	$8,032	$21,246,110	$12,834,330	$(18,596,679)	$15,491,793
(1)“Netting” amounts represent cash collateral of $(8,977) million and $(9,569) million as of March 31, 2024 and December 31, 2023, respectively.
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
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of March 31, 2024 and December 31, 2023, the fair value of such investments was $66 million and $67 million, respectively.
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
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of March 31, 2024 and December 31, 2023, the fair value of such investments was $5,494 million and $5,259 million, respectively.
(7)Other liabilities includes embedded derivatives associated with reinsurance agreements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$804,470	Discounted cash flow	Discount rate	6.92%	20%	11.64%	Decrease
Commercial mortgage-backed securities	$77,924	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.68%	Decrease
Market risk benefit assets(3)	$2,536,843	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.33%	1.80%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets	$303,538	Discounted cash flow	Lapse rate(4)	1%	80%		Increase
			Spread over SOFR(5)	0.33%	1.80%		Increase
			Mortality rate(8)	0%	23%		Increase
			Option Budget(10)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$4,388,317	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.33%	1.80%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$9,742,269	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.33%	1.80%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$81,635	Discounted cash flow	Discount rate	6.98%	20%	9.73%	Decrease
		Liquidation	Liquidation value	63.62%	63.62%	63.62%	Increase
Commercial mortgage-backed securities	$78,115	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.71%	Decrease
Market risk benefit assets(3)	$2,367,243	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.41%	1.91%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets	$224,019	Discounted cash flow	Lapse rate(4)	1%	80%		Increase
			Spread over SOFR(5)	0.41%	1.85%		Increase
			Mortality rate(8)	0%	23%		Increase
			Option Budget(10)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$5,144,401	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.41%	1.91%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$7,689,929	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.41%	1.85%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale.
(3)Market risk benefits primarily represent fair value for all living benefit guarantees including accumulation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these balances.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(5)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living and death benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
(6)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 81% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(8)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
(9)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(10)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budget determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increase, credit spreads widen, which results in a decrease in fair value.

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

	Three Months Ended March 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(11)	$0	$0	$0	$0	$0	$0	$0	$671	$(13)
Corporate securities(3)	1,014,343	(10,790)	125,041	(65,052)	0	(53,892)	0	0	0	1,009,650	(9,602)
Structured securities(4)	177,237	(139)	484,340	0	0	(1,895)	0	34,578	0	694,121	(280)
Other assets:
Fixed maturities, trading	34,048	(848)	113,343	0	0	0	0	0	0	146,543	(848)
Equity securities	28,709	(332)	273	0	0	0	0	0	0	28,650	(332)
Other invested assets	1	1	(1)	0	0	0	0	0	0	1	1
Short-term investments	1,759	(316)	2,002	0	0	(94)	0	0	0	3,351	(316)
Other assets	224,019	37,007	55,706	0	0	(13,194)	0	0	0	303,538	23,814
Receivables from parent and affiliates	0	0	121,378	0	0	0	0	0	0	121,378	0
Reinsurance recoverables(5)	69,745	(5,964)	34,302	0	0	0	0	0	0	98,083	(35,533)
Separate account assets	5,985	199	2,633	(1,256)	0	(125)	0	458	0	7,894	200
Liabilities:
Policyholders' account balances(5)	(7,689,929)	(1,416,938)	0	0	(636,215)	0	813	0	0	(9,742,269)	(140,662)
Other liabilities	0	(207)	0	0	0	0	0	0	0	(207)	(207)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,696)	$0	$0	$(9,842)	$598	$626	$0	$0	$(10,521)
Other assets:
Fixed maturities, trading	0	(848)	0	0	0	0	(848)	0	0
Equity securities	0	(332)	0	0	0	0	(332)	0	0
Other invested assets	1	0	0	0	0	1	0	0	0
Short-term investments	(316)	0	0	0	0	(316)	0	0	0
Other assets	37,007	0	0	0	0	23,814	0	0	0
Reinsurance recoverables	(5,964)	0	0	0	0	(35,533)	0	0	0
Separate account assets	0	0	199	0	0	0	0	200	0
Liabilities:
Policyholders' account balances	(1,416,938)	0	0	0	0	(140,662)	0	0	0
Other liabilities	(207)	0	0	0	0	(207)	0	0	0

Don't delete hidden table

Don't delete hidden table

	Three Months Ended March 31, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(10)	$0	$0	$0	$0	$0	$0	$0	$714	$(12)
Corporate securities(3)	507,496	5,323	94,096	(19,598)	0	(51,424)	0	0	0	535,893	4,640
Structured securities(4)	104,724	(3,635)	146,016	(27)	0	(613)	0	2,240	(19,836)	228,869	(3,613)
Other assets:
Fixed maturities, trading	0	0	6,250	0	0	0	0	0	0	6,250	0
Equity securities	28,593	(830)	0	0	0	0	15,411	0	0	43,174	(830)
Short-term investments	16,945	1,856	1,542	0	0	(5,927)	0	0	0	14,416	51
Other assets	141,041	(18,361)	34,620	0	0	(1,537)	0	0	0	155,763	(16,824)
Reinsurance recoverables	0	1,357	0	0	0	0	0	0	0	1,357	1,357
Separate account assets	4,645	98	0	(180)	0	(10)	0	0	0	4,553	96
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(229,919)	0	0	(398,623)	0	1,595	0	0	(4,129,043)	(417,482)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$325	$0	$0	$964	$389	$(901)	$0	$0	$1,916
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(830)	0	0	0	0	(830)	0	0
Short-term investments	1,434	0	0	51	371	0	0	0	51
Other assets	(18,361)	0	0	0	0	(16,824)	0	0	0
Reinsurance recoverables	1,357	0	0	0	0	1,357	0	0	0
Separate account assets	0	0	98	0	0	0	0	96	0
Liabilities:
Policyholders' account balances	(229,919)	0	0	0	0	(417,482)	0	0	0

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
(6)Excludes MRB assets of $2,537 million and $1,427 million and MRB liabilities of $4,388 million and $5,622 million for period ending March 31, 2024 and 2023, respectively. See Note 10 for additional information.

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

	March 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$6,039,321	$6,039,321	$6,279,862
Policy loans	0	0	1,496,241	1,496,241	1,496,241
Short-term investments	120,007	0	0	120,007	120,007
Cash and cash equivalents	448,086	0	0	448,086	448,086
Accrued investment income	0	361,054	0	361,054	361,054
Reinsurance recoverables	0	0	21,774	21,774	23,385
Receivables from parent and affiliates	0	244,305	0	244,305	244,305
Other assets	0	50,157	1,737,800	1,787,957	1,787,957
Total assets	$568,093	$655,516	$9,295,136	$10,518,745	$10,760,897
Liabilities:
Policyholders’ account balances - investment contracts	$0	$912,874	$6,803,977	$7,716,851	$7,733,251
Cash collateral for loaned securities	0	3,698	0	3,698	3,698
Short-term debt to affiliates	0	179,115	0	179,115	179,115
Payables to parent and affiliates	0	73,514	0	73,514	73,514
Other liabilities	0	2,352,465	32,423	2,384,888	2,384,888
Total liabilities	$0	$3,521,666	$6,836,400	$10,358,066	$10,374,466

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$5,918,386	$5,918,386	$6,122,721
Policy loans	0	0	1,472,677	1,472,677	1,472,677
Short-term investments	66,500	0	0	66,500	66,500
Cash and cash equivalents	470,668	24,999	0	495,667	495,667
Accrued investment income	0	333,838	0	333,838	333,838
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	184,599	0	184,599	184,599
Other assets	0	80,646	1,489,983	1,570,629	1,570,629
Total assets	$537,168	$624,082	$8,903,201	$10,064,451	$10,270,168
Liabilities:
Policyholders’ account balances - investment contracts	$0	$955,647	$5,396,885	$6,352,532	$6,368,061
Cash collateral for loaned securities	0	218,310	0	218,310	218,310
Short-term debt to affiliates	0	176,110	0	176,110	180,411
Payables to parent and affiliates	0	16,573	0	16,573	16,573
Other liabilities	0	2,121,861	32,423	2,154,284	2,154,283
Total liabilities	$0	$3,488,501	$5,429,308	$8,917,809	$8,937,638
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

Deferred Policy Acquisition Costs ("DAC")

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$197,937	$3,257,761	$743,888	$2,897,925	$7,097,511
Capitalization	64,744	78,335	43,874	144,813	331,766
Amortization expense	(8,725)	(84,320)	(18,180)	(34,581)	(145,806)
Other(1)	0	0	0	(38,017)	(38,017)
Balance, end of period	$253,956	$3,251,776	$769,582	$2,970,140	$7,245,454
(1)    Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 11 for additional information.

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

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Three Months Ended March 31, 2024
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$194,110	$61,003	$255,113
Amortization expense	(7,040)	(1,971)	(9,011)
Other	1	0	1
Balance, end of period	$187,071	$59,032	$246,103

	Three Months Ended March 31, 2023
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$223,515	$69,377	$292,892
Amortization expense	(7,828)	(2,162)	(9,990)
Balance, end of period	$215,687	$67,215	$282,902

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$48,073	$261,721	$1,363,496	$1,673,290
Amortization	(2,688)	(5,056)	(30,644)	(38,388)
Other(1)	(9)	(40)	1,069,315	1,069,266
Balance, end of period	$45,376	$256,625	$2,402,167	$2,704,168
(1)Other includes the impact of the Universal Life reinsurance transaction with PAR U, PURE and Prudential Insurance, including $1,186 million of DRG, partially offset by a $116 million write-off. See Note 11 for additional information.

	Three Months Ended March 31, 2023
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$57,898	$0	$1,434,958	$1,492,856
Amortization	(1,622)	0	(18,096)	(19,718)
Balance, end of period	$56,276	$0	$1,416,862	$1,473,138

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Sales Inducements ("DSI")

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Three Months Ended March 31,
	2024	2023
	Variable Annuities
	(in thousands)
Balance, beginning of period	$351,424	$381,504
Capitalization	1,253	1,540
Amortization expense	(7,784)	(8,218)
Balance, end of period	$344,893	$374,826

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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,226	$2,954
U.S. corporate securities	8,510	9,504
Foreign corporate securities	1,857	1,763
Asset-backed securities	950	0
Mortgage-backed securities	180	186
Mutual funds:
Equity	76,205,304	72,614,821
Fixed Income	35,761,710	37,065,162
Other	4,275,354	4,101,661
Equity securities	114,738	104,159
Other invested assets	5,496,400	5,258,900
Short-term investments	2,367	2,126
Cash and cash equivalents	24,427	27,249
Total	$121,895,023	$119,188,485

For the three months ended March 31, 2024 and year ended December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Three Months Ended March 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	149,538	697,390	846,928
Investment performance	4,150,157	2,023,976	6,174,133
Policy charges	(557,722)	(220,783)	(778,505)
Surrenders and withdrawals	(3,293,055)	(116,910)	(3,409,965)
Benefit payments	(15,282)	(73,731)	(89,013)
Net transfers (to) from general account	6,723	(84,803)	(78,080)
Other	877	40,163	41,040
Balance, end of period	$92,824,357	$29,070,666	$121,895,023

Cash surrender value(1)	$91,713,815	$25,802,599	$117,516,414

	Three Months Ended March 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,448	$22,265,798	$114,051,246
Deposits	92,053	608,355	700,408
Investment performance	4,515,993	1,237,196	5,753,189
Policy charges	(589,415)	(200,762)	(790,177)
Surrenders and withdrawals	(2,238,332)	(80,450)	(2,318,782)
Benefit payments	(18,196)	(61,680)	(79,876)
Net transfers (to) from general account	(10,253)	(24,911)	(35,164)
Other	3,405	9,135	12,540
Balance, end of period	$93,540,703	$23,752,681	$117,293,384

Cash surrender value(1)	$91,951,494	$21,064,020	$113,015,514
(1) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

8. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability ("DPL"); and
•Additional Insurance Reserves ("AIR")

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

	Three Months Ended March 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of actual variances from expected experience and other activity	(54,196)	(290)	(54,486)
Adjusted balance, beginning of period	11,099,348	(290)	11,099,058
Issuances	192,492	8,595	201,087
Net premiums / considerations collected	(329,743)	(8,305)	(338,048)
Interest accrual	129,053	0	129,053
Other adjustments	(78)	0	(78)
Balance at original discount rate, end of period	11,091,072	0	11,091,072
Effect of cumulative changes in discount rate assumptions, end of period	(434,791)	0	(434,791)
Balance, end of period	$10,656,281	$0	$10,656,281

	Three Months Ended March 31, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$18,426,207	$228,788	$18,654,995
Effect of cumulative changes in discount rate assumptions, beginning of period	331,571	19,521	351,092
Balance at original discount rate, beginning of period	18,757,778	248,309	19,006,087
Effect of actual variances from expected experience and other activity	(65,431)	(369)	(65,800)
Adjusted balance, beginning of period	18,692,347	247,940	18,940,287
Issuances	192,492	8,595	201,087
Interest accrual	223,989	2,204	226,193
Benefit payments	(368,247)	(7,544)	(375,791)
Other adjustments	(23)	(34)	(57)
Balance at original discount rate, end of period	18,740,558	251,161	18,991,719
Effect of cumulative changes in discount rate assumptions, end of period	(742,789)	(23,464)	(766,253)
Balance, end of period	$17,997,769	$227,697	$18,225,466
Other, end of period			1,675
Total balance, end of period			$18,227,141

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,341,488	$227,697	$7,569,185
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,341,532	227,697	7,569,229
Less: Reinsurance recoverables	6,650,332	18,428	6,668,760
Balance after reinsurance recoverables, end of period, post-flooring	$691,200	$209,269	$900,469

	Three Months Ended March 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of actual variances from expected experience and other activity	(4,111)	(599)	(4,710)
Adjusted balance, beginning of period	11,462,579	(599)	11,461,980
Issuances	132,627	9,560	142,187
Net premiums / considerations collected	(338,534)	(8,961)	(347,495)
Interest accrual	131,333	0	131,333
Balance at original discount rate, end of period	11,388,005	0	11,388,005
Effect of cumulative changes in discount rate assumptions, end of period	(312,681)	0	(312,681)
Balance, end of period	$11,075,324	$0	$11,075,324

	Three Months Ended March 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,034	24,876	986,910
Balance at original discount rate, beginning of period	18,797,285	229,603	19,026,888
Effect of actual variances from expected experience and other activity	(13,802)	1,427	(12,375)
Adjusted balance, beginning of period	18,783,483	231,030	19,014,513
Issuances	132,627	9,560	142,187
Interest accrual	223,841	2,137	225,978
Benefit payments	(378,918)	(7,418)	(386,336)
Other adjustments	1,278	(41)	1,237
Balance at original discount rate, end of period	18,762,311	235,268	18,997,579
Effect of cumulative changes in discount rate assumptions, end of period	(474,265)	(19,786)	(494,051)
Balance, end of period	$18,288,046	$215,482	$18,503,528
Other, end of period			2,055
Total balance, end of period			$18,505,583

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,212,722	$215,482	$7,428,204
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	$7,212,722	$215,482	$7,428,204
Less: Reinsurance recoverables	6,719,094	17,336	6,736,430
Balance after reinsurance recoverables, end of period, post-flooring	$493,628	$198,146	$691,774
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Three Months Ended March 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,812,112	$0
Discounted expected future gross premiums (at original discount rate)	$14,968,218	$0
Discounted expected future gross premiums (at current discount rate)	$14,408,614	$0
Undiscounted expected future benefits and expenses	$29,069,972	$336,830
Interest accrual	$94,935	$2,204
Gross premiums	$446,853	$8,572
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.16%	3.76%
Weighted-average interest rate (at current discount rate)	5.29%	5.26%

	Three Months Ended March 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$22,077,087	$0
Discounted expected future gross premiums (at original discount rate)	$15,222,212	$0
Discounted expected future gross premiums (at current discount rate)	$14,816,791	$0
Undiscounted expected future benefits and expenses	$29,198,512	$316,153
Interest accrual	$92,508	$2,137
Gross premiums	$449,968	$10,891
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.21%	3.69%
Weighted-average interest rate (at current discount rate)	5.05%	5.01%
For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For non-participating traditional and limited-payment products, if a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for the present value of expected future policy benefits and non-level claim settlement expenses, then the liability for future policy benefits is adjusted at that time, and thereafter such that all changes, both favorable and unfavorable, in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately as a gain or loss, respectively.

In the first three months of 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In the first three months of 2023, there was a $24 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $23 million loss, reflecting the impact of ceded reinsurance on the affected cohorts. The favorable impact in the first three months of 2023 is primarily due to favorable mortality experience related to individual term life products.

Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Three Months Ended March 31,
	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$14,818	$18,193
Effect of actual variances from expected experience and other activity	330	(951)
Adjusted balance, beginning of period	15,148	17,242
Profits deferred	216	1,856
Interest accrual	133	182
Amortization	(456)	(541)
Other adjustments	(3)	(8)
Balance, end of period, post-flooring	15,038	18,731
Less: Reinsurance recoverables	1,576	1,545
Balance after reinsurance recoverables, end of period	$13,462	$17,186

The following table provides supplemental information related to the balances of and changes in DPL, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Three Months Ended March 31,
	2024	2023
	Fixed Annuities
	(in thousands)
Revenue(1)	$(221)	$(539)
Interest accrual	133	182
(1) Represents the gross premiums collected in changes in DPL.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,793	$12,664,445
Flooring impact and amounts in AOCI	831,583	1,269,237
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,376	13,933,682
Effect of actual variances from expected experience and other activity	141,303	(32,188)
Adjusted balance, beginning of period	15,253,679	13,901,494
Assessments collected(1)	297,419	267,869
Interest accrual	128,241	117,307
Benefits paid	(68,233)	(71,551)
Balance, excluding amounts in AOCI, end of period, pre-flooring	15,611,106	14,215,119
Flooring impact and amounts in AOCI	(1,014,852)	(962,417)
Balance, including amounts in AOCI, end of period, post-flooring	14,596,254	13,252,702
Less: Reinsurance recoverables	14,416,881	13,029,847
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$179,373	$222,855
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Interest accrual	$128,241	$117,307
Gross assessments	$419,396	$427,489
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.39%	3.38%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,569,229	$7,428,204
Deferred profit liability, end of period, post-flooring	15,038	18,731
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	14,596,254	13,252,702
Subtotal of amounts disclosed above	22,180,521	20,699,637
Other Future policy benefits reserves(1)	1,181,797	1,059,906
Total Future policy benefits	$23,362,318	$21,759,543
(1)Primarily represents balances for which disaggregated rollforward disclosures are not required, including unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Three Months Ended March 31, 2024
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$446,853	$0	$8,572	$455,425
Deferred profit liability	0	0	(221)	(221)
Additional insurance reserves	0	419,396	0	419,396
Total	$446,853	$419,396	$8,351	$874,600

	Three Months Ended March 31, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$449,968	$0	$10,891	$460,859
Deferred profit liability	0	0	(539)	(539)
Additional insurance reserves	0	427,489	0	427,489
Total	$449,968	$427,489	$10,352	$887,809
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$94,935	$0	$2,204	$97,139
Deferred profit liability	0	0	133	133
Additional insurance reserves	0	128,241	0	128,241
Total	$94,935	$128,241	$2,337	$225,513

	Three Months Ended March 31, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$92,508	$0	$2,137	$94,645
Deferred profit liability	0	0	182	182
Additional insurance reserves	0	117,307	0	117,307
Total	$92,508	$117,307	$2,319	$212,134

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,836,765	$20,167,713	$49,168,791
Deposits	1,553,852	1,624,956	529,212	3,708,020
Interest credited	43,517	97,851	138,059	279,427
Policy charges	2,208	(3,702)	(455,538)	(457,032)
Surrenders and withdrawals	(103,696)	(179,988)	(199,907)	(483,591)
Benefit payments	(12,879)	(4,926)	(17,856)	(35,661)
Net transfers (to) from separate account	0	(6,723)	84,803	78,080
Change in market value and other adjustments(1)	88,291	1,281,938	37,169	1,407,398
Balance, end of period	7,735,606	25,646,171	20,283,655	53,665,432
Unearned revenue reserve				3,908,497
Other				103,851
Total Policyholders' account balance				$57,677,780

Weighted-average crediting rate	2.50%	1.61%	2.73%	2.17%
Net amount at risk(2)	$18	$0	$327,231,561	$327,231,579
Cash surrender value(3)	$6,674,346	$23,282,269	$18,899,950	$48,856,565

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Fixed Annuities(4)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,824	$16,432,032	$18,736,365	$38,744,221
Deposits	564,236	948,987	530,381	2,043,604
Interest credited	11,996	78,629	141,753	232,378
Policy charges	(118)	(5,729)	(451,990)	(457,837)
Surrenders and withdrawals	(43,158)	(113,424)	(216,334)	(372,916)
Benefit payments	(10,215)	(10,624)	(24,771)	(45,610)
Net transfers (to) from separate account	0	10,253	24,911	35,164
Change in market value and other adjustments(1)	9,343	191,448	84,425	285,216
Balance, end of period	4,107,908	17,531,572	18,824,740	40,464,220
Unearned revenue reserve				3,234,755
Other(4)				100,146
Total Policyholders' account balance				$43,799,121

Weighted-average crediting rate	1.25%	1.85%	3.02%	2.35%
Net amount at risk(2)	$7	$0	$308,975,503	$308,975,510
Cash surrender value(3)	$3,459,140	$15,338,366	$17,242,003	$36,039,509
(1)     Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)     The net amount at risk calculation includes both general and separate account balances.
(3)    Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(4)     Prior period amounts have been updated to conform to current period presentation.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$285	$1,923	$6,312	$621,391	$629,911
1.00% - 1.99%	473,330	72,870	217,461	80,120	843,781
2.00% - 2.99%	300,163	465,693	564,226	15,919	1,346,001
3.00% - 4.00%	324,553	1,941	2,156	241	328,891
Greater than 4.00%	0	0	0	0	0
Total	$1,098,331	$542,427	$790,155	$717,671	$3,148,584
Variable Annuities
Less than 1.00%	$865,767	$727,194	$69,871	$195	$1,663,027
1.00% - 1.99%	216,457	23,819	924	0	241,200
2.00% - 2.99%	20,916	4,192	4,174	0	29,282
3.00% - 4.00%	878,815	6,926	0	0	885,741
Greater than 4.00%	2,066	0	0	0	2,066
Total	$1,984,021	$762,131	$74,969	$195	$2,821,316
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$184,308	$184,308
1.00% - 1.99%	226,470	0	1,661,933	1,514,100	3,402,503
2.00% - 2.99%	29,823	1,462,438	2,854,281	201,794	4,548,336
3.00% - 4.00%	3,904,574	2,376,925	918,116	0	7,199,615
Greater than 4.00%	2,127,526	0	0	0	2,127,526
Total	$6,288,393	$3,839,363	$5,434,330	$1,900,202	$17,462,288

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$23	$27	$0	$50
1.00% - 1.99%	515,521	74,533	251,361	84,016	925,431
2.00% - 2.99%	235,746	210,897	26,904	10,805	484,352
3.00% - 4.00%	36,010	0	0	0	36,010
Greater than 4.00%	0	0	0	0	0
Total	$787,277	$285,453	$278,292	$94,821	$1,445,843
Variable Annuities
Less than 1.00%	$1,004,577	$848,029	$18,595	$2	$1,871,203
1.00% - 1.99%	236,212	2,204	1,287	0	239,703
2.00% - 2.99%	25,642	1,916	0	0	27,558
3.00% - 4.00%	1,030,028	2,225	0	0	1,032,253
Greater than 4.00%	2,160	0	0	0	2,160
Total	$2,298,619	$854,374	$19,882	$2	$3,172,877
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$10,513	$10,513
1.00% - 1.99%	149,551	0	1,071,226	1,948,636	3,169,413
2.00% - 2.99%	32,394	122,790	4,003,885	260,445	4,419,514
3.00% - 4.00%	4,643,346	1,840,308	358,423	0	6,842,077
Greater than 4.00%	2,134,411	0	0	0	2,134,411
Total	$6,959,702	$1,963,098	$5,433,534	$2,219,594	$16,575,928
(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
(2)     Prior period amounts have been updated to conform to current period presentation.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Three Months Ended March 31,
	2024	2023
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$3,741,426	$3,067,335
Unearned revenue	211,542	200,262
Amortization expense	(44,470)	(32,752)
Other adjustments	(1)	(90)
Balance, end of period	$3,908,497	$3,234,755
Less: Reinsurance recoverables	1,762,417	1,583,054
Balance after reinsurance recoverables, end of period	$2,146,080	$1,651,701

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Three Months Ended March 31, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,694,950	$(917,792)	$2,777,158
Effect of cumulative changes in non-performance risk	1,068,035	0	1,068,035
Balance, beginning of period, before effect of changes in non-performance risk	4,762,985	(917,792)	3,845,193
Attributed fees collected	281,171	(66,967)	214,204
Claims paid	(16,417)	1,511	(14,906)
Interest accrual	68,360	(15,642)	52,718
Actual in force different from expected	2,495	(4,539)	(2,044)
Effect of changes in interest rates	(832,834)	180,022	(652,812)
Effect of changes in equity markets	(846,759)	87,042	(759,717)
Issuances	12,766	(619)	12,147
Other adjustments	13,017	(603)	12,414
Effect of changes in current period counterparty non-performance risk	0	(26,662)	(26,662)
Balance, end of period, before effect of changes in non-performance risk	3,444,784	(764,249)	2,680,535
Effect of cumulative changes in non-performance risk	(829,061)	0	(829,061)
Balance, end of period	$2,615,723	$(764,249)	$1,851,474

	Three Months Ended March 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	293,206	(34,490)	258,716
Claims paid	(23,881)	1,653	(22,228)
Interest accrual	78,947	(2,290)	76,657
Actual in force different from expected	19,425	(2,389)	17,036
Effect of changes in interest rates	438,057	(49,031)	389,026
Effect of changes in equity markets	(635,535)	66,494	(569,041)
Other adjustments	77,790	0	77,790
Effect of changes in current period counterparty non-performance risk	0	18,297	18,297
Balance, end of period, before effect of changes in non-performance risk	6,526,544	(424,017)	6,102,527
Effect of cumulative changes in non-performance risk	(1,908,334)	0	(1,908,334)
Balance, end of period	$4,618,210	$(424,017)	$4,194,193

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

The following table presents accompanying information to the rollforward table above.

	March 31, 2024	March 31, 2023
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$8,350,431	$10,414,717
Weighted-average attained age of contractholders	70	69
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reconciles MRB asset and liability positions as of the following dates:

	March 31, 2024	March 31, 2023
	Variable Annuities
	(in thousands)
Direct and assumed	$1,472,957	$880,131
Ceded	1,063,886	547,357
Total market risk benefit assets	$2,536,843	$1,427,488

Direct and assumed	$4,088,679	$5,498,342
Ceded	299,638	123,339
Total market risk benefit liabilities	$4,388,317	$5,621,681

Net liability	$1,851,474	$4,194,193

11.    REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), PAR U, PURE, Prudential Term Reinsurance Company (“Term Re”), Dryden Arizona Reinsurance Term Company (“DART”), Lotus Reinsurance Company Ltd. (“Lotus Re”), PALAC, a former subsidiary of Prudential Financial that was sold to Fortitude on April 1, 2022, and prior to January 1, 2024 with its affiliates Prudential Universal Reinsurance Company (“PURC”) and Gibraltar Universal Life Reinsurance Company (“GUL Re”). The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term (“YRT”) and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, PURC and GUL Re and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of the transactions, the Company recognized a $971 million pre-tax recapture loss and a $1,186 million DRG that will be amortized into income over the estimated remaining life of the reinsured policies.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables	$41,060,869	$38,709,651
Policy loans	(1,094,070)	(1,082,584)
Deferred policy acquisition costs	(3,190,663)	(3,195,161)
Deferred sales inducements	(34,683)	(35,313)
Market risk benefit assets	1,064,022	1,165,378
Other assets	2,198,467	1,897,410
Policyholders’ account balances	5,901,708	5,977,108
Future policy benefits	7,109,698	7,026,209
Market risk benefit liabilities	302,169	249,538
Other liabilities	7,655,980	4,397,862
Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Deferred policy acquisition costs	$68,424	$71,315
Market risk benefit assets	715,512	745,662
Other assets	2,099,315	1,795,422
Policyholders’ account balances	1,817,895	1,830,579
Future policy benefits	130	453
Market risk benefit liabilities	157,687	131,594
Other liabilities	2,179,341	1,915,205

Reinsurance recoverables by counterparty are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
PAR U	$18,857,410	$15,722,061
PURC	0	7,565,968
PARCC	2,212,090	2,304,270
GUL Re	0	3,211,899
PAR Term	2,048,613	2,101,004
Prudential Insurance	4,039,611	1,311,525
Term Re	2,040,735	2,080,564
Lotus Re	2,062,495	2,051,831
DART	779,290	744,043
PURE	7,445,335	0
Unaffiliated	1,575,290	1,616,486
Total reinsurance recoverables	$41,060,869	$38,709,651

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Premiums:
Direct	$459,628	$462,067
Assumed	33	(156)
Ceded	(367,479)	(385,255)
Net premiums	92,182	76,656
Policy charges and fee income:
Direct	771,189	735,938
Assumed	258,770	152,600
Ceded	1,898,786	(502,047)
Net policy charges and fee income	2,928,745	386,491
Net investment income:
Direct	519,052	350,323
Assumed	330	343
Ceded	(14,062)	(1,216)
Net investment income(1)	505,320	349,450
Asset administration fees:
Direct	82,688	80,356
Assumed	0	0
Ceded	(26,056)	(16,154)
Net asset administration fees	56,632	64,202
Other income (loss):
Direct	44,816	225,734
Assumed	325	(293)
Ceded	168,344	19,406
Net other income (loss)(1)	213,485	244,847
Realized investment gains (losses), net:
Direct	98,442	(245,923)
Assumed	(9,167)	138,666
Ceded	19,368	(13,422)
Realized investment gains (losses), net(1)	108,643	(120,679)
Change in value of market risk benefits, net of related hedging gain (loss):
Direct	313,886	33,120
Assumed	(466)	(6,217)
Ceded	(221,829)	(6,701)
Net change in value of market risk benefits, net of related hedging gain (loss)	91,591	20,202
Policyholders’ benefits (including change in reserves):
Direct	951,647	878,785
Assumed	287,411	317,287
Ceded	2,852,743	(1,090,890)
Net policyholders’ benefits (including change in reserves)(1)	4,091,801	105,182

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2024	2023
Change in estimates of liability for future policy benefits:
Direct	139,586	(48,501)
Assumed	(9,510)	1,807
Ceded	(142,081)	42,292
Net change in estimates of liability for future policy benefits	(12,005)	(4,402)
Interest credited to policyholders’ account balances:
Direct	278,098	222,575
Assumed	46,148	38,506
Ceded	(99,988)	(100,859)
Net interest credited to policyholders’ account balances	224,258	160,222
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(390,041)	(117,830)
(1)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Premiums:
Assumed	$30	$(166)
Ceded	(25,152)	(16,575)

Policy charges and fee income:
Assumed	272	540
Ceded	(42,012)	(23,938)

Net investment income(1):
Ceded	0	10,920

Asset administration fees:
Ceded	(7,316)	0

Other income (loss)(1):
Assumed	429	(293)
Ceded	21,804	1,622

Realized investment gains (losses), net(1):
Assumed	(9,167)	138,666
Ceded	25,225	(14,581)

Change in value of market risk benefits, net of related hedging gain (loss):
Assumed	(466)	(6,217)
Ceded	(98,008)	(4,773)

Policyholders’ benefits (including change in reserves)(1):
Assumed	333	91
Ceded	(146,828)	(27,702)

Change in estimates of liability for future policy benefits:
Ceded	91,873	0

Interest credited to policyholders’ account balances:
Assumed	17,459	7,469
(1)Amounts include reinsurance agreements using the deposit method of accounting.
The gross and net amounts of life insurance face amount in force as of March 31, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$1,136,350,824	$1,098,986,043
Assumed gross life insurance face amount in force	35,289,794	36,379,128
Reinsurance ceded	(1,034,508,027)	(1,012,593,512)
Net life insurance face amount in force	$137,132,591	$122,771,659

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Significant Affiliated Reinsurance Agreements

PAR U

Pruco Life reinsures 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates prior to January 1, 2011.

Effective July 1, 2012, PLNJ reinsures 95% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates through December 31, 2019, excluding those policies that are subject to principle-based reserving.

On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U.

Effective January 1, 2024, Pruco Life recaptured the policies equal to 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates prior to January 1, 2011. Effective January 1, 2024, Pruco Life reinsures 25% of the risks associated with universal life policies with effective dates prior to January 1, 2015 and 100% of the risks associated with universal life policies with effective dates beginning January 1, 2015.

Effective January 1, 2024, PLNJ recaptured the policies previously reinsured by PAR U with effective dates prior to January 1, 2015. Effective January 1, 2024, PLNJ reinsures 100% of the risks associated with universal life policies, with effective dates from January 1, 2015 to December 31, 2019.

On March 28, 2024, PURC and GUL Re merged into PAR U.

PURE

Effective January 1, 2024, Pruco Life reinsures 75% of the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates prior to January 1, 2015.

Effective January 1, 2024, PLNJ reinsures 100% of the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates prior to January 1, 2015.

PURC

Pruco Life reinsures 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates from January 1, 2011 through December 31, 2013, with PURC and 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain other universal life policies, with effective dates from January 1, 2014 through December 31, 2016.

Effective January 1, 2024, the Company recaptured the policies previously reinsured by PURC. As a result of the recapture, the Company recorded a write-off of $116 million of DRG that was recognized with the previous reinsurance agreement.

On March 28, 2024, PURC merged into PAR U.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

GUL Re
Effective January 1, 2017, Pruco Life entered into an automatic coinsurance agreement with GUL Re to reinsure 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain other universal life policies, with effective dates on or after January 1, 2017 through December 31, 2019, excluding those policies that are subject to principle-based reserving.

Effective July 1, 2017, Pruco Life amended this agreement to include 30% of Universal Protector policies having no-lapse guarantees as well as certain other universal life policies with effective dates prior to January 1, 2014.

Effective January 1, 2024, the Company recaptured the policies previously reinsured by GUL Re.

On March 28, 2024, GUL Re merged into PAR U.

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
Prudential Insurance
The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. This agreement was terminated for new business effective January 1, 2020, with certain new business (primarily universal life policies) terminated as early as 2017. The Company now reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, certain term life insurance policies were recaptured and subsequently reinsured to PARCC and PAR Term as noted above. As of January 1, 2022, most of the variable life insurance policies were recaptured resulting in a $305 million loss recorded through "Policy charges and fee income." Those policies were then reinsured to Lotus Re as mentioned below. Effective January 1, 2024, the Company recaptured all GUL policies with Prudential Insurance and subsequently entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk for the totality of GUL policies reinsured to PURE.

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
DART
Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.
Significant Third-Party Reinsurance Arrangements
AuguStar Life Insurance Company (Formerly Known as The Ohio National Life Insurance Company)
Effective April 1, 2023, the Company entered into an agreement with AuguStar, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. This block represents approximately 10% of the Company’s remaining legacy in force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its PDI traditional variable annuity contracts. The general account liabilities associated with PDI's guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $277 million DRG that will be amortized into income over the estimated remaining life of the reinsured policies.
FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, "Reinsurance recoverables" includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of March 31, 2024, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed index annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $1,929 million and $1,618 million at March 31, 2024 and December 31, 2023, respectively. The funds withheld liabilities totaled $1,790 million and $1,518 million at March 31, 2024 and December 31, 2023, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of March 31, 2024, $2.3 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
12.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In determining the full year projected tax rate, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes and equity in earnings of operating joint venture”. Taxes attributable to operating joint venture are recorded within “Equity in earnings of operating joint venture, net of taxes.” The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(50.6) million, or 10.44% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first three months of 2024, compared to an income tax expense of $56.2 million, or 16.74%, in the first three months of 2023. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), (House of Representatives, 5376). One of the most significant provisions of the Inflation Reduction Act is a 15% corporate alternative minimum tax (CAMT) based on the Company’s GAAP income, with certain adjustments. This provision, which is applicable only to companies with average applicable financial statement income in excess of $1 billion for any three-year period ending in 2022 or later, is effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income. Any tax paid pursuant to this provision is available as a tax credit in future years when the Company’s tax rate exceeds the 15% minimum tax threshold. The Company is subject to CAMT for 2024 which may or may not result in a CAMT cash tax liability and will have no impact to the full year effective tax rate.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(18,085)	$(927,778)	$71,195	$843,748	$(30,920)
Change in OCI before reclassifications	(2,362)	(297,240)	32,830	(238,974)	(505,746)
Amounts reclassified from AOCI	0	(16,067)	0	0	(16,067)
Income tax benefit (expense)	212	65,788	(6,894)	50,185	109,291
Balance, March 31, 2024	$(20,235)	$(1,175,297)	$97,131	$654,959	$(443,442)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(20,007)	$(1,474,475)	$119,368	$1,365,049	$(10,065)
Change in OCI before reclassifications	2,666	377,650	(38,224)	180,423	522,515
Amounts reclassified from AOCI	0	4,451	0	0	4,451
Income tax benefit (expense)	(181)	(80,219)	8,027	(37,889)	(110,262)
Balance, March 31, 2023	$(17,522)	$(1,172,593)	$89,171	$1,507,583	$406,639

(1)Includes cash flow hedges of $39 million and $12 million as of March 31, 2024 and December 31, 2023, respectively, and $118 million and $139 million as of March 31, 2023 and December 31, 2022, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$22,904	$3,770
Net unrealized investment gains (losses) on available-for-sale securities	(6,837)	(8,221)
Total net unrealized investment gains (losses)(4)	16,067	(4,451)
Total reclassifications for the period	$16,067	$(4,451)

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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2023	$1,987	$(1,404,180)	$(801,351)	$1,029,098	$246,668	$(927,778)
Net investment gains (losses) on investments arising during the period	(596)	(339,362)	0	0	71,420	(268,538)
Reclassification adjustment for (gains) losses included in net income	(9)	(16,058)	0	0	3,375	(12,692)
Reclassification due to allowance for credit losses recorded during the period	(26)	26	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(184,494)	227,212	(9,007)	33,711
Balance, March 31, 2024	$1,356	$(1,759,574)	$(985,845)	$1,256,310	$312,456	$(1,175,297)

(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables and DRL.
(3)"Other liabilities" primarily includes reinsurance payables.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The expense charged to the Company for the deferred compensation program was $3.3 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million for both the three months ended March 31, 2024 and 2023.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $4 million for both the three months ended March 31, 2024 and 2023.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended March 31, 2024 and 2023.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $178 million and $140 million for the three months ended March 31, 2024 and 2023, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $36 million and $39 million for the three months ended March 31, 2024 and 2023, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,325 million and $4,156 million at March 31, 2024 and December 31, 2023, respectively. Fees related to these COLI policies were $13 million for both the three months ended March 31, 2024 and 2023. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of March 31, 2024 and December 31, 2023. Interest income related to the policy loan was $10 million for three months ended March 31, 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $15 million and $12 million for the three months ended March 31, 2024 and 2023, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

The interest income to the Company from PGF related to affiliated cash collateral was $128 million and $110 million for the three months ended March 31, 2024 and 2023, respectively, and are included in "Other income (loss)".
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $854 million and $754 million of investments in joint ventures as of March 31, 2024 and December 31, 2023, respectively. "Net investment income" related to these ventures includes gains(losses) of $9 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $69 million for both the three months ended March 31, 2024 and 2023. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $11 million and $9 million for the three months ended March 31, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2024 and December 31, 2023 is as follows:

	Maturity Dates			Interest Rates			March 31, 2024	December 31, 2023
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2032	0.00%	-	14.85%	$269,949	$147,984
Total notes receivable - affiliated(1)							$269,949	$147,984
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

Accrued interest receivable related to these loans was $1 million at both March 31, 2024 and December 31, 2023, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended March 31, 2024 and 2023, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at March 31, 2024 and December 31, 2023 were as follows:

	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.83%	$70,741	$71,038

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0.5 million for both the March 31, 2024 and December 31, 2023, and is included in "Accrued investment income". Revenues were $2 million for both the three months ended March 31, 2024 and 2023, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2024 and for the year ended December 31, 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0
PURC	April 2023	Purchase	Fixed Maturities	$102,804	$102,804	$0	$0
Term Re	June 2023	Purchase	Fixed Maturities	$115,573	$115,573	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,298	$4,443	$114	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,394	$4,494	$80	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$19,453	$19,203	$(198)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$502	$0
Prudential Insurance	September 2023	Purchase	Fixed Maturities	$15,880	$15,801	$(62)	$0
Prudential Insurance	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0
Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term debt. There is no long-term debt to affiliates as of March 31, 2024 and December 31, 2023.

Affiliate	Date Issued	Amount of Notes - March 31, 2024	Amount of Notes - December 31, 2023	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$94,271	$94,953	3.95%	6/20/2024
Prudential Insurance	8/13/2021	37,707	37,981	3.95%	6/20/2024
Prudential Insurance	8/13/2021	47,137	47,477	3.95%	6/20/2024
Total Loans Payable to Affiliates(1)		$179,115	$180,411
(1) Includes $179 million and $180 million of loans reclassified as current portion of long-term debt as of March 31, 2024 and December 31, 2023, respectively.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $4 million and $3 million for the three months ended March 31, 2024 and 2023, respectively.

All debt outstanding as of March 31, 2024 and December 31, 2023 is that of Pruco Life.

Contributed Capital and Dividends

In February and December 2023, the Company received capital contributions in the amount of $405 million and $7 million, respectively, from Prudential Insurance.

In June, September, and December 2023, there was a $300 million, $650 million and $450 million return of capital, respectively, to Prudential Insurance.

Through March 2024 and December 2023, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2024 and December 31, 2023, the outstanding balances on these commitments were $176 million     and $270 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.2 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, which is a change of $0.1 million for the three months ended March 31, 2024. There was no change for the three months ended March 31, 2023. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of March 31, 2024 and December 31, 2023, $1,162 million and $1,182 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2024 or 2023.

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

Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $32 million as of both March 31, 2024 and December 31, 2023, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	March 31, 2024	December 31, 2023
	(in thousands)
Guaranteed value of third-parties' assets	$1,155,520	$311,302
Fair value of collateral supporting these assets	$1,008,508	$287,621
Asset (liability) associated with guarantee, carried at fair value	$(208)	$1

Certain contracts underwritten by Pruco Life include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 , and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Individual Annuities and Individual Life
California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In February 2024, defendants removed the action from California state court to the United States District Court for the Northern District of California.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2024, compared with December 31, 2023, and its consolidated results of operations for the three months ended March 31, 2024 and 2023. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, indexed variable annuities, fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. ("Somerset Re") to coinsure a closed block of guaranteed universal life (“GUL”) policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U"), Prudential Universal Reinsurance Company ("PURC") and Gibraltar Universal Life Reinsurance Company ("GUL Re") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with Prudential Insurance. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.
In May 2023, the Company entered into an agreement with AuguStar Life Insurance Company (formerly known as The Ohio National Life Insurance Company), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living and death benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.
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

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

•Policyholder liabilities;
•Valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”);
•Reinsurance recoverables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters

Market Performance - Equity and Interest Rate Assumptions

The liability for future policy benefits for certain of our universal life type products includes quarterly adjustments for the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of the returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.3% near-term mean reversion equity expected rate of return.

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

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Adoption of New Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $8.8 billion from $213.3 billion at December 31, 2023 to $222.1 billion at March 31, 2024. Significant components were:
•Separate account assets increased $2.7 billion primarily driven by favorable equity market performance, partially offset by net outflows;
•Total investments increased $2.6 billion driven by new sales of general account annuity products; and
•Reinsurance Recoverable increased $2.4 billion primarily driven by the reinsurance of the Company's guaranteed universal life block to PURE.
Total liabilities increased $9.6 billion from $208.8 billion at December 31, 2023 to $218.4 billion at March 31, 2024. Significant components were:
•Policyholder account balances increased $4.7 billion primarily driven by incremental indexed product sales;
•Other liabilities increased $3.2 billion primarily driven by the additional reinsurance of the Company's guaranteed universal life mortality risk ceded to Prudential Insurance and deferred gains associated with the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account liabilities increased $2.7 billion corresponding to the increase in separate account assets, as discussed above.
Total equity decreased $0.9 billion primarily driven by a net loss of $0.4 billion and $0.4 billion in unrealized losses on investments due to rising rates and changes direct NPR spreads.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $821 million from income of $336 million for the three months ended March 31, 2023 to a loss of $485 million for the three months ended March 31, 2024 primarily driven by:
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Partially offset by:
•Higher Policy Charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies; and
•Higher Realized investments gains (losses), net driven by changes in interest rates.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $2,976 million from $1,021 million for the three months ended March 31, 2023 to $3,997 million for the three months ended March 31, 2024 primarily driven by:
•Higher Policy Charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies; and
•Higher Realized investments gains (losses), net driven by changes in interest rates.
Benefits and expenses increased $3,796 million from $685 million for the three months ended March 31, 2023 to $4,481 million for the three months ended March 31, 2024 primarily driven by:
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Partially offset by:
•Lower Amortization of deferred policy acquisition costs driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2024 and December 31, 2023, the Company had liquid assets of $34.8 billion and $32.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3.0 billion and $2.5 billion as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, $25.5 billion, or 91%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of March 31, 2024 the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $11,250 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $8,780 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of
December 31, 2023. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of March 31, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of March 31, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 13, 2024