Form 10-Q/A
period 2024-03-31
PRUCO LIFE INSURANCE CO
filed 2024-08-16
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
 ________________________________________
FORM 10-Q/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 16, 2024, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

EXPLANATORY NOTE

Pruco Life Insurance Company (“Pruco Life” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024 (the “Original Filing”) to amend and restate the Original Filing in its entirety to: (1) restate its Unaudited Interim Consolidated Financial Statements and the related notes as of and for the three months ended March 31, 2024 included in Part I Item 1 “Financial Statements”, (2) amend and restate the disclosure in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restatement, and (3) amend and restate the disclosure in Part I Item 4 “Controls and Procedures” to reflect matters related to the material weakness.

In connection with the Company’s close process for the three months ended June 30, 2024, the Company identified an error in the valuation of policyholder account balances of indexed variable annuity products, and certain other immaterial errors. The restatement of the three months ended March 31, 2024, relates mainly to an $86 million valuation-related pre-tax charge from an increase to the policyholder account balances of indexed variable annuity products, and certain other immaterial adjustments. In connection with this restatement, the Company also corrected for an unrelated $75 million misclassification of certain affiliated ceded activity in the Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2024, which decreased cash flows from financing activities and increased cash flows from operating activities. For more information about the restatement, see Note 1 to the Unaudited Interim Consolidated Financial Statements included in Part I Item 1 “Financial Statements” to this Amendment No. 1.

The information in the Original Filing is amended and restated in its entirety to read as set forth in this Amendment No. 1. Except as expressly set forth above, there are no changes to the information in the Original Filing and this Amendment No. 1 does not update or otherwise change the other disclosures contained in the Original Filing to reflect any events, conditions or other developments that have occurred or existed since May 13, 2024, the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.

In addition, pursuant to the rules of the SEC, the Company is filing, as exhibits to this Amendment No. 1, new, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer under Part II Item 6 “Exhibits” in respect of the periods covered by this Amendment No. 1. As reported in Part I Item 4 “Controls and Procedures” to this Amendment No. 1, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in the Company’s internal control over financial reporting. The Company is also filing as exhibits to this Amendment No. 1 the amended and restated financial statements and related notes formatted in XBRL (eXtensible Business Reporting Language) under Part II Item 6 “Exhibits” to reflect the restatements to the Company’s Unaudited Consolidated Financial Statements described above.

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
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2024 and December 31, 2023 (in thousands, except share amounts)

	March 31, 2024 (Restated)	December 31, 2023
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2024-$1,650; 2023-$2,008) (amortized cost: 2024–$29,821,440; 2023–$27,538,066)	$28,031,484	$26,131,780
Fixed maturities, trading, at fair value (amortized cost: 2024–$3,942,046; 2023–$3,476,746)	3,180,460	2,796,446
Equity securities, at fair value (cost: 2024– $575,867; 2023–$824,270)	574,736	844,950
Policy loans	1,496,241	1,472,677
Short-term investments	673,511	380,366
Commercial mortgage and other loans (net of $42,682 and $37,689 allowance for credit losses at March 31, 2024 and December 31, 2023, respectively)	6,279,862	6,122,721
Other invested assets (includes $96,618 and $85,025 of assets measured at fair value at March 31, 2024 and December 31, 2023, respectively)	1,337,953	1,222,985
Total investments	41,574,247	38,971,925
Cash and cash equivalents	2,357,758	2,139,792
Deferred policy acquisition costs	7,245,454	7,097,511
Accrued investment income	361,054	333,838
Reinsurance recoverables	41,124,532	38,709,651
Receivables from parent and affiliates	514,254	332,583
Deferred sales inducements	344,893	351,424
Income tax assets	1,909,794	1,737,651
Market risk benefit assets	2,536,843	2,367,243
Other assets	2,347,175	2,078,938
Separate account assets	121,895,023	119,188,485
TOTAL ASSETS	$222,211,027	$213,309,041
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$57,764,158	$53,012,800
Future policy benefits	23,412,117	23,205,205
Market risk benefit liabilities	4,388,317	5,144,401
Cash collateral for loaned securities	3,698	218,310
Short-term debt to affiliates	179,115	180,411
Payables to parent and affiliates	2,560,741	2,667,696
Other liabilities	8,409,164	5,170,308
Separate account liabilities	121,895,023	119,188,485
Total liabilities	218,612,333	208,787,616
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,058,324	5,052,602
Retained earnings / (accumulated deficit)	(1,075,373)	(532,951)
Accumulated other comprehensive income (loss)	(443,442)	(30,920)
Total Pruco Life Insurance Company equity	3,542,009	4,491,231
Noncontrolling interests	56,685	30,194
Total equity	3,598,694	4,521,425
TOTAL LIABILITIES AND EQUITY	$222,211,027	$213,309,041

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended March 31,
	2024 (Restated)	2023
REVENUES
Premiums	$92,182	$76,656
Policy charges and fee income	2,909,205	386,491
Net investment income	505,320	349,450
Asset administration fees	56,632	64,202
Other income (loss)	213,485	244,847
Realized investment gains (losses), net	23,000	(120,679)
Change in value of market risk benefits, net of related hedging gain (loss)	91,591	20,202
TOTAL REVENUES	3,891,415	1,021,169
BENEFITS AND EXPENSES
Policyholders’ benefits	4,106,408	105,182
Change in estimates of liability for future policy benefits	(12,005)	(4,402)
Interest credited to policyholders’ account balances	224,550	160,222
Amortization of deferred policy acquisition costs	(131,015)	137,495
General, administrative and other expenses	308,178	286,647
TOTAL BENEFITS AND EXPENSES	4,496,116	685,144
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(604,701)	336,025
Income tax expense (benefit)	(63,617)	56,239
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(541,084)	279,786
Equity in earnings of operating joint venture, net of taxes	(157)	(107)
NET INCOME (LOSS)	$(541,241)	$279,679
Less: Income (loss) attributable to noncontrolling interests	1,181	0
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$(542,422)	$279,679
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,362)	2,666
Net unrealized investment gains (losses)	(313,307)	382,101
Interest rate remeasurement of future policy benefits	32,830	(38,224)
Gain (loss) from changes in non-performance risk on market risk benefits	(238,974)	180,423
Total	(521,813)	526,966
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(109,291)	110,262
Other comprehensive income (loss), net of taxes	(412,522)	416,704
Comprehensive income (loss)	(953,763)	696,383
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,181	0
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$(954,944)	$696,383

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$2,500	$5,052,602	$(532,951)	$(30,920)	$4,491,231	$30,194	$4,521,425
Contributions from noncontrolling interests						25,310	25,310
Contributed (distributed) capital-parent/child asset transfers		5,722			5,722		5,722
Comprehensive income (loss):
Net income (loss)			(542,422)		(542,422)	1,181	(541,241)
Other comprehensive income (loss), net of tax				(412,522)	(412,522)	0	(412,522)
Total comprehensive income (loss)					(954,944)	1,181	(953,763)
Balance, March 31, 2024 (Restated)	$2,500	$5,058,324	$(1,075,373)	$(443,442)	$3,542,009	$56,685	$3,598,694

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022(1)	$2,500	$6,037,914	$(994,154)	$(10,065)	$5,036,195	$0	$5,036,195
Contributed capital		405,000			405,000		405,000
Contributed (distributed) capital-parent/child asset transfers		1,870			1,870		1,870
Comprehensive income (loss):
Net income (loss)			279,679		279,679		279,679
Other comprehensive income (loss), net of tax				416,704	416,704	0	416,704
Total comprehensive income (loss)					696,383	0	696,383
Balance, March 31, 2023	$2,500	$6,444,784	$(714,475)	$406,639	$6,139,448	$0	$6,139,448
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (in thousands)

	2024 (Restated)	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(541,241)	$279,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(2,407,448)	17,704
Interest credited to policyholders’ account balances	224,550	160,222
Realized investment (gains) losses, net	(23,000)	120,679
Change in value of market risk benefits, net of related hedging (gains) losses	(91,591)	(20,202)
Change in:
Future policy benefits and other insurance liabilities	758,805	484,712
Reinsurance recoverables	(220,256)	(45,521)
Accrued investment income	(19,317)	(30,022)
Net payables to/receivables from parent and affiliates	53,794	(26,556)
Deferred policy acquisition costs	(462,777)	(109,244)
Income taxes	(64,423)	55,566
Derivatives, net	(23,220)	(225,835)
Other, net	3,506,749	(76,628)
Cash flows from (used in) operating activities	690,625	584,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	534,863	410,373
Fixed maturities, trading	109,671	20,383
Equity securities	599,147	44,737
Policy loans	43,678	49,376
Ceded policy loans	(152,846)	(36,100)
Short-term investments	203,345	54,461
Commercial mortgage and other loans	138,763	39,507
Other invested assets	47,619	2,662
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(2,738,376)	(2,262,838)
Fixed maturities, trading	(521,570)	(238,718)
Equity securities	(355,267)	(84,161)
Policy loans	(64,385)	(44,573)
Ceded policy loans	26,675	27,008
Short-term investments	(495,831)	(196,042)
Commercial mortgage and other loans	(309,826)	(170,647)
Other invested assets	(146,510)	(41,722)
Notes receivable from parent and affiliates, net	(120,777)	66
Derivatives, net	(17,634)	8,058
Other, net	7,478	16,146
Cash flows from (used in) investing activities	(3,211,783)	(2,402,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	4,110,730	2,609,854
Ceded policyholders’ account deposits	(356,405)	(299,058)
Policyholders’ account withdrawals	(1,027,050)	(954,813)
Ceded policyholders’ account withdrawals	239,384	158,338
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(214,607)	72,809
Contributed / (return of) capital	0	405,000
Contributed (distributed) capital - parent/child asset transfers	7,481	2,368
Net change in all other financing arrangements (maturities 90 days or less)	(1,296)	681
Drafts outstanding	(69,072)	(60,532)
Other, net	49,959	(26,049)
Cash flows from (used in) financing activities	2,739,124	1,908,598
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	217,966	91,128
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,139,792	2,397,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,357,758	$2,488,755

Significant Non-Cash Transactions

"Cash flows from (used in) operating activities" for the three months ended March 31, 2024 excludes certain non-cash activities in the amount of $1,138 million related to the Company's affiliated reinsurance with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 11 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements

In connection with the Company’s close process for the three months ended June 30, 2024, the Company identified an error in the valuation of policyholder account balances of indexed variable annuity products, and certain other immaterial errors. The restatement of the three months ended March 31, 2024, relates mainly to an $86 million valuation-related pre-tax charge from an increase to the policyholder account balances of indexed variable annuity products, and certain other immaterial adjustments. In connection with this restatement, the Company also corrected for an unrelated $75 million misclassification of certain affiliated ceded activity in the Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2024, which decreased cash flows from financing activities and increased cash flows from operating activities.

The impacts of the adjustments have been reflected throughout the Unaudited Interim Consolidated Financial Statements, including the applicable footnotes, as appropriate.

The following are selected line items from the Unaudited Interim Consolidated Financial Statements illustrating the effects of these adjustments:

Unaudited Interim Consolidated Statements of Financial Position

	March 31, 2024
	As Previously Reported	Adjustment	As Restated
	(in thousands)
ASSETS
Reinsurance recoverables	$41,060,869	$63,663	$41,124,532
Income tax assets	1,896,793	13,001	1,909,794
TOTAL ASSETS	$222,134,363	$76,664	$222,211,027
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances	$57,677,780	$86,378	$57,764,158
Future policy benefits	23,362,318	49,799	23,412,117
Other liabilities	8,361,698	47,466	8,409,164
Total liabilities	218,428,690	183,643	218,612,333
EQUITY
Retained earnings / (accumulated deficit)	(968,394)	(106,979)	(1,075,373)
Total equity	3,705,673	(106,979)	3,598,694
TOTAL LIABILITIES AND EQUITY	$222,134,363	$76,664	$222,211,027

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Restated
	(in thousands)
REVENUES
Policy charges and fee income	$2,928,745	$(19,540)	$2,909,205
Realized investment gains (losses), net	108,643	(85,643)	23,000
TOTAL REVENUES	3,996,598	(105,183)	3,891,415
BENEFITS AND EXPENSES
Policyholders’ benefits	4,091,801	14,607	4,106,408
Interest credited to policyholders’ account balances	224,258	292	224,550
General, administrative and other expenses	308,280	(102)	308,178
TOTAL BENEFITS AND EXPENSES	4,481,319	14,797	4,496,116
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(484,721)	(119,980)	(604,701)
Income tax expense (benefit)	(50,616)	(13,001)	(63,617)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(434,105)	(106,979)	(541,084)
NET INCOME (LOSS)	$(434,262)	$(106,979)	$(541,241)

Unaudited Interim Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands)
Balance, December 31, 2023	$(532,951)	$0	$(532,951)	$4,521,425	$0	$4,521,425
Comprehensive income (loss):
Net income (loss)	(435,443)	(106,979)	(542,422)	(434,262)	(106,979)	(541,241)
Total comprehensive income (loss)	0	0	0	(846,784)	(106,979)	(953,763)
Balance, March 31, 2024	$(968,394)	$(106,979)	$(1,075,373)	$3,705,673	$(106,979)	$3,598,694

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(434,262)	$(106,979)	$(541,241)
Policy charges and fee income	(3,067,235)	659,787	(2,407,448)
Interest credited to policyholders’ account balances	224,258	292	224,550
Realized investment (gains) losses, net	(108,643)	85,643	(23,000)
Change in:
Future policy benefits and other insurance liabilities	709,006	49,799	758,805
Reinsurance recoverables	415,037	(635,293)	(220,256)
Income taxes	(51,422)	(13,001)	(64,423)
Other, net	3,474,569	32,180	3,506,749
Cash flows from (used in) operating activities	618,197	72,428	690,625
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Ceded policy loans	(175,584)	22,738	(152,846)
Payments for the purchase/origination of:
Ceded policy loans	46,827	(20,152)	26,675
Cash flows from (used in) investing activities	(3,214,369)	2,586	(3,211,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Ceded policyholders’ account deposits	(278,292)	(78,113)	(356,405)
Ceded policyholders’ account withdrawals	236,285	3,099	239,384
Cash flows from (used in) financing activities	2,814,138	(75,014)	2,739,124

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$338,809	$234,810
Fixed maturities, trading	31,669	17,874
Equity securities	3,747	2,777
Commercial mortgage and other loans	73,758	48,656
Policy loans	14,445	4,996
Other invested assets	23,320	26,099
Short-term investments and cash equivalents	46,315	31,176
Gross investment income	532,063	366,388
Less: investment expenses	(26,743)	(16,938)
Net investment income	$505,320	$349,450

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities(1)	$(6,837)	$(8,221)
Commercial mortgage and other loans	(5,781)	(1,278)
Other invested assets	15,511	5,627
Derivatives	20,454	(118,270)
Short-term investments and cash equivalents	(347)	1,463
Realized investment gains (losses), net	$23,000	$(120,679)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$1,356	$1,987
Fixed maturity securities, available-for-sale without an allowance	(1,789,662)	(1,406,265)
Derivatives designated as cash flow hedges(1)	39,113	11,934
Affiliated notes	(8,033)	(8,760)
Other investments(2)	(992)	(1,089)
Net unrealized gains (losses) on investments	$(1,758,218)	$(1,402,193)
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
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,370 million and $7,402 million as of March 31, 2024 and December 31, 2023, respectively, primarily included in "Policyholders' account balances".
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

	Three Months Ended March 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(63)	$0	$11
Currency/Interest Rate	(108)	0	10,728	12,346	27,168
Total cash flow hedges	(107)	0	10,665	12,346	27,179
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	44,472	(855,925)	0	0	0
Currency	13,121	0	0	0	0
Currency/Interest Rate	31,976	0	0	183	0
Credit	7,886	0	0	0	0
Equity	1,426,177	(430,868)	0	0	0
Embedded Derivatives	(1,503,071)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	20,561	(1,286,793)	0	183	0
Total	$20,454	$(1,286,793)	$10,665	$12,529	$27,179

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(25)	$0	$41
Currency/Interest Rate	2,515	0	11,705	(10,426)	(20,328)
Total cash flow hedges	2,516	0	11,680	(10,426)	(20,287)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(48,164)	208,061	0	0	0
Currency	(6,610)	0	0	0	0
Currency/Interest Rate	(12,722)	0	0	(146)	0
Credit	934	0	0	0	0
Equity	196,875	(199,932)	0	0	0
Embedded Derivatives	(247,987)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(117,674)	8,129	0	(146)	0
Total	$(115,158)	$8,129	$11,680	$(10,572)	$(20,287)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2023	$11,934
Amount recorded in AOCI
Interest Rate	(51)
Currency/Interest Rate	50,134
Total amount recorded in AOCI	50,083
Amount reclassified from AOCI to income
Interest Rate	62
Currency/Interest Rate	(22,966)
Total amount reclassified from AOCI to income	(22,904)
Balance, March 31, 2024	$39,113

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

	March 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$948,985	$0	$	$948,985
Obligations of U.S. states and their political subdivisions	0	731,714	0		731,714
Foreign government bonds	0	266,953	671		267,624
U.S. corporate public securities	0	10,004,726	0		10,004,726
U.S. corporate private securities	0	4,428,876	553,362		4,982,238
Foreign corporate public securities	0	2,055,367	6,965		2,062,332
Foreign corporate private securities	0	4,322,436	449,323		4,771,759
Asset-backed securities(2)	0	2,426,607	616,197		3,042,804
Commercial mortgage-backed securities	0	756,593	77,924		834,517
Residential mortgage-backed securities	0	384,785	0		384,785
Subtotal	0	26,327,042	1,704,442		28,031,484
Market risk benefit assets	0	0	2,536,843		2,536,843
Fixed maturities, trading	0	3,033,917	146,543		3,180,460
Equity securities	530,559	15,527	28,650		574,736
Short-term investments	220,814	329,339	3,351		553,504
Cash equivalents	297,705	1,611,967	0		1,909,672
Other invested assets(4)	31,401	11,993,206	1	(11,993,839)	30,769
Other assets	0	0	303,538		303,538
Reinsurance recoverables	0	0	96,442		96,442
Receivables from parent and affiliates	0	148,571	121,378		269,949
Subtotal excluding separate account assets	1,080,479	43,459,569	4,941,188	(11,993,839)	37,487,397
Separate account assets(5)(6)	199,149	116,193,959	7,894		116,401,002
Total assets	$1,279,628	$159,653,528	$4,949,082	$(11,993,839)	$153,888,399
Market risk benefit liabilities	$0	$0	$4,388,317	$	$4,388,317
Policyholders' account balances	0	0	9,752,538		9,752,538
Payables to parent and affiliates	0	23,450,922	0	(20,963,695)	2,487,227
Other liabilities(7)	7,555	17,519	207	(7,555)	17,726
Total liabilities	$7,555	$23,468,441	$14,141,062	$(20,971,250)	$16,645,808

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$975,287	$0	$	$975,287
Obligations of U.S. states and their political subdivisions	0	776,627	0		776,627
Foreign government bonds	0	281,304	682		281,986
U.S. corporate public securities	0	9,495,912	0		9,495,912
U.S. corporate private securities	0	4,476,258	513,236		4,989,494
Foreign corporate public securities	0	1,698,965	7,129		1,706,094
Foreign corporate private securities	0	4,137,004	493,978		4,630,982
Asset-backed securities(2)	0	1,928,428	99,122		2,027,550
Commercial mortgage-backed securities	0	773,663	78,115		851,778
Residential mortgage-backed securities	0	396,070	0		396,070
Subtotal	0	24,939,518	1,192,262		26,131,780
Market risk benefit assets	0	0	2,367,243		2,367,243
Fixed maturities, trading	0	2,762,398	34,048		2,796,446
Equity securities(3)	790,346	11,285	28,709		830,340
Short-term investments	31,879	280,228	1,759		313,866
Cash equivalents	447,396	1,196,729	0		1,644,125
Other invested assets(4)	23,432	9,022,304	1	(9,028,019)	17,718
Other assets	0	0	224,019		224,019
Reinsurance recoverables	0	0	69,745		69,745
Receivables from parent and affiliates	0	147,984	0		147,984
Subtotal excluding separate account assets	1,293,053	38,360,446	3,917,786	(9,028,019)	34,543,266
Separate account assets(5)(6)	176,239	113,747,569	5,985		113,929,793
Total assets	$1,469,292	$152,108,015	$3,923,771	$(9,028,019)	$148,473,059
Market risk benefit liabilities	$0	$0	$5,144,401	$	$5,144,401
Policyholders' account balances	0	0	7,689,929		7,689,929
Payables to parent and affiliates	0	21,239,770	0	(18,588,647)	2,651,123
Other liabilities(7)	8,032	6,340	0	(8,032)	6,340
Total liabilities	$8,032	$21,246,110	$12,834,330	$(18,596,679)	$15,491,793
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

	March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$804,470	Discounted cash flow	Discount rate	6.92%	20%	11.64%	Decrease
Commercial mortgage-backed securities	$77,924	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.68%	Decrease
Market risk benefit assets(3)	$2,536,843	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.33%	1.80%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets	$303,538	Discounted cash flow	Lapse rate(4)	1%	80%		Increase
			Spread over SOFR(5)	0.33%	1.80%		Increase
			Mortality rate(8)	0%	23%		Increase
			Option Budget(10)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$4,388,317	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.33%	1.80%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$9,752,538	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.33%	1.80%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$81,635	Discounted cash flow	Discount rate	6.98%	20%	9.73%	Decrease
		Liquidation	Liquidation value	63.62%	63.62%	63.62%	Increase
Commercial mortgage-backed securities	$78,115	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.71%	Decrease
Market risk benefit assets(3)	$2,367,243	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.41%	1.91%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets	$224,019	Discounted cash flow	Lapse rate(4)	1%	80%		Increase
			Spread over SOFR(5)	0.41%	1.85%		Increase
			Mortality rate(8)	0%	23%		Increase
			Option Budget(10)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$5,144,401	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.41%	1.91%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$7,689,929	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.41%	1.85%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase
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

	Three Months Ended March 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(11)	$0	$0	$0	$0	$0	$0	$0	$671	$(13)
Corporate securities(3)	1,014,343	(10,790)	125,041	(65,052)	0	(53,892)	0	0	0	1,009,650	(9,602)
Structured securities(4)	177,237	(139)	484,340	0	0	(1,895)	0	34,578	0	694,121	(280)
Other assets:
Fixed maturities, trading	34,048	(848)	113,343	0	0	0	0	0	0	146,543	(848)
Equity securities	28,709	(332)	273	0	0	0	0	0	0	28,650	(332)
Other invested assets	1	1	(1)	0	0	0	0	0	0	1	1
Short-term investments	1,759	(316)	2,002	0	0	(94)	0	0	0	3,351	(316)
Other assets	224,019	37,007	55,706	0	0	(13,194)	0	0	0	303,538	23,814
Receivables from parent and affiliates	0	0	121,378	0	0	0	0	0	0	121,378	0
Reinsurance recoverables(5)	69,745	(5,521)	32,218	0	0	0	0	0	0	96,442	(35,090)
Separate account assets	5,985	199	2,633	(1,256)	0	(125)	0	458	0	7,894	200
Liabilities:
Policyholders' account balances(5)	(7,689,929)	(1,503,024)	0	0	(560,398)	0	813	0	0	(9,752,538)	(142,507)
Other liabilities	0	(207)	0	0	0	0	0	0	0	(207)	(207)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,696)	$0	$0	$(9,842)	$598	$626	$0	$0	$(10,521)
Other assets:
Fixed maturities, trading	0	(848)	0	0	0	0	(848)	0	0
Equity securities	0	(332)	0	0	0	0	(332)	0	0
Other invested assets	1	0	0	0	0	1	0	0	0
Short-term investments	(316)	0	0	0	0	(316)	0	0	0
Other assets	37,007	0	0	0	0	23,814	0	0	0
Reinsurance recoverables	(5,521)	0	0	0	0	(35,090)	0	0	0
Separate account assets	0	0	199	0	0	0	0	200	0
Liabilities:
Policyholders' account balances	(1,503,024)	0	0	0	0	(142,507)	0	0	0
Other liabilities	(207)	0	0	0	0	(207)	0	0	0

Don't delete hidden table

Don't delete hidden table

	Three Months Ended March 31, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(10)	$0	$0	$0	$0	$0	$0	$0	$714	$(12)
Corporate securities(3)	507,496	5,323	94,096	(19,598)	0	(51,424)	0	0	0	535,893	4,640
Structured securities(4)	104,724	(3,635)	146,016	(27)	0	(613)	0	2,240	(19,836)	228,869	(3,613)
Other assets:
Fixed maturities, trading	0	0	6,250	0	0	0	0	0	0	6,250	0
Equity securities	28,593	(830)	0	0	0	0	15,411	0	0	43,174	(830)
Short-term investments	16,945	1,856	1,542	0	0	(5,927)	0	0	0	14,416	51
Other assets	141,041	(18,361)	34,620	0	0	(1,537)	0	0	0	155,763	(16,824)
Reinsurance recoverables	0	1,357	0	0	0	0	0	0	0	1,357	1,357
Separate account assets	4,645	98	0	(180)	0	(10)	0	0	0	4,553	96
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(229,919)	0	0	(398,623)	0	1,595	0	0	(4,129,043)	(417,482)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$325	$0	$0	$964	$389	$(901)	$0	$0	$1,916
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(830)	0	0	0	0	(830)	0	0
Short-term investments	1,434	0	0	51	371	0	0	0	51
Other assets	(18,361)	0	0	0	0	(16,824)	0	0	0
Reinsurance recoverables	1,357	0	0	0	0	1,357	0	0	0
Separate account assets	0	0	98	0	0	0	0	96	0
Liabilities:
Policyholders' account balances	(229,919)	0	0	0	0	(417,482)	0	0	0

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

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$48,073	$261,721	$1,363,496	$1,673,290
Amortization	(2,688)	(5,056)	(30,644)	(38,388)
Other(1)	(9)	(40)	1,099,832	1,099,783
Balance, end of period	$45,376	$256,625	$2,432,684	$2,734,685
(1)Other includes the impact of the Universal Life reinsurance transaction with PAR U, PURE and Prudential Insurance, including $1,216 million of DRG, partially offset by a $116 million write-off. See Note 11 for additional information.

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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,793	$12,664,445
Flooring impact and amounts in AOCI	831,583	1,269,237
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,376	13,933,682
Effect of actual variances from expected experience and other activity	191,103	(32,188)
Adjusted balance, beginning of period	15,303,479	13,901,494
Assessments collected(1)	297,419	267,869
Interest accrual	128,241	117,307
Benefits paid	(68,233)	(71,551)
Balance, excluding amounts in AOCI, end of period, pre-flooring	15,660,906	14,215,119
Flooring impact and amounts in AOCI	(1,014,852)	(962,417)
Balance, including amounts in AOCI, end of period, post-flooring	14,646,054	13,252,702
Less: Reinsurance recoverables	14,466,067	13,029,847
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$179,987	$222,855
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Interest accrual	$128,241	$117,307
Gross assessments	$419,396	$427,489
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.39%	3.38%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,569,229	$7,428,204
Deferred profit liability, end of period, post-flooring	15,038	18,731
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	14,646,054	13,252,702
Subtotal of amounts disclosed above	22,230,321	20,699,637
Other Future policy benefits reserves(1)	1,181,796	1,059,906
Total Future policy benefits	$23,412,117	$21,759,543
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

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,836,765	$20,167,713	$49,168,791
Deposits	1,553,852	1,624,956	529,212	3,708,020
Interest credited	43,517	98,143	138,059	279,719
Policy charges	2,208	(3,702)	(455,538)	(457,032)
Surrenders and withdrawals	(103,696)	(179,988)	(199,907)	(483,591)
Benefit payments	(12,879)	(4,926)	(17,856)	(35,661)
Net transfers (to) from separate account	0	(6,723)	84,803	78,080
Change in market value and other adjustments(1)	88,291	1,368,024	37,169	1,493,484
Balance, end of period	7,735,606	25,732,549	20,283,655	53,751,810
Unearned revenue reserve				3,908,497
Other				103,851
Total Policyholders' account balance				$57,764,158

Weighted-average crediting rate	2.50%	1.62%	2.73%	2.17%
Net amount at risk(2)	$18	$0	$327,231,561	$327,231,579
Cash surrender value(3)	$6,674,346	$23,282,269	$18,899,950	$48,856,565

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Fixed Annuities(4)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,824	$16,432,032	$18,736,365	$38,744,221
Deposits	564,236	948,987	530,381	2,043,604
Interest credited	11,996	78,629	141,753	232,378
Policy charges	(118)	(5,729)	(451,990)	(457,837)
Surrenders and withdrawals	(43,158)	(113,424)	(216,334)	(372,916)
Benefit payments	(10,215)	(10,624)	(24,771)	(45,610)
Net transfers (to) from separate account	0	10,253	24,911	35,164
Change in market value and other adjustments(1)	9,343	191,448	84,425	285,216
Balance, end of period	4,107,908	17,531,572	18,824,740	40,464,220
Unearned revenue reserve				3,234,755
Other(4)				100,146
Total Policyholders' account balance				$43,799,121

Weighted-average crediting rate	1.25%	1.85%	3.02%	2.35%
Net amount at risk(2)	$7	$0	$308,975,503	$308,975,510
Cash surrender value(3)	$3,459,140	$15,338,366	$17,242,003	$36,039,509
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

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, PURC and GUL Re and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of the transactions, the Company recognized a $999 million pre-tax recapture loss and a $1,216 million DRG that will be amortized into income over the estimated remaining life of the reinsured policies.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables	$41,124,532	$38,709,651
Policy loans	(1,094,070)	(1,082,584)
Deferred policy acquisition costs	(3,190,663)	(3,195,161)
Deferred sales inducements	(34,683)	(35,313)
Market risk benefit assets	1,064,022	1,165,378
Other assets	2,198,467	1,897,410
Policyholders’ account balances	5,901,708	5,977,108
Future policy benefits	7,109,698	7,026,209
Market risk benefit liabilities	302,169	249,538
Other liabilities	7,703,446	4,397,862
Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Deferred policy acquisition costs	$68,424	$71,315
Market risk benefit assets	715,512	745,662
Other assets	2,099,315	1,795,422
Policyholders’ account balances	1,817,895	1,830,579
Future policy benefits	130	453
Market risk benefit liabilities	157,687	131,594
Other liabilities	2,179,341	1,915,205

Reinsurance recoverables by counterparty are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
PAR U	$18,869,883	$15,722,061
PURC	0	7,565,968
PARCC	2,212,090	2,304,270
GUL Re	0	3,211,899
PAR Term	2,048,613	2,101,004
Prudential Insurance	4,060,181	1,311,525
Term Re	2,040,735	2,080,564
Lotus Re	2,062,495	2,051,831
DART	779,290	744,043
PURE	7,475,955	0
Unaffiliated	1,575,290	1,616,486
Total reinsurance recoverables	$41,124,532	$38,709,651

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Premiums:
Direct	$459,628	$462,067
Assumed	33	(156)
Ceded	(367,479)	(385,255)
Net premiums	92,182	76,656
Policy charges and fee income:
Direct	771,189	735,938
Assumed	258,770	152,600
Ceded	1,879,246	(502,047)
Net policy charges and fee income	2,909,205	386,491
Net investment income:
Direct	519,052	350,323
Assumed	330	343
Ceded	(14,062)	(1,216)
Net investment income(1)	505,320	349,450
Asset administration fees:
Direct	82,688	80,356
Assumed	0	0
Ceded	(26,056)	(16,154)
Net asset administration fees	56,632	64,202
Other income (loss):
Direct	44,816	225,734
Assumed	325	(293)
Ceded	168,344	19,406
Net other income (loss)(1)	213,485	244,847
Realized investment gains (losses), net:
Direct	12,356	(245,923)
Assumed	(9,167)	138,666
Ceded	19,811	(13,422)
Realized investment gains (losses), net(1)	23,000	(120,679)
Change in value of market risk benefits, net of related hedging gain (loss):
Direct	313,886	33,120
Assumed	(466)	(6,217)
Ceded	(221,829)	(6,701)
Net change in value of market risk benefits, net of related hedging gain (loss)	91,591	20,202
Policyholders’ benefits (including change in reserves):
Direct	1,001,446	878,785
Assumed	287,411	317,287
Ceded	2,817,551	(1,090,890)
Net policyholders’ benefits (including change in reserves)(1)	4,106,408	105,182

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2024	2023
Change in estimates of liability for future policy benefits:
Direct	139,586	(48,501)
Assumed	(9,510)	1,807
Ceded	(142,081)	42,292
Net change in estimates of liability for future policy benefits	(12,005)	(4,402)
Interest credited to policyholders’ account balances:
Direct	278,390	222,575
Assumed	46,148	38,506
Ceded	(99,988)	(100,859)
Net interest credited to policyholders’ account balances	224,550	160,222
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(390,143)	(117,830)
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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(63.6) million, or 10.52% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first three months of 2024, compared to an income tax expense of $56.2 million, or 16.74%, in the first three months of 2023. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

Changes in Financial Position

Total assets increased $8.9 billion from $213.3 billion at December 31, 2023 to $222.2 billion at March 31, 2024. Significant components were:
•Separate account assets increased $2.7 billion primarily driven by favorable equity market performance, partially offset by net outflows;
•Total investments increased $2.6 billion driven by new sales of general account annuity products; and
•Reinsurance recoverables increased $2.4 billion primarily driven by the reinsurance of the Company's guaranteed universal life block to PURE.
Total liabilities increased $9.8 billion from $208.8 billion at December 31, 2023 to $218.6 billion at March 31, 2024. Significant components were:
•Policyholder account balances increased $4.8 billion primarily driven by incremental indexed product sales;
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
Total equity decreased $0.9 billion primarily driven by a net loss of $0.5 billion and $0.4 billion in unrealized losses on investments due to rising rates and changes direct NPR spreads.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $941 million from income of $336 million for the three months ended March 31, 2023 to a loss of $605 million for the three months ended March 31, 2024 primarily driven by:
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Partially offset by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies; and
•Higher Realized investments gains (losses), net driven by changes in interest rates.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $2,870 million from $1,021 million for the three months ended March 31, 2023 to $3,891 million for the three months ended March 31, 2024 primarily driven by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies; and
•Higher Realized investments gains (losses), net driven by changes in interest rates.
Benefits and expenses increased $3,811 million from $685 million for the three months ended March 31, 2023 to $4,496 million for the three months ended March 31, 2024 primarily driven by:
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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the identification of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weakness described below existed in the Company’s internal control over financial reporting as of March 31, 2024.

Existence of Material Weakness as of March 31, 2024

The Company did not design and maintain effective controls over the completeness, accuracy, and timeliness of the review of the manual calculations and related adjustments for the Policyholder Account Balance liability for variable annuity products. More specifically, the Company’s review of the Policyholder Account Balance liability did not identify that the valuation related to certain newly added investment fund strategies for the FlexGuard variable annuity product, which is calculated outside of the automated modeled process, was missing from the calculation. This material weakness resulted in the restatement of our previously issued financial statements for the quarter ended March 31, 2024. Additionally, this material weakness could result in further misstatements of the Policyholder Account Balance liability or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation plan

Management's initial remediation plans to address the material weakness include (i) enhanced communications across impacted stakeholders with respect to the set-up of new investment strategy funds, (ii) enhancements to the valuation model to eliminate the need for the manual adjustment in the short term, and (iii) review of the end-to-end process with enhancements to the current attribution review threshold. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting

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
Date: August 16, 2024