Form 10-Q
period 2024-06-30
PRUCO LIFE INSURANCE CO
filed 2024-08-16
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2024 and December 31, 2023 (in thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2024-$3,348; 2023-$2,008) (amortized cost: 2024–$33,149,962; 2023–$27,538,066)	$31,110,763	$26,131,780
Fixed maturities, trading, at fair value (amortized cost: 2024–$3,594,538; 2023–$3,476,746)	3,074,512	2,796,446
Equity securities, at fair value (cost: 2024– $575,874; 2023–$824,270)	565,619	844,950
Policy loans	1,511,288	1,472,677
Short-term investments	416,658	380,366
Commercial mortgage and other loans (net of $41,572 and $37,689 allowance for credit losses at June 30, 2024 and December 31, 2023, respectively)	6,718,386	6,122,721
Other invested assets (includes $77,562 and $85,025 of assets measured at fair value at June 30, 2024 and December 31, 2023, respectively)	1,403,405	1,222,985
Total investments	44,800,631	38,971,925
Cash and cash equivalents	2,886,207	2,139,792
Deferred policy acquisition costs	7,482,833	7,097,511
Accrued investment income	426,302	333,838
Reinsurance recoverables	40,693,991	38,709,651
Receivables from parent and affiliates	416,539	332,583
Deferred sales inducements	337,202	351,424
Income tax assets	1,907,612	1,737,651
Market risk benefit assets	2,550,164	2,367,243
Other assets	2,596,292	2,078,938
Separate account assets	119,980,906	119,188,485
TOTAL ASSETS	$224,078,679	$213,309,041
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$61,036,866	$53,012,800
Future policy benefits	23,030,579	23,205,205
Market risk benefit liabilities	4,370,960	5,144,401
Cash collateral for loaned securities	19,397	218,310
Short-term debt to affiliates	0	180,411
Payables to parent and affiliates	3,133,697	2,667,696
Other liabilities	8,574,711	5,170,308
Separate account liabilities	119,980,906	119,188,485
Total liabilities	220,147,116	208,787,616
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	4,508,290	5,052,602
Retained earnings / (accumulated deficit)	(189,104)	(532,951)
Accumulated other comprehensive income (loss)	(498,247)	(30,920)
Total Pruco Life Insurance Company equity	3,823,439	4,491,231
Noncontrolling interests	108,124	30,194
Total equity	3,931,563	4,521,425
TOTAL LIABILITIES AND EQUITY	$224,078,679	$213,309,041

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Premiums (includes $(2,192), $4,141, $(2,522) and $5,092 of gains (losses) from change in estimates on deferred profit liability amortization for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively)	$94,921	$89,965	$187,103	$166,621
Policy charges and fee income	388,834	363,536	3,298,039	750,027
Net investment income	579,993	393,075	1,085,313	742,525
Asset administration fees	55,113	56,788	111,745	120,990
Other income (loss)	137,689	105,458	351,174	350,305
Realized investment gains (losses), net	838,882	7,694	861,882	(112,985)
Change in value of market risk benefits, net of related hedging gain (loss)	(282,183)	(38,887)	(190,592)	(18,685)
TOTAL REVENUES	1,813,249	977,629	5,704,664	1,998,798
BENEFITS AND EXPENSES
Policyholders’ benefits	135,879	146,961	4,242,287	252,143
Change in estimates of liability for future policy benefits	(6,174)	(1,133)	(18,179)	(5,535)
Interest credited to policyholders’ account balances	226,224	143,816	450,774	304,038
Amortization of deferred policy acquisition costs	148,010	129,147	16,995	266,642
General, administrative and other expenses	286,660	300,689	594,838	587,336
TOTAL BENEFITS AND EXPENSES	790,599	719,480	5,286,715	1,404,624
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	1,022,650	258,149	417,949	594,174
Income tax expense (benefit)	134,404	40,326	70,787	96,565
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	888,246	217,823	347,162	497,609
Equity in earnings of operating joint venture, net of taxes	(86)	(225)	(243)	(332)
NET INCOME (LOSS)	$888,160	$217,598	$346,919	$497,277
Less: Income (loss) attributable to noncontrolling interests	1,891	0	3,072	0
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$886,269	$217,598	$343,847	$497,277
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,816)	600	(4,178)	3,266
Net unrealized investment gains (losses)	(155,693)	(263,227)	(469,000)	118,874
Interest rate remeasurement of future policy benefits	33,385	20,636	66,215	(17,588)
Gain (loss) from changes in non-performance risk on market risk benefits	55,049	(247,746)	(183,925)	(67,323)
Total	(69,075)	(489,737)	(590,888)	37,229
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(14,270)	(102,846)	(123,561)	7,416
Other comprehensive income (loss), net of taxes	(54,805)	(386,891)	(467,327)	29,813
Comprehensive income (loss)	833,355	(169,293)	(120,408)	527,090
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,891	0	3,072	0
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$831,464	$(169,293)	$(123,480)	$527,090

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2024 and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$2,500	$5,052,602	$(532,951)	$(30,920)	$4,491,231	$30,194	$4,521,425
Contributions from noncontrolling interests						25,310	25,310
Contributed (distributed) capital-parent/child asset transfers		5,722			5,722		5,722
Comprehensive income (loss):
Net income (loss)			(542,422)		(542,422)	1,181	(541,241)
Other comprehensive income (loss), net of tax				(412,522)	(412,522)	0	(412,522)
Total comprehensive income (loss)					(954,944)	1,181	(953,763)
Balance, March 31, 2024	2,500	5,058,324	(1,075,373)	(443,442)	3,542,009	56,685	3,598,694
Return of capital		(550,000)			(550,000)		(550,000)
Contributions from noncontrolling interests						49,548	49,548
Contributed (distributed) capital-parent/child asset transfers		(34)			(34)		(34)
Comprehensive income (loss):
Net income (loss)			886,269		886,269	1,891	888,160
Other comprehensive income (loss), net of taxes				(54,805)	(54,805)	0	(54,805)
Total comprehensive income (loss)					831,464	1,891	833,355
Balance, June 30, 2024	$2,500	$4,508,290	$(189,104)	$(498,247)	$3,823,439	$108,124	$3,931,563

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022(1)	$2,500	$6,037,914	$(994,154)	$(10,065)	$5,036,195	$0	$5,036,195
Contributed capital		405,000			405,000		405,000
Contributed (distributed) capital-parent/child asset transfers		1,870			1,870		1,870
Comprehensive income (loss):
Net income (loss)			279,679		279,679		279,679
Other comprehensive income (loss), net of tax				416,704	416,704	0	416,704
Total comprehensive income (loss)					696,383	0	696,383
Balance, March 31, 2023	2,500	6,444,784	(714,475)	406,639	6,139,448	0	6,139,448
Return of capital		(300,000)			(300,000)		(300,000)
Contributed (distributed) capital-parent/child asset transfers		498			498		498
Comprehensive income (loss):
Net income (loss)			217,598		217,598		217,598
Other comprehensive income (loss), net of tax				(386,891)	(386,891)	0	(386,891)
Total comprehensive income (loss)					(169,293)	0	(169,293)
Balance, June 30, 2023	$2,500	$6,145,282	$(496,877)	$19,748	$5,670,653	$0	$5,670,653
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$346,919	$497,277
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(2,391,091)	32,088
Interest credited to policyholders’ account balances	450,774	304,038
Realized investment (gains) losses, net	(861,882)	112,985
Change in value of market risk benefits, net of related hedging (gains) losses	190,592	18,685
Change in:
Future policy benefits and other insurance liabilities	1,319,243	1,114,998
Reinsurance recoverables	(371,039)	(266,323)
Accrued investment income	(84,564)	(61,627)
Net payables to/receivables from parent and affiliates	34,767	(62,810)
Deferred policy acquisition costs	(700,157)	(247,251)
Income taxes	(47,971)	(131,308)
Derivatives, net	566,749	(24,143)
Other, net	3,465,543	22,671
Cash flows from (used in) operating activities	1,917,883	1,309,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,508,920	668,943
Fixed maturities, trading	634,302	28,720
Equity securities	599,044	44,737
Policy loans	90,999	96,630
Ceded policy loans	(53,663)	(65,351)
Short-term investments	751,272	188,767
Commercial mortgage and other loans	206,032	65,695
Other invested assets	28,981	6,890
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(6,966,095)	(4,639,830)
Fixed maturities, trading	(1,033,048)	(508,352)
Equity securities	(355,520)	(84,161)
Policy loans	(116,650)	(1,039,549)
Ceded policy loans	49,226	89,078
Short-term investments	(787,217)	(352,450)
Commercial mortgage and other loans	(810,995)	(499,642)
Other invested assets	(206,518)	(92,315)
Notes receivable from parent and affiliates, net	(180,046)	3,380
Derivatives, net	157,771	(72,609)
Other, net	(7,632)	(6,502)
Cash flows from (used in) investing activities	(6,490,837)	(6,167,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	8,432,668	6,380,420
Ceded policyholders’ account deposits	(654,834)	(590,643)
Policyholders’ account withdrawals	(2,047,637)	(1,904,078)
Ceded policyholders’ account withdrawals	410,169	317,163
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(198,908)	75,379
Contributed / (return of) capital	(550,000)	105,000
Contributed (distributed) capital - parent/child asset transfers	7,481	2,997
Net change in all other financing arrangements (maturities 90 days or less)	0	(88)
Repayments of debt (maturities longer than 90 days)	(180,411)	0
Drafts outstanding	(84,821)	(83,568)
Other, net	185,662	(60,577)
Cash flows from (used in) financing activities	5,319,369	4,242,005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	746,415	(616,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,139,792	2,397,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,886,207	$1,780,991

Significant Non-Cash Transactions

"Cash flows from (used in) operating activities" for the six months ended June 30, 2024 excludes certain non-cash activities in the amount of $1,129 million related to the Company's affiliated reinsurance with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 11 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of June 30, 2024

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,198,985	$13,506	$91,356	$0	$1,121,135
Obligations of U.S. states and their political subdivisions	637,572	1,961	27,051	0	612,482
Foreign government bonds	326,497	855	61,028	0	266,324
U.S. public corporate securities	12,357,109	43,886	987,257	1,616	11,412,122
U.S. private corporate securities	5,540,730	11,550	329,287	1,588	5,221,405
Foreign public corporate securities	3,020,621	9,803	133,192	139	2,897,093
Foreign private corporate securities	5,357,655	48,506	485,061	0	4,921,100
Asset-backed securities(1)	3,403,884	31,590	8,205	0	3,427,269
Commercial mortgage-backed securities	922,301	3,193	66,432	0	859,062
Residential mortgage-backed securities(2)	384,608	606	12,438	5	372,771
Total fixed maturities, available-for-sale	$33,149,962	$165,456	$2,201,307	$3,348	$31,110,763
(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and home equity.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,009,937	$38,858	$73,508	$0	$975,287
Obligations of U.S. states and their political subdivisions	789,856	5,288	18,517	0	776,627
Foreign government bonds	330,830	1,840	50,684	0	281,986
U.S. public corporate securities	10,159,089	98,047	760,274	950	9,495,912
U.S. private corporate securities	5,207,699	37,435	254,828	812	4,989,494
Foreign public corporate securities	1,809,347	12,658	115,673	238	1,706,094
Foreign private corporate securities	4,902,391	109,806	381,215	0	4,630,982
Asset-backed securities(1)	2,016,028	23,035	11,512	1	2,027,550
Commercial mortgage-backed securities	913,347	4,776	66,345	0	851,778
Residential mortgage-backed securities(2)	399,542	4,016	7,481	7	396,070
Total fixed maturities, available-for-sale	$27,538,066	$335,759	$1,740,037	$2,008	$26,131,780
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$230,068	$2,572	$294,783	$88,784	$524,851	$91,356
Obligations of U.S. states and their political subdivisions	223,788	3,957	234,192	23,094	457,980	27,051
Foreign government bonds	22,104	674	226,215	60,354	248,319	61,028
U.S. public corporate securities	2,763,982	57,470	5,644,459	929,754	8,408,441	987,224
U.S. private corporate securities	1,257,925	29,254	3,114,266	300,033	4,372,191	329,287
Foreign public corporate securities	891,965	5,472	988,534	127,696	1,880,499	133,168
Foreign private corporate securities	1,238,396	29,092	2,526,982	455,969	3,765,378	485,061
Asset-backed securities	476,496	1,994	193,910	6,211	670,406	8,205
Commercial mortgage-backed securities	69,386	301	568,747	66,131	638,133	66,432
Residential mortgage-backed securities	129,727	1,264	151,836	11,174	281,563	12,438
Total fixed maturities, available-for-sale	$7,303,837	$132,050	$13,943,924	$2,069,200	$21,247,761	$2,201,250

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$98,174	$945	$214,889	$72,563	$313,063	$73,508
Obligations of U.S. states and their political subdivisions	83,729	293	218,375	18,224	302,104	18,517
Foreign government bonds	10,226	116	233,757	50,568	243,983	50,684
U.S. public corporate securities	782,904	10,009	5,201,353	750,265	5,984,257	760,274
U.S. private corporate securities	707,674	16,613	2,794,697	238,181	3,502,371	254,794
Foreign public corporate securities	92,955	1,063	948,963	114,169	1,041,918	115,232
Foreign private corporate securities	429,212	8,035	2,461,367	373,180	2,890,579	381,215
Asset-backed securities	208,970	1,761	532,814	9,750	741,784	11,511
Commercial mortgage-backed securities	42,621	298	580,931	66,047	623,552	66,345
Residential mortgage-backed securities	35,904	435	124,956	7,046	160,860	7,481
Total fixed maturities, available-for-sale	$2,492,369	$39,568	$13,312,102	$1,699,993	$15,804,471	$1,739,561

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $2,071 million and $1,634 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $130 million and $106 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2024, the $2,069 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2023, the $1,700 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of June 30, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	June 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$1,585,826	$1,549,703
Due after one year through five years	10,560,134	10,212,123
Due after five years through ten years	8,207,957	7,798,270
Due after ten years	8,085,252	6,891,565
Asset-backed securities	3,403,884	3,427,269
Commercial mortgage-backed securities	922,301	859,062
Residential mortgage-backed securities	384,608	372,771
Total fixed maturities, available-for-sale	$33,149,962	$31,110,763

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$321,870	$68,308	$428,025	$128,681
Proceeds from maturities/prepayments	698,470	193,205	1,135,913	488,333
Gross investment gains from sales and maturities	9,407	6,777	10,344	9,449
Gross investment losses from sales and maturities	(16,340)	(5,587)	(24,472)	(17,525)
Write-downs recognized in earnings(2)	0	4	0	7
(Addition to) release of allowance for credit losses	(1,698)	(1,196)	(1,340)	(154)
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(55.0) million and $51.9 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity available-for-sale securities, as of the dates indicated:

	Three Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,650	$0	$0	$0	$1,650
Additions to allowance for credit losses not previously recorded	0	0	339	0	0	5	344
Reductions for securities sold during the period	0	0	(1)	0	0	0	(1)
Additions (reductions) on securities with previous allowance	0	0	1,355	0	0	0	1,355
Assets transferred to parent and affiliates	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$3,343	$0	$0	$5	$3,348

	Three Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$3,720	$0	$0	$7	$3,727
Additions to allowance for credit losses not previously recorded	0	0	242	0	0	0	242
Reductions for securities sold during the period	0	0	(41)	0	0	0	(41)
Additions (reductions) on securities with previous allowance	0	0	996	0	0	(1)	995
Balance, end of period	$0	$0	$4,917	$0	$0	$6	$4,923

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded	0	0	396	0	0	5	401
Reductions for securities sold during the period	0	0	(42)	0	0	0	(42)
Additions (reductions) on securities with previous allowance	0	0	510	(1)	0	(7)	502
Assets transferred to parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$3,343	$0	$0	$5	$3,348

	Six Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	3,165	0	0	0	3,165
Reductions for securities sold during the period	0	(1)	(3,774)	0	0	0	(3,775)
Additions (reductions) on securities with previous allowance	0	(4)	771	0	0	(3)	764
Balance, end of period	$0	$0	$4,917	$0	$0	$6	$4,923

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the capital goods and finance sectors within corporate securities due to adverse projected cash flows. For the three months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the technology and communications sectors within corporate securities, due to adverse projected cash flows.

For the six months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the utility, capital goods and finance sectors within corporate securities. For the six months ended June 30, 2023, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the technology and communications sectors within corporate securities, partially offset by restructurings within the capital goods and transportation sectors within private corporate securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2024 and December 31, 2023.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(50.9) million and $(53.5) million during the three months ended June 30, 2024 and 2023, respectively, and $(132.2) million and $42.6 million during the six months ended June 30, 2024 and 2023, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(9.2) million and $(1.1) million during the three months ended June 30, 2024 and 2023, respectively, and $(21.4) million and $8.1 million during the six months ended June 30, 2024 and 2023, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	June 30, 2024		December 31, 2023
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,776,234	26.3%	$1,578,785	25.7%
Hospitality	99,596	1.5	102,952	1.7
Industrial	2,701,470	40.0	2,486,230	40.4
Office	587,978	8.6	604,611	9.8
Other	666,349	9.9	456,720	7.4
Retail	349,157	5.2	363,706	5.9
Total commercial mortgage loans	6,180,784	91.5	5,593,004	90.9
Agricultural property loans	571,962	8.5	562,046	9.1
Total commercial mortgage and agricultural property loans	6,752,746	100.0%	6,155,050	100.0%
Allowance for credit losses	(41,572)		(37,689)
Total net commercial mortgage and agricultural property loans	6,711,174		6,117,361
Other loans:
Other collateralized loans	7,212		5,360
Total other loans	7,212		5,360
Total net commercial mortgage and other loans	$6,718,386		$6,122,721

As of June 30, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and Washington (7%)), and included loans secured by properties in Europe (10%), Mexico (1%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$41,769	$913	$42,682	$20,427	$983	$21,410
Addition to (release of) allowance for expected losses	(1,077)	(33)	(1,110)	706	(23)	683
Allowance, end of period	$40,692	$880	$41,572	$21,133	$960	$22,093

	Six Months Ended June 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$36,758	$931	$37,689	$19,665	$598	$20,263
Addition to (release of) allowance for expected losses	3,934	(51)	3,883	1,468	362	1,830
Allowance, end of period	$40,692	$880	$41,572	$21,133	$960	$22,093

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was in the general allowance primarily due to loan payoffs, partially offset by loan originations. For the three months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations.

For the six months ended June 30, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the loan specific allowance within the office sector and in the general allowance due to loan originations, partially offset by loan payoffs. For the six months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$89,035	$254,068	$230,308	$480,391	$94,393	$1,197,399	$0	$2,345,594
60%-69.99%	541,378	690,428	362,596	445,103	170,063	405,172	0	2,614,740
70%-79.99%	126,919	210,883	121,583	257,377	77,219	57,912	0	851,893
80% or greater	2,130	0	57,764	84,140	3,850	220,673	0	368,557
Total	$759,462	$1,155,379	$772,251	$1,267,011	$345,525	$1,881,156	$0	$6,180,784
Debt Service Coverage Ratio:
Greater than 1.2x	$713,612	$1,039,629	$768,777	$1,267,011	$275,080	$1,755,968	$0	$5,820,077
1.0 - 1.2x	45,850	115,750	3,474	0	0	49,352	0	214,426
Less than 1.0x	0	0	0	0	70,445	75,836	0	146,281
Total	$759,462	$1,155,379	$772,251	$1,267,011	$345,525	$1,881,156	$0	$6,180,784
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$19,587	$89,733	$168,400	$131,887	$23,775	$43,900	$13,789	$491,071
60%-69.99%	0	19,452	37,889	0	0	0	0	57,341
70%-79.99%	0	0	7,000	0	0	0	14,815	21,815
80% or greater	0	0	0	0	1,735	0	0	1,735
Total	$19,587	$109,185	$213,289	$131,887	$25,510	$43,900	$28,604	$571,962
Debt Service Coverage Ratio:
Greater than 1.2x	$18,587	$95,419	$211,289	$130,184	$23,775	$43,900	$28,604	$551,758
1.0 - 1.2x	1,000	13,766	2,000	0	1,735	0	0	18,501
Less than 1.0x	0	0	0	1,703	0	0	0	1,703
Total	$19,587	$109,185	$213,289	$131,887	$25,510	$43,900	$28,604	$571,962

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

During the three and six months ended June 30, 2024, commercial mortgage and other loans with amortized cost of $9 million and $17 million, respectively, were granted term extensions with borrowers experiencing financial difficulties. The modified loans represent less than 1% of the portfolio. These modifications added less than one year to the weighted average life of loans in this portfolio.

During both the three and six months ended June 30, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

For the six months ended June 30, 2024, all commercial mortgage and other loans that were modified to borrowers experiencing financial difficulties were current.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of June 30, 2024 and December 31, 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status as of the dates indicated:

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$6,167,492	$0	$0	$13,292	$6,180,784	$15,422
Agricultural property loans	571,962	0	0	0	571,962	3,322
Other collateralized loans	7,212	0	0	0	7,212	0
Total	$6,746,666	$0	$0	$13,292	$6,759,958	$18,744
(1)As of June 30, 2024, there were no loans in this category accruing interest.
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

Loans on non-accrual status did not recognize any interest income for both the three and six months ended June 30, 2024. Loans on non-accrual status that did not have a related allowance for credit losses were $3 million and $0 million as of June 30, 2024 and December 31, 2023, respectively.

For both the three and six months ended June 30, 2024, there were $14.1 million commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For both the three and six months ended June 30, 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both June 30, 2024 and December 31, 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$358,116	$333,863
Hedge funds	869,690	720,360
Real estate-related	97,597	83,339
Subtotal equity method	1,325,403	1,137,562
Fair value:
Private equity	33,140	48,483
Hedge funds	25	137
Real estate-related	17,153	18,687
Subtotal fair value	50,318	67,307
Total LPs/LLCs	1,375,721	1,204,869
Derivative instruments	27,244	17,718
Other (1)	440	398
Total other invested assets	$1,403,405	$1,222,985
(1)Assets consist of investments in separate account funds.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Fixed maturities	$343,332	$272,031
Equity securities	220	220
Commercial mortgage and other loans	23,906	21,070
Policy loans	52,057	35,210
Other invested assets	0	43
Short-term investments and cash equivalents	6,787	5,264
Total accrued investment income	$426,302	$333,838

There were no significant write-downs on accrued investment income for both the three and six months ended June 30, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$393,930	$275,718	$732,739	$510,528
Fixed maturities, trading	38,957	21,761	70,626	39,635
Equity securities	6,458	2,543	10,205	5,320
Commercial mortgage and other loans	77,920	56,317	151,678	104,973
Policy loans	16,588	10,622	31,033	15,618
Other invested assets	28,747	15,624	52,067	41,723
Short-term investments and cash equivalents	41,007	29,582	87,322	60,758
Gross investment income	603,607	412,167	1,135,670	778,555
Less: investment expenses	(23,614)	(19,092)	(50,357)	(36,030)
Net investment income	$579,993	$393,075	$1,085,313	$742,525

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities(1)	$(8,631)	$(2)	$(15,468)	$(8,223)
Commercial mortgage and other loans	1,162	(806)	(4,619)	(2,084)
Other invested assets	17,635	7,569	33,146	13,196
Derivatives	828,449	600	848,903	(117,670)
Short-term investments and cash equivalents	267	333	(80)	1,796
Realized investment gains (losses), net	$838,882	$7,694	$861,882	$(112,985)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$491	$1,987
Fixed maturity securities, available-for-sale without an allowance	(2,036,342)	(1,406,265)
Derivatives designated as cash flow hedges(1)	75,293	11,934
Affiliated notes	(6,791)	(8,760)
Other investments(2)	(203)	(1,089)
Net unrealized gains (losses) on investments	$(1,967,552)	$(1,402,193)
(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2024 and December 31, 2023, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$486	$0	$486
U.S. public corporate securities	7,712	1,900	9,612	27,247	0	27,247
U.S. private corporate securities	17	0	17	0	0	0
Foreign public corporate securities	9,768	0	9,768	13,101	0	13,101
Equity securities	0	0	0	177,476	0	177,476
Total cash collateral for loaned securities(1)	$17,497	$1,900	$19,397	$218,310	$0	$218,310
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

	June 30, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$2,975	$215	$(491)	$3,064	$0	$(238)
Foreign Currency Swaps	2,725,643	165,873	(32,245)	2,274,636	121,243	(54,044)
Total Derivatives Designated as Hedge Accounting Instruments	$2,728,618	$166,088	$(32,736)	$2,277,700	$121,243	$(54,282)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$167,487,864	$8,227,910	$(19,877,550)	$163,179,764	$6,605,817	$(17,820,436)
Interest Rate Futures	859,000	2,964	(291)	1,332,600	3,055	(210)
Interest Rate Options	29,503,000	227,324	(1,181,463)	29,738,000	189,112	(969,718)
Interest Rate Forwards	1,458,000	55,415	(57,927)	1,458,000	741	(3,196)
Foreign Currency
Foreign Currency Forwards	908,100	4,913	(985)	744,576	1,772	(12,232)
Credit
Credit Default Swaps	520,600	4,830	0	643,280	7,727	0
Currency/Interest Rate
Foreign Currency Swaps	2,238,553	125,477	(20,687)	2,237,331	96,618	(31,294)
Equity
Total Return Swaps	15,885,233	599,846	(803,880)	15,049,993	418,084	(803,452)
Equity Options	72,507,886	3,638,902	(2,274,561)	49,247,510	1,600,335	(1,552,706)
Equity Futures	813,292	156	(3,041)	418,973	1,232	(500)
Synthetic GICs	1,208,219	763	(208)	311,302	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$293,389,747	$12,888,500	$(24,220,593)	$264,361,329	$8,924,494	$(21,193,744)
Total Derivatives(1)(2)	$296,118,365	$13,054,588	$(24,253,329)	$266,639,029	$9,045,737	$(21,248,026)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,606 million and $7,402 million as of June 30, 2024 and December 31, 2023, respectively, primarily included in "Policyholders' account balances".
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

	June 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$13,053,807	$(13,027,344)	$26,463	$0	$26,463
Securities purchased under agreements to resell	325,000	0	325,000	0	325,000
Total Assets	$13,378,807	$(13,027,344)	$351,463	$0	$351,463
Offsetting of Financial Liabilities:
Derivatives	$24,253,121	$(21,143,003)	$3,110,118	$(3,110,118)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$24,253,121	$(21,143,003)	$3,110,118	$(3,110,118)	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$9,045,718	$(9,028,019)	$17,699	$0	$17,699
Securities purchased under agreements to resell	25,000	0	25,000	0	25,000
Total Assets	$9,070,718	$(9,028,019)	$42,699	$0	$42,699
Offsetting of Financial Liabilities:
Derivatives	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
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

	Three Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$2	$0	$(21)
Currency/Interest Rate	(569)	0	12,141	1,258	36,201
Total cash flow hedges	(568)	0	12,143	1,258	36,180
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	28,037	(410,527)	0	0	0
Currency	8,285	0	0	0	0
Currency/Interest Rate	1,556	0	0	(60)	0
Credit	(368)	0	0	0	0
Equity	596,834	(58,063)	0	0	0
Embedded Derivatives	194,673	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	829,017	(468,590)	0	(60)	0
Total	$828,449	$(468,590)	$12,143	$1,198	$36,180

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(62)	$0	$(10)
Currency/Interest Rate	(677)	0	22,869	13,605	63,369
Total cash flow hedges	(676)	0	22,807	13,605	63,359
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	72,509	(1,266,452)	0	0	0
Currency	21,406	0	0	0	0
Currency/Interest Rate	33,532	0	0	123	0
Credit	7,518	0	0	0	0
Equity	2,023,011	(488,930)	0	0	0
Embedded Derivatives	(1,308,397)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	849,579	(1,755,382)	0	123	0
Total	$848,903	$(1,755,382)	$22,807	$13,728	$63,359

	Three Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(29)	$0	$(43)
Currency/Interest Rate	(1,944)	0	10,974	(7,027)	(18,636)
Total cash flow hedges	(1,943)	0	10,945	(7,027)	(18,679)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	63,875	(915,225)	0	0	0
Currency	(5,416)	0	0	0	0
Currency/Interest Rate	(23,601)	0	0	(54)	0
Credit	1,392	0	0	0	0
Equity	947,017	(398,134)	0	0	0
Embedded Derivatives	(980,724)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	2,543	(1,313,359)	0	(54)	0
Total	$600	$(1,313,359)	$10,945	$(7,081)	$(18,679)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(54)	$0	$(2)
Currency/Interest Rate	571	0	22,679	(17,453)	(38,964)
Total cash flow hedges	572	0	22,625	(17,453)	(38,966)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	15,712	(707,165)	0	0	0
Currency	(12,026)	0	0	0	0
Currency/Interest Rate	(36,322)	0	0	(200)	0
Credit	2,326	0	0	0	0
Equity	1,143,892	(598,066)	0	0	0
Embedded Derivatives	(1,228,711)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(115,129)	(1,305,231)	0	(200)	0
Total	$(114,557)	$(1,305,231)	$22,625	$(17,653)	$(38,966)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2023	$11,934
Amount recorded in AOCI
Interest Rate	(71)
Currency/Interest Rate	99,166
Total amount recorded in AOCI	99,095
Amount reclassified from AOCI to income
Interest Rate	61
Currency/Interest Rate	(35,797)
Total amount reclassified from AOCI to income	(35,736)
Balance, June 30, 2024	$75,293

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2024 values, it is estimated that a pre-tax gain of $29 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2025.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $521 million and $643 million as of June 30, 2024 and December 31, 2023, respectively. These credit derivatives are reported at fair value as an asset of $5 million and $8 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 the notional amount of these credit derivatives had the following NAIC ratings: $483 million in NAIC 3 and $38 million in NAIC 6.

The Company has no exposure on purchased credit protection as of June 30, 2024 and December 31, 2023.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with regulated derivatives exchanges for exchange traded derivatives and its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

	June 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,121,135	$0	$	$1,121,135
Obligations of U.S. states and their political subdivisions	0	612,482	0		612,482
Foreign government bonds	0	265,660	664		266,324
U.S. corporate public securities	0	11,412,122	0		11,412,122
U.S. corporate private securities	0	4,639,796	581,609		5,221,405
Foreign corporate public securities	0	2,890,201	6,892		2,897,093
Foreign corporate private securities	0	4,504,426	416,674		4,921,100
Asset-backed securities(2)	0	2,835,605	591,664		3,427,269
Commercial mortgage-backed securities	0	782,691	76,371		859,062
Residential mortgage-backed securities	0	372,771	0		372,771
Subtotal	0	29,436,889	1,673,874		31,110,763
Market risk benefit assets	0	0	2,550,164		2,550,164
Fixed maturities, trading	0	2,833,692	240,820		3,074,512
Equity securities	521,834	15,455	28,330		565,619
Short-term investments	7,942	347,940	2,674		358,556
Cash equivalents	0	1,667,949	605		1,668,554
Other invested assets(4)	15,921	13,037,904	763	(13,027,344)	27,244
Other assets	0	0	363,440		363,440
Reinsurance recoverables	0	0	127,289		127,289
Receivables from parent and affiliates	0	149,495	181,319		330,814
Subtotal excluding separate account assets	545,697	47,489,324	5,169,278	(13,027,344)	40,176,955
Separate account assets(5)(6)	209,537	114,021,411	9,799		114,240,747
Total assets	$755,234	$161,510,735	$5,179,077	$(13,027,344)	$154,417,702
Market risk benefit liabilities	$0	$0	$4,370,960	$	$4,370,960
Policyholders' account balances	0	0	10,083,258		10,083,258
Payables to parent and affiliates	0	24,249,436	0	(21,142,232)	3,107,204
Other liabilities(7)	3,686	13,178	207	(771)	16,300
Total liabilities	$3,686	$24,262,614	$14,454,425	$(21,143,003)	$17,577,722

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$975,287	$0	$	$975,287
Obligations of U.S. states and their political subdivisions	0	776,627	0		776,627
Foreign government bonds	0	281,304	682		281,986
U.S. corporate public securities	0	9,495,912	0		9,495,912
U.S. corporate private securities	0	4,476,258	513,236		4,989,494
Foreign corporate public securities	0	1,698,965	7,129		1,706,094
Foreign corporate private securities	0	4,137,004	493,978		4,630,982
Asset-backed securities(2)	0	1,928,428	99,122		2,027,550
Commercial mortgage-backed securities	0	773,663	78,115		851,778
Residential mortgage-backed securities	0	396,070	0		396,070
Subtotal	0	24,939,518	1,192,262		26,131,780
Market risk benefit assets	0	0	2,367,243		2,367,243
Fixed maturities, trading	0	2,762,398	34,048		2,796,446
Equity securities(3)	790,346	11,285	28,709		830,340
Short-term investments	31,879	280,228	1,759		313,866
Cash equivalents	447,396	1,196,729	0		1,644,125
Other invested assets(4)	23,432	9,022,304	1	(9,028,019)	17,718
Other assets	0	0	224,019		224,019
Reinsurance recoverables	0	0	69,745		69,745
Receivables from parent and affiliates	0	147,984	0		147,984
Subtotal excluding separate account assets	1,293,053	38,360,446	3,917,786	(9,028,019)	34,543,266
Separate account assets(5)(6)	176,239	113,747,569	5,985		113,929,793
Total assets	$1,469,292	$152,108,015	$3,923,771	$(9,028,019)	$148,473,059
Market risk benefit liabilities	$0	$0	$5,144,401	$	$5,144,401
Policyholders' account balances	0	0	7,689,929		7,689,929
Payables to parent and affiliates	0	21,239,770	0	(18,588,647)	2,651,123
Other liabilities(7)	8,032	6,340	0	(8,032)	6,340
Total liabilities	$8,032	$21,246,110	$12,834,330	$(18,596,679)	$15,491,793
(1)“Netting” amounts represent cash collateral of $(8,116) million and $(9,569) million as of June 30, 2024 and December 31, 2023, respectively.
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
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of June 30, 2024 and December 31, 2023, the fair value of such investments was $50 million and $67 million, respectively.
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
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of June 30, 2024 and December 31, 2023, the fair value of such investments was $5,740 million and $5,259 million, respectively.
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

	June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$889,304	Discounted cash flow	Discount rate	7.42%	20%	11.75%	Decrease
Commercial mortgage-backed securities	$76,371	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(3)	$2,550,164	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.35%	1.92%		Increase
			Utilization rate(6)	37%	94%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets(9)	$363,440	Discounted cash flow	Lapse rate(4)	0%	80%		Increase
			Spread over SOFR(5)	0.35%	1.90%		Increase
			Mortality rate(8)	0%	23%		Increase
			Option budget(11)	(1)%	7%		Decrease
Receivable from parent and affiliates	$181,319	Recent purchase price	Recent purchase price
Liabilities:
Market risk benefit liabilities(3)	$4,370,960	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.35%	1.92%		Decrease
			Utilization rate(6)	37%	94%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$10,083,258	Discounted cash flow	Lapse rate(4)	0%	80%		Decrease
			Spread over SOFR(5)	0.35%	1.90%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$81,635	Discounted cash flow	Discount rate	6.98%	20%	9.73%	Decrease
		Liquidation	Liquidation value	63.62%	63.62%	63.62%	Increase
Commercial mortgage-backed securities	$78,115	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.71%	Decrease
Market risk benefit assets(3)	$2,367,243	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.41%	1.91%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets(9)	$224,019	Discounted cash flow	Lapse rate(4)	1%	80%		Increase
			Spread over SOFR(5)	0.41%	1.85%		Increase
			Mortality rate(8)	0%	23%		Increase
			Option budget(11)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$5,144,401	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.41%	1.91%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$7,689,929	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.41%	1.85%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(5)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living and death benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of June 30, 2024 and December 31, 2023 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(9)Includes deposit assets related to reinsurance agreements using deposit accounting, which include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products.
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

	Three Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$671	$(7)	$0	$0	$0	$0	$0	$0	$0	$664	$(11)
Corporate securities(3)	1,009,650	(6,128)	203,749	(65,650)	0	(71,908)	(65,480)	942	0	1,005,175	(7,077)
Structured securities(4)	694,121	(254)	37,188	0	0	(51,300)	65,480	0	(77,200)	668,035	380
Other assets:
Fixed maturities, trading	146,543	(50)	111,784	0	0	(2,261)	0	0	(15,196)	240,820	(42)
Equity securities	28,650	(320)	0	0	0	0	0	0	0	28,330	(320)
Other invested assets	1	761	1	0	0	0	0	0	0	763	761
Short-term investments	3,351	320	304	(8)	0	(1,293)	0	0	0	2,674	308
Cash equivalents	0	0	605	0	0	0	0	0	0	605	0
Other assets	303,538	14,418	58,326	0	0	(12,842)	0	0	0	363,440	1,575
Receivables from parent and affiliates	121,378	0	111,140	(51,199)	0	0	0	0	0	181,319	0
Reinsurance recoverables(5)	96,442	(20,186)	51,033	0	0	0	0	0	0	127,289	(43,624)
Separate account assets	7,894	102	1,805	(2)	0	0	0	0	0	9,799	102
Liabilities:
Policyholders' account balances(5)	(9,752,538)	213,839	0	0	(545,676)	0	1,117	0	0	(10,083,258)	973,682
Other liabilities	(207)	0	0	0	0	0	0	0	0	(207)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,567)	$0	$0	$(4,746)	$924	$(1,404)	$0	$0	$(5,304)
Other assets:
Fixed maturities, trading	0	(50)	0	0	0	0	(42)	0	0
Equity securities	0	(320)	0	0	0	0	(320)	0	0
Other invested assets	761	0	0	0	0	761	0	0	0
Short-term investments	308	0	0	0	12	308	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	14,418	0	0	0	0	1,575	0	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	(20,186)	0	0	0	0	(43,624)	0	0	0
Separate account assets	0	0	102	0	0	0	0	102	0
Liabilities:
Policyholders' account balances	213,839	0	0	0	0	973,682	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other (1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(18)	$0	$0	$0	$0	$0	$0	$0	$664	$(24)
Corporate securities(3)	1,014,343	(16,918)	328,790	(130,702)	0	(125,800)	(65,480)	942	0	1,005,175	(16,678)
Structured securities(4)	177,237	(393)	521,528	0	0	(53,195)	65,480	34,578	(77,200)	668,035	101
Other assets:
Fixed maturities, trading	34,048	(898)	225,127	0	0	(2,261)	0	0	(15,196)	240,820	(890)
Equity securities	28,709	(652)	273	0	0	0	0	0	0	28,330	(652)
Other invested assets	1	762	0	0	0	0	0	0	0	763	762
Short-term investments	1,759	4	2,306	(8)	0	(1,387)	0	0	0	2,674	(8)
Cash equivalents	0	0	605	0	0	0	0	0	0	605	0
Other assets	224,019	51,425	114,032	0	0	(26,036)	0	0	0	363,440	25,388
Receivables from parent and affiliates	0	0	232,518	(51,199)	0	0	0	0	0	181,319	0
Reinsurance recoverables	69,745	(25,707)	83,251	0	0	0	0	0	0	127,289	(78,715)
Separate account assets	5,985	301	4,438	(1,258)	0	(125)	0	458	0	9,799	302
Liabilities:
Policyholders' account balances(5)	(7,689,929)	(1,289,185)	0	0	(1,106,074)	0	1,930	0	0	(10,083,258)	831,176
Other liabilities	0	(207)	0	0	0	0	0	0	0	(207)	(207)
Don't delete hidden table

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(4,263)	$0	$0	$(14,588)	$1,522	$(776)	$0	$0	$(15,825)
Other assets:
Fixed maturities, trading	0	(898)	0	0	0	0	(890)	0	0
Equity securities	0	(652)	0	0	0	0	(652)	0	0
Other invested assets	762	0	0	0	0	762	0	0	0
Short-term investments	(8)	0	0	0	12	(8)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	51,425	0	0	0	0	25,388	0	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	(25,707)	0	0	0	0	(78,715)	0	0	0
Separate account assets	0	0	301	0	0	0	0	302	0
Liabilities:
Policyholders' account balances	(1,289,185)	0	0	0	0	831,176	0	0	0
Other liabilities	(207)	0	0	0	0	(207)	0	0	0
Don't delete hidden table

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$714	$(13)	$0	$0	$0	$0	$0	$0	$0	$701	$(16)
Corporate securities(3)	535,893	1,876	216,778	(9,241)	0	(25,418)	1,359	0	0	721,247	1,773
Structured securities(4)	228,869	436	1,291	0	0	(725)	0	0	(83,532)	146,339	484
Other assets:
Fixed maturities, trading	6,250	0	0	0	0	0	0	0	(6,250)	0	0
Equity securities	43,174	19	0	0	0	0	181	0	0	43,374	19
Short-term investments	14,416	717	1,146	0	0	(13,711)	(1,359)	0	0	1,209	0
Other assets	155,763	26,381	38,983	0	0	(3,514)	0	0	0	217,613	19,779
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	1,357	108	0	0	0	0	0	0	0	1,465	108
Separate account assets	4,553	159	840	(420)	0	(150)	0	0	0	4,982	159
Liabilities:
Policyholders' account balances(5)	(4,129,043)	(1,017,564)	0	0	(439,615)	0	72,773	0	0	(5,513,449)	(150,676)

	Three Months Ended June 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,138)	$0	$0	$3,476	$(39)	$(1,118)	$0	$0	$3,359
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	19	0	0	0	0	19	0	0
Short-term investments	423	0	0	(124)	418	0	0	0	0
Other assets	26,381	0	0	0	0	19,779	0	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	108	0	0	0	0	108	0	0	0
Separate account assets	0	0	159	0	0	0	0	159	0
Liabilities:
Policyholders' account balances	(1,017,564)	0	0	0	0	(150,676)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(23)	$0	$0	$0	$0	$0	$0	$0	$701	$(28)
Corporate securities(3)	507,496	7,199	310,874	(28,839)	0	(76,842)	1,359	0	0	721,247	6,413
Structured securities(4)	104,724	(3,199)	147,307	(27)	0	(1,338)	0	2,240	(103,368)	146,339	(3,129)
Other assets:
Fixed maturities, trading	0	0	6,250	0	0	0	0	0	(6,250)	0	0
Equity securities	28,593	(811)	0	0	0	0	15,592	0	0	43,374	(811)
Short-term investments	16,945	2,573	2,688	0	0	(19,638)	(1,359)	0	0	1,209	51
Other assets	141,041	8,020	73,603	0	0	(5,051)	0	0	0	217,613	2,969
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	0	1,465	0	0	0	0	0	0	0	1,465	1,465
Separate account assets	4,645	257	840	(600)	0	(160)	0	0	0	4,982	255
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(1,247,483)	0	0	(838,238)	0	74,368	0	0	(5,513,449)	(234,970)

	Six Months Ended June 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(813)	$0	$0	$4,440	$350	$(2,019)	$0	$0	$5,275
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	(811)	0	0	0	0	(811)	0	0
Short-term investments	1,857	0	0	(73)	789	0	0	0	51
Other assets	8,020	0	0	0	0	2,969	0	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	1,465	0	0	0	0	1,465	0	0	0
Separate account assets	0	0	257	0	0	0	0	255	0
Liabilities:
Policyholders' account balances	(1,247,483)	0	0	0	0	(234,970)	0	0	0

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)Excludes MRB assets of $2,550 million and $2,340 million and MRB liabilities of $4,371 million and $5,090 million for the periods ended June 30, 2024 and 2023, respectively. See Note 10 for additional information.
(7)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

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

	June 30, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$6,465,057	$6,465,057	$6,718,386
Policy loans	0	0	1,511,288	1,511,288	1,511,288
Short-term investments	58,102	0	0	58,102	58,102
Cash and cash equivalents	892,653	325,000	0	1,217,653	1,217,653
Accrued investment income	0	426,302	0	426,302	426,302
Reinsurance recoverables	0	0	21,733	21,733	23,508
Receivables from parent and affiliates	0	85,725	0	85,725	85,725
Other assets	0	89,182	1,910,626	1,999,808	1,999,808
Total assets	$950,755	$926,209	$9,908,704	$11,785,668	$12,040,772
Liabilities:
Policyholders’ account balances - investment contracts	$0	$872,062	$7,849,872	$8,721,934	$8,739,221
Cash collateral for loaned securities	0	19,397	0	19,397	19,397
Payables to parent and affiliates	0	26,493	0	26,493	26,493
Other liabilities	0	2,582,917	31,606	2,614,523	2,614,523
Total liabilities	$0	$3,500,869	$7,881,478	$11,382,347	$11,399,634

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$5,918,386	$5,918,386	$6,122,721
Policy loans	0	0	1,472,677	1,472,677	1,472,677
Short-term investments	66,500	0	0	66,500	66,500
Cash and cash equivalents	470,668	24,999	0	495,667	495,667
Accrued investment income	0	333,838	0	333,838	333,838
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	184,599	0	184,599	184,599
Other assets	0	80,646	1,489,983	1,570,629	1,570,629
Total assets	$537,168	$624,082	$8,903,201	$10,064,451	$10,270,168
Liabilities:
Policyholders’ account balances - investment contracts	$0	$955,647	$5,396,885	$6,352,532	$6,368,061
Cash collateral for loaned securities	0	218,310	0	218,310	218,310
Short-term debt to affiliates	0	176,110	0	176,110	180,411
Payables to parent and affiliates	0	16,573	0	16,573	16,573
Other liabilities	0	2,121,861	32,423	2,154,284	2,154,283
Total liabilities	$0	$3,488,501	$5,429,308	$8,917,809	$8,937,638
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

6.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs ("DAC")

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$197,937	$3,257,761	$743,888	$2,897,925	$7,097,511
Capitalization	120,883	175,313	90,283	311,263	697,742
Amortization expense	(18,538)	(170,567)	(36,597)	(68,114)	(293,816)
Other(1)	0	0	(97)	(18,507)	(18,604)
Balance, end of period	$300,282	$3,262,507	$797,477	$3,122,567	$7,482,833
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
(1)Other includes the impact of the reinsurance agreement with AuguStar. See Note 11 for additional information.

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Six Months Ended June 30, 2024
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$194,110	$61,003	$255,113
Amortization expense	(14,824)	(3,870)	(18,694)
Other	1	0	1
Balance, end of period	$179,287	$57,133	$236,420

	Six Months Ended June 30, 2023
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$223,515	$69,378	$292,893
Amortization expense	(15,113)	(4,280)	(19,393)
Balance, end of period	$208,402	$65,098	$273,500

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$48,073	$261,721	$1,363,496	$1,673,290
Amortization	(5,444)	(10,119)	(58,690)	(74,253)
Other(1)	(8)	(40)	1,092,199	1,092,151
Balance, end of period	$42,621	$251,562	$2,397,005	$2,691,188
(1)Other includes the impact of the Universal Life reinsurance transaction with PAR U, PURE and Prudential Insurance, including $1,207 million of DRG, partially offset by a $116 million write-off. See Note 11 for additional information.

	Six Months Ended June 30, 2023
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$57,898	$0	$1,434,958	$1,492,856
Amortization	(4,406)	(5,209)	(36,032)	(45,647)
Other(1)	0	277,262	0	277,262
Balance, end of period	$53,492	$272,053	$1,398,926	$1,724,471
(1)Other includes the impact of the reinsurance agreement with AuguStar. See Note 11 for additional information.

Deferred Sales Inducements ("DSI")

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$351,424	$381,504
Capitalization	1,214	1,503
Amortization expense	(15,436)	(16,088)
Other	0	(3)
Balance, end of period	$337,202	$366,916

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,925	$2,954
Obligations of U.S. states and their political subdivisions authorities	65	0
U.S. corporate securities	11,788	9,504
Foreign corporate securities	2,237	1,763
Asset-backed securities	1,016	0
Mortgage-backed securities	175	186
Mutual funds:
Equity	75,066,834	72,614,821
Fixed Income	34,707,360	37,065,162
Other	4,324,051	4,101,661
Equity securities	99,581	104,159
Other invested assets	5,740,307	5,258,900
Short-term investments	574	2,126
Cash and cash equivalents	21,993	27,249
Total	$119,980,906	$119,188,485

For the six months ended June 30, 2024 and year ended December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Six Months Ended June 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	291,602	1,506,531	1,798,133
Investment performance	5,034,082	2,795,950	7,830,032
Policy charges	(1,112,504)	(447,119)	(1,559,623)
Surrenders and withdrawals	(6,694,864)	(235,991)	(6,930,855)
Benefit payments	(33,831)	(131,243)	(165,074)
Net transfers (to) from general account	(41,403)	(169,366)	(210,769)
Other	2,825	27,752	30,577
Balance, end of period	$89,829,028	$30,151,878	$119,980,906

Cash surrender value(2)	$88,793,191	$26,797,766	$115,590,957

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,448	$22,265,798	$114,051,246
Deposits	200,961	1,376,552	1,577,513
Investment performance	7,184,460	2,535,342	9,719,802
Policy charges	(1,171,455)	(405,108)	(1,576,563)
Surrenders and withdrawals	(4,561,633)	(214,686)	(4,776,319)
Benefit payments	(43,056)	(107,641)	(150,697)
Net transfers (to) from general account(1)	(4,995)	(1,035,554)	(1,040,549)
Other	5,405	30,317	35,722
Balance, end of period	$93,395,135	$24,445,020	$117,840,155

Cash surrender value(2)	$92,036,034	$21,526,262	$113,562,296
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

•Benefit Reserves;
•Deferred Profit Liability ("DPL"); and
•Additional Insurance Reserves ("AIR")

In 2024, the Company recognized an impact to net income attributable to our annual reviews and update of assumptions and other refinements. Overall impact is immaterial for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.

In 2023, the Company recognized an impact to net income attributable to the annual reviews and update of assumptions and other refinements. Overall impact is immaterial for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to unfavorable model refinements, partially offset by updates to economic assumptions, including expected future rates of returns on universal life policies with secondary guarantees.

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

	Six Months Ended June 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of assumption update	21,466	0	21,466
Effect of actual variances from expected experience and other activity	(127,507)	(380)	(127,887)
Adjusted balance, beginning of period	11,047,503	(380)	11,047,123
Issuances	403,742	18,328	422,070
Net premiums / considerations collected	(661,611)	(17,948)	(679,559)
Interest accrual	254,945	0	254,945
Other adjustments	(78)	0	(78)
Balance at original discount rate, end of period	11,044,501	0	11,044,501
Effect of cumulative changes in discount rate assumptions, end of period	(577,768)	0	(577,768)
Balance, end of period	$10,466,733	$0	$10,466,733

	Six Months Ended June 30, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$18,426,207	$228,788	$18,654,995
Effect of cumulative changes in discount rate assumptions, beginning of period	331,571	19,521	351,092
Balance at original discount rate, beginning of period	18,757,778	248,309	19,006,087
Effect of assumption update	21,480	(3,643)	17,837
Effect of actual variances from expected experience and other activity	(153,025)	(130)	(153,155)
Adjusted balance, beginning of period	18,626,233	244,536	18,870,769
Issuances	403,742	18,328	422,070
Interest accrual	444,536	4,453	448,989
Benefit payments	(721,798)	(15,519)	(737,317)
Other adjustments	1,103	(150)	953
Balance at original discount rate, end of period	18,753,816	251,648	19,005,464
Effect of cumulative changes in discount rate assumptions, end of period	(1,064,363)	(24,870)	(1,089,233)
Balance, end of period	$17,689,453	$226,778	$17,916,231
Other, end of period			1,633
Total balance, end of period			$17,917,864

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,222,720	$226,778	$7,449,498
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,222,764	226,778	7,449,542
Less: Reinsurance recoverables	6,518,048	18,453	6,536,501
Balance after reinsurance recoverables, end of period, post-flooring	$704,716	$208,325	$913,041

	Six Months Ended June 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of assumption update	(790)	0	(790)
Effect of actual variances from expected experience and other activity	(65,230)	(1,257)	(66,487)
Adjusted balance, beginning of period	11,400,670	(1,257)	11,399,413
Issuances	318,867	23,211	342,078
Net premiums / considerations collected	(674,147)	(21,954)	(696,101)
Interest accrual	261,862	0	261,862
Balance at original discount rate, end of period	11,307,252	0	11,307,252
Effect of cumulative changes in discount rate assumptions, end of period	(484,287)	0	(484,287)
Balance, end of period	$10,822,965	$0	$10,822,965

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,034	24,876	986,910
Balance at original discount rate, beginning of period	18,797,285	229,603	19,026,888
Effect of assumption update	(1,044)	0	(1,044)
Effect of actual variances from expected experience and other activity	(87,110)	4,195	(82,915)
Adjusted balance, beginning of period	18,709,131	233,798	18,942,929
Issuances	318,867	23,211	342,078
Interest accrual	447,387	4,201	451,588
Benefit payments	(716,919)	(14,838)	(731,757)
Other adjustments	1,558	(33)	1,525
Balance at original discount rate, end of period	18,760,024	246,339	19,006,363
Effect of cumulative changes in discount rate assumptions, end of period	(791,413)	(26,245)	(817,658)
Balance, end of period	$17,968,611	$220,094	$18,188,705
Other, end of period			1,941
Total balance, end of period			$18,190,646

	Six Months Ended June 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,145,646	$220,094	$7,365,740
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	$7,145,646	$220,094	$7,365,740
Less: Reinsurance recoverables	6,614,071	17,835	6,631,906
Balance after reinsurance recoverables, end of period, post-flooring	$531,575	$202,259	$733,834
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Six Months Ended June 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,795,982	$0
Discounted expected future gross premiums (at original discount rate)	$14,920,888	$0
Discounted expected future gross premiums (at current discount rate)	$14,173,894	$0
Undiscounted expected future benefits and expenses	$29,155,998	$337,236
Interest accrual	$189,591	$4,453
Gross premiums	$901,158	$21,461
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.15%	3.83%
Weighted-average interest rate (at current discount rate)	5.53%	5.47%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,948,491	$0
Discounted expected future gross premiums (at original discount rate)	$15,125,847	$0
Discounted expected future gross premiums (at current discount rate)	$14,493,623	$0
Undiscounted expected future benefits and expenses	$29,156,389	$328,414
Interest accrual	$185,524	$4,201
Gross premiums	$900,634	$24,200
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.20%	3.57%
Weighted-average interest rate (at current discount rate)	5.28%	5.27%
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

In the first six months of 2024, there was a $22 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $21 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Six Months Ended June 30,
	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$14,818	$18,193
Effect of assumption update	2,110	0
Effect of actual variances from expected experience and other activity	412	(5,092)
Adjusted balance, beginning of period	17,340	13,101
Profits deferred	3,389	2,088
Interest accrual	319	294
Amortization	(1,025)	(973)
Other adjustments	(16)	(8)
Balance, end of period, post-flooring	20,007	14,502
Less: Reinsurance recoverables	1,439	1,558
Balance after reinsurance recoverables, end of period	$18,568	$12,944

 Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,793	$12,664,445
Flooring impact and amounts in AOCI	831,583	1,269,237
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,376	13,933,682
Effect of assumption update	154,058	22,910
Effect of actual variances from expected experience and other activity	161,320	26,204
Adjusted balance, beginning of period	15,427,754	13,982,796
Assessments collected(1)	586,734	513,593
Interest accrual	261,019	237,869
Benefits paid	(158,757)	(151,097)
Balance, excluding amounts in AOCI, end of period, pre-flooring	16,116,750	14,583,161
Flooring impact and amounts in AOCI	(1,642,621)	(1,094,298)
Balance, including amounts in AOCI, end of period, post-flooring	14,474,129	13,488,863
Less: Reinsurance recoverables	14,286,902	13,268,534
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$187,227	$220,329
(1) Represents the portion of gross assessments required to fund the future policy benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Interest accrual	$261,019	$237,869
Gross assessments	$903,426	$785,370
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.40%	3.39%
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,449,542	$7,365,740
Deferred profit liability, end of period, post-flooring	20,007	14,502
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	14,474,129	13,488,863
Subtotal of amounts disclosed above	21,943,678	20,869,105
Other Future policy benefits reserves(1)	1,086,901	1,108,889
Total Future policy benefits	$23,030,579	$21,977,994
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Six Months Ended June 30, 2024
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$901,158	$0	$21,461	$922,619
Deferred profit liability	0	0	(5,187)	(5,187)
Additional insurance reserves	0	903,426	0	903,426
Total	$901,158	$903,426	$16,274	$1,820,858

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$900,634	$0	$24,200	$924,834
Deferred profit liability	0	0	3,691	3,691
Additional insurance reserves	0	785,370	0	785,370
Total	$900,634	$785,370	$27,891	$1,713,895
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

	Six Months Ended June 30, 2024
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$189,591	$0	$4,453	$194,044
Deferred profit liability	0	0	319	319
Additional insurance reserves	0	261,019	0	261,019
Total	$189,591	$261,019	$4,772	$455,382

	Six Months Ended June 30, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$185,524	$0	$4,201	$189,725
Deferred profit liability	0	0	294	294
Additional insurance reserves	0	237,869	0	237,869
Total	$185,524	$237,869	$4,495	$427,888

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,836,765	$20,167,713	$49,168,791
Deposits	2,787,898	3,752,999	1,062,220	7,603,117
Interest credited	90,612	207,176	279,382	577,170
Policy charges	(87)	(12,007)	(910,191)	(922,285)
Surrenders and withdrawals	(251,521)	(370,351)	(376,600)	(998,472)
Benefit payments	(24,948)	(12,688)	(33,912)	(71,548)
Net transfers (to) from separate account	0	41,403	169,366	210,769
Change in market value and other adjustments(1)	124,805	1,092,901	65,431	1,283,137
Balance, end of period	8,891,072	27,536,198	20,423,409	56,850,679
Unearned revenue reserve				4,082,015
Other				104,172
Total Policyholders' account balance				$61,036,866

Weighted-average crediting rate	2.41%	1.65%	2.75%	2.18%
Net amount at risk(2)	$20	$0	$332,247,799	$332,247,819
Cash surrender value(3)	$7,711,710	$25,912,600	$19,133,660	$52,757,970

	Six Months Ended June 30, 2023
	Fixed Annuities(4)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,824	$16,432,032	$18,736,365	$38,744,221
Deposits	1,180,342	2,225,558	1,030,843	4,436,743
Interest credited	44,970	131,119	278,886	454,975
Policy charges	(3,078)	(10,684)	(903,228)	(916,990)
Surrenders and withdrawals	(101,470)	(233,470)	(400,194)	(735,134)
Benefit payments	(25,668)	(15,067)	(42,131)	(82,866)
Net transfers (to) from separate account	0	4,995	1,035,554	1,040,549
Change in market value and other adjustments(1)	69,817	954,563	139,608	1,163,988
Balance, end of period	4,740,737	19,489,046	19,875,703	44,105,486
Unearned revenue reserve				3,401,994
Other(4)				100,675
Total Policyholders' account balance				$47,608,155

Weighted-average crediting rate	2.15%	1.46%	2.89%	2.20%
Net amount at risk(2)	$38	$0	$313,218,977	$313,219,015
Cash surrender value(3)	$3,975,581	$17,391,104	$18,341,323	$39,708,008
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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$412	$3,827	$9,924	$707,366	$721,529
1.00% - 1.99%	448,198	69,557	200,379	78,195	796,329
2.00% - 2.99%	303,024	461,269	562,666	16,064	1,343,023
3.00% - 4.00%	825,027	5,007	7,862	2,261	840,157
Greater than 4.00%	0	0	0	0	0
Total	$1,576,661	$539,660	$780,831	$803,886	$3,701,038
Variable Annuities
Less than 1.00%	$618,306	$651,182	$253,768	$178	$1,523,434
1.00% - 1.99%	184,745	118,146	2,380	0	305,271
2.00% - 2.99%	19,218	4,138	4,185	0	27,541
3.00% - 4.00%	856,020	5,501	2	0	861,523
Greater than 4.00%	2,059	0	0	0	2,059
Total	$1,680,348	$778,967	$260,335	$178	$2,719,828
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$171,754	$171,754
1.00% - 1.99%	246,886	0	1,678,254	1,580,722	3,505,862
2.00% - 2.99%	28,501	1,479,940	2,693,293	371,908	4,573,642
3.00% - 4.00%	3,841,175	2,170,158	1,107,301	0	7,118,634
Greater than 4.00%	2,114,438	0	0	0	2,114,438
Total	$6,231,000	$3,650,098	$5,478,848	$2,124,384	$17,484,330

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$94	$27	$180	$301
1.00% - 1.99%	504,431	75,476	242,780	83,650	906,337
2.00% - 2.99%	261,482	466,971	47,851	10,920	787,224
3.00% - 4.00%	32,738	0	0	0	32,738
Greater than 4.00%	0	0	0	0	0
Total	$798,651	$542,541	$290,658	$94,750	$1,726,600
Variable Annuities
Less than 1.00%	$972,976	$833,696	$18,454	$2	$1,825,128
1.00% - 1.99%	229,049	2,126	1,094	0	232,269
2.00% - 2.99%	24,531	4,090	0	0	28,621
3.00% - 4.00%	990,408	2,859	0	0	993,267
Greater than 4.00%	2,091	0	0	0	2,091
Total	$2,219,055	$842,771	$19,548	$2	$3,081,376
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$9,078	$9,078
1.00% - 1.99%	163,616	0	2,706,552	363,119	3,233,287
2.00% - 2.99%	21,001	1,399,691	2,765,577	267,001	4,453,270
3.00% - 4.00%	4,555,992	1,985,262	1,110,457	0	7,651,711
Greater than 4.00%	2,159,217	0	0	0	2,159,217
Total	$6,899,826	$3,384,953	$6,582,586	$639,198	$17,506,563
(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
(2)     Prior period amounts have been updated to conform to current period presentation.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30,
	2024	2023
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$3,741,426	$3,067,336
Unearned revenue	430,230	405,732
Amortization expense	(89,640)	(70,981)
Other adjustments	(1)	(93)
Balance, end of period	$4,082,015	$3,401,994
Less: Reinsurance recoverables	1,794,071	1,621,229
Balance after reinsurance recoverables, end of period	$2,287,944	$1,780,765

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,694,950	$(917,792)	$2,777,158
Effect of cumulative changes in non-performance risk	1,068,035	0	1,068,035
Balance, beginning of period, before effect of changes in non-performance risk	4,762,985	(917,792)	3,845,193
Attributed fees collected	556,055	(131,047)	425,008
Claims paid	(31,466)	3,110	(28,356)
Interest accrual	119,334	(28,372)	90,962
Actual in force different from expected	(2,637)	(10,203)	(12,840)
Effect of changes in interest rates	(870,637)	126,966	(743,671)
Effect of changes in equity markets	(1,112,214)	115,601	(996,613)
Effect of assumption update	85,619	3,984	89,603
Issuances	28,190	(1,654)	26,536
Other adjustments	14,784	398	15,182
Effect of changes in current period counterparty non-performance risk	0	(6,098)	(6,098)
Balance, end of period, before effect of changes in non-performance risk	3,550,013	(845,107)	2,704,906
Effect of cumulative changes in non-performance risk	(884,110)	0	(884,110)
Balance, end of period	$2,665,903	$(845,107)	$1,820,796

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	587,663	(107,425)	480,238
Claims paid	(43,782)	3,681	(40,101)
Interest accrual	160,106	(20,505)	139,601
Actual in force different from expected	36,193	(6,069)	30,124
Effect of changes in interest rates	(671,989)	169,229	(502,760)
Effect of changes in equity markets	(1,314,461)	127,157	(1,187,304)
Effect of assumption update	330,769	(54,067)	276,702
Issuances	11,403	9,025	20,428
Other adjustments(1)	(17,436)	(638,198)	(655,634)
Effect of changes in current period counterparty non-performance risk	0	(7,445)	(7,445)
Balance, end of period, before effect of changes in non-performance risk	5,357,001	(946,878)	4,410,123
Effect of cumulative changes in non-performance risk	(1,660,587)	0	(1,660,587)
Balance, end of period	$3,696,414	$(946,878)	$2,749,536
(1)    Other adjustments for June 30, 2023 primarily includes $638 million related to the reinsurance transaction with AuguStar. See Note 11 for additional information.

In both 2024 and 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities.

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

The following table presents accompanying information to the rollforward table above.

	June 30, 2024	June 30, 2023
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$8,732,024	$10,067,522
Weighted-average attained age of contractholders	71	69
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	June 30, 2024	June 30, 2023
	Variable Annuities
	(in thousands)
Direct and assumed	$1,419,114	$1,165,762
Ceded	1,131,050	1,174,468
Total market risk benefit assets	$2,550,164	$2,340,230

Direct and assumed	$4,085,018	$4,862,177
Ceded	285,942	227,589
Total market risk benefit liabilities	$4,370,960	$5,089,766

Net liability	$1,820,796	$2,749,536

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, PURC and GUL Re and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of the transactions, the Company recognized a $990 million pre-tax recapture loss and a $1,207 million DRG that will be amortized into income over the estimated remaining life of the reinsured policies.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables	$40,693,991	$38,709,651
Policy loans	(1,098,752)	(1,082,584)
Deferred policy acquisition costs	(3,154,068)	(3,195,161)
Deferred sales inducements	(33,943)	(35,313)
Market risk benefit assets	1,131,482	1,165,378
Other assets	2,413,087	1,897,410
Policyholders’ account balances	5,746,173	5,977,108
Future policy benefits	7,197,282	7,026,209
Market risk benefit liabilities	287,741	249,538
Other liabilities	7,830,608	4,397,862
Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Deferred policy acquisition costs	$65,299	$71,315
Market risk benefit assets	780,056	745,662
Other assets	2,313,943	1,795,422
Policyholders’ account balances	1,726,686	1,830,579
Future policy benefits	185	453
Market risk benefit liabilities	146,676	131,594
Other liabilities	2,352,382	1,915,205

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables by counterparty are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
PAR U	$18,630,892	$15,722,061
PURC	0	7,565,968
PARCC	2,123,485	2,304,270
GUL Re	0	3,211,899
PAR Term	1,987,253	2,101,004
Prudential Insurance	4,164,836	1,311,525
Term Re	1,980,014	2,080,564
Lotus Re	2,077,391	2,051,831
DART	765,376	744,043
PURE	7,383,771	0
Unaffiliated	1,580,973	1,616,486
Total reinsurance recoverables	$40,693,991	$38,709,651

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Premiums:
Direct	$462,458	$476,472	$922,086	$938,539
Assumed	30	34	63	(122)
Ceded	(367,567)	(386,541)	(735,046)	(771,796)
Net premiums	94,921	89,965	187,103	166,621
Policy charges and fee income:
Direct	785,299	749,037	1,556,488	1,484,975
Assumed	239,838	148,479	498,608	301,079
Ceded	(636,303)	(533,980)	1,242,943	(1,036,027)
Net policy charges and fee income	388,834	363,536	3,298,039	750,027
Net investment income:
Direct	592,448	402,761	1,111,500	753,084
Assumed	333	343	663	686
Ceded	(12,788)	(10,029)	(26,850)	(11,245)
Net investment income(1)	579,993	393,075	1,085,313	742,525
Asset administration fees:
Direct	79,776	80,952	162,464	161,308
Assumed	0	0	0	0
Ceded	(24,663)	(24,164)	(50,719)	(40,318)
Net asset administration fees	55,113	56,788	111,745	120,990
Other income (loss):
Direct	84,931	79,657	129,747	305,391
Assumed	24	(56)	349	(349)
Ceded	52,734	25,857	221,078	45,263
Net other income (loss)(1)	137,689	105,458	351,174	350,305

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized investment gains (losses), net:
Direct	765,146	(88,715)	777,502	(334,638)
Assumed	72,351	82,278	63,184	220,944
Ceded	1,385	14,131	21,196	709
Realized investment gains (losses), net(1)	838,882	7,694	861,882	(112,985)
Change in value of market risk benefits, net of related hedging gain (loss):
Direct	(298,559)	174,084	15,327	207,204
Assumed	1,072	2,774	606	(3,443)
Ceded	15,304	(215,745)	(206,525)	(222,446)
Net change in value of market risk benefits, net of related hedging gain (loss)	(282,183)	(38,887)	(190,592)	(18,685)
Policyholders’ benefits (including change in reserves):
Direct	909,374	848,495	1,910,820	1,727,280
Assumed	245,810	332,048	533,221	649,335
Ceded	(1,019,305)	(1,033,582)	1,798,246	(2,124,472)
Net policyholders’ benefits (including change in reserves)(1)	135,879	146,961	4,242,287	252,143
Change in estimates of liability for future policy benefits:
Direct	72,870	31,146	212,456	(17,355)
Assumed	74,378	23,844	64,868	25,651
Ceded	(153,422)	(56,123)	(295,503)	(13,831)
Net change in estimates of liability for future policy benefits	(6,174)	(1,133)	(18,179)	(5,535)
Interest credited to policyholders’ account balances:
Direct	297,194	215,973	575,584	438,548
Assumed	36,344	27,957	82,492	66,463
Ceded	(107,314)	(100,114)	(207,302)	(200,973)
Net interest credited to policyholders’ account balances	226,224	143,816	450,774	304,038
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(116,030)	(105,195)	(506,173)	(223,025)
(1)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023(1)	2024	2023
	(in thousands)
Premiums:
Assumed	$30	$34	$60	$(132)
Ceded	(26,827)	(16,802)	(51,979)	(33,377)

Policy charges and fee income:
Assumed	356	383	628	923
Ceded	(44,958)	(38,338)	(86,970)	(62,276)

Net investment income(1):
Ceded	0	1,993	0	12,913

Asset administration fees:
Ceded	(7,007)	(7,740)	(14,323)	(7,740)

Other income (loss)(1):
Assumed	24	55	453	(238)
Ceded	26,002	8,031	47,806	9,653

Realized investment gains (losses), net(1):
Assumed	72,351	82,278	63,184	220,944
Ceded	21,774	13,952	46,999	(629)

Change in value of market risk benefits, net of related hedging gain (loss):
Assumed	1,072	2,774	606	(3,443)
Ceded	34,461	(75,325)	(63,547)	(80,098)

Policyholders’ benefits (including change in reserves)(1):
Assumed	28	189	361	280
Ceded	(64,243)	(36,118)	(211,071)	(63,820)

Change in estimates of liability for future policy benefits:
Ceded	29	(416)	91,902	(416)

Interest credited to policyholders’ account balances:
Assumed	7,657	(2,370)	25,116	5,099
Ceded	(1)	(85)	(1)	(85)
(1)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of June 30, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$1,147,562,454	$1,107,571,392
Assumed gross life insurance face amount in force	35,029,437	36,059,164
Reinsurance ceded	(1,041,974,560)	(1,015,213,859)
Net life insurance face amount in force	$140,617,331	$128,416,697

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

On March 28, 2024, PURC merged into PAR U.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, "Reinsurance recoverables" includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of June 30, 2024, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block.
Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed index annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $2,152 million and $1,618 million at June 30, 2024 and December 31, 2023, respectively. The funds withheld liabilities totaled $1,974 million and $1,518 million at June 30, 2024 and December 31, 2023, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2024, $2.1 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
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

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $70.8 million, or 16.94% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first six months of 2024, compared to $96.6 million, or 16.25%, in the first six months of 2023. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(18,085)	$(927,778)	$71,195	$843,748	$(30,920)
Change in OCI before reclassifications	(4,178)	(448,732)	66,215	(183,925)	(570,620)
Amounts reclassified from AOCI	0	(20,268)	0	0	(20,268)
Income tax benefit (expense)	275	98,567	(13,905)	38,624	123,561
Balance, June 30, 2024	$(21,988)	$(1,298,211)	$123,505	$698,447	$(498,247)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(20,007)	$(1,474,475)	$119,368	$1,365,049	$(10,065)
Change in OCI before reclassifications	3,266	116,395	(17,588)	(67,323)	34,750
Amounts reclassified from AOCI	0	2,479	0	0	2,479
Income tax benefit (expense)	(363)	(24,884)	3,693	14,138	(7,416)
Balance, June 30, 2023	$(17,104)	$(1,380,485)	$105,473	$1,311,864	$19,748
(1)Includes cash flow hedges of $75 million and $12 million as of June 30, 2024 and December 31, 2023, respectively, and $100 million and $139 million as of June 30, 2023 and December 31, 2022, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$12,832	$1,974	$35,736	$5,744
Net unrealized investment gains (losses) on available-for-sale securities	(8,631)	(2)	(15,468)	(8,223)
Total net unrealized investment gains (losses)(4)	4,201	1,972	20,268	(2,479)
Total reclassifications for the period	$4,201	$1,972	$20,268	$(2,479)
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2023	$1,987	$(1,404,180)	$(801,351)	$1,029,098	$246,668	$(927,778)
Net investment gains (losses) on investments arising during the period	(1,461)	(543,630)	0	0	114,566	(430,525)
Reclassification adjustment for (gains) losses included in net income	(9)	(20,259)	0	0	4,260	(16,008)
Reclassification due to allowance for credit losses recorded during the period	(26)	26	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(797,795)	894,154	(20,259)	76,100
Balance, June 30, 2024	$491	$(1,968,043)	$(1,599,146)	$1,923,252	$345,235	$(1,298,211)
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.4 million for both the three months ended June 30, 2024 and 2023, and $0.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The expense charged to the Company for the deferred compensation program was $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $4.1 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $2 million and $4 million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $5 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $9 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended June 30, 2024 and 2023, and $4 million for both the six months ended June 30, 2024 and 2023.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $211 million and $147 million for the three months ended June 30, 2024 and 2023, respectively, and $389 million and $287 million for the six months ended June 30, 2024 and 2023, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $32 million and $34 million for the three months ended June 30, 2024 and 2023, respectively, and $68 million and $73 million six months ended June 30, 2024 and 2023, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,410 million and $4,156 million at June 30, 2024 and December 31, 2023, respectively. Fees related to these COLI policies were $14 million and $12 million for the three months ended June 30, 2024 and 2023, respectively, and $27 million and $25 million for the six months ended June 30, 2024 and 2023, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $897 million and $898 million as of June 30, 2024 and December 31, 2023, respectively. Interest income related to the policy loan was $11 million and $5 million for the three months ended June 30, 2024 and 2023, respectively, and $21 million and $5 million for the six months ended June 30, 2024 and 2023, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $17 million and $13 million for the three months ended June 30, 2024 and 2023, respectively, and $32 million and $25 million for the six months ended June 30, 2024 and 2023, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

The interest income to the Company from PGF related to affiliated cash collateral was $127 million and $120 million for the three months ended June 30, 2024 and 2023, respectively, and $254 million and $230 million for the six months ended June 30, 2024 and 2023, respectively, and are included in "Other income (loss)".

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $936 million and $754 million of investments in joint ventures as of June 30, 2024 and December 31, 2023, respectively. "Net investment income" related to these ventures includes gains (losses) of $10 million and $(6) million for the three months ended June 30, 2024 and 2023, respectively, and $19 million and $(4) million for the six months ended June 30, 2024 and 2023, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $67 million and $70 million for the three months ended June 30, 2024 and 2023, respectively, and $136 million and $139 million for the six months ended June 30, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $11 million and $9 million for the three months ended June 30, 2024 and 2023, respectively, and $22 million and $18 million for the six months ended June 30, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2024 and December 31, 2023 is as follows:

	Maturity Dates			Interest Rates			June 30, 2024	December 31, 2023
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2032	0.00%	-	14.85%	$330,814	$147,984
Total notes receivable - affiliated(1)							$330,814	$147,984
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

Accrued interest receivable related to these loans was $1 million at both June 30, 2024 and December 31, 2023, and is included in “Other assets”. Revenues related to these loans were $0 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $1 million and $2 million for the six months ended June 30, 2024 and 2023, respectively, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at June 30, 2024 and December 31, 2023 were as follows:

	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.83%	$70,445	$71,038

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0.5 million at both June 30, 2024 and December 31, 2023, and is included in "Accrued investment income". Revenues were $2 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $4 million and $3 million for the six months ended June 30, 2024 and 2023, respectively, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2024 and for the year ended December 31, 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0
PURC	April 2023	Purchase	Fixed Maturities	$102,804	$102,804	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Term Re	June 2023	Purchase	Fixed Maturities	$115,573	$115,573	$0	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,298	$4,443	$114	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,394	$4,494	$80	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$19,453	$19,203	$(198)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$502	$0
Prudential Insurance	September 2023	Purchase	Fixed Maturities	$15,880	$15,801	$(62)	$0
PURC	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0
Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0
Windhill CLO 1, Ltd.	April 2024	Sale	Fixed Maturities	$2,261	$2,300	$0	$(39)
Windhill CLO 2, Ltd.	May 2024	Sale	Fixed Maturities	$14,034	$14,415	$0	$(381)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Windhill CLO 1, Ltd.	June 2024	Sale	Fixed Maturities	$2,045	$2,100	$0	$(55)
Windhill CLO 2, Ltd.	June 2024	Sale	Fixed Maturities	$23,342	$23,743	$0	$(401)
PAR U	June 2024	Transfer in	Other Invested Assets	$326	$326	$0	$0
PURE	June 2024	Transfer out	Other Invested Assets	$326	$326	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term debt. There is no long-term debt to affiliates as of June 30, 2024 and December 31, 2023.

Affiliate	Date Issued	Amount of Notes - June 30, 2024	Amount of Notes - December 31, 2023	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$0	$94,953	3.95%	6/20/2024
Prudential Insurance	8/13/2021	0	37,981	3.95%	6/20/2024
Prudential Insurance	8/13/2021	0	47,477	3.95%	6/20/2024
Total Loans Payable to Affiliates(1)		$0	$180,411
(1) Includes $180 million of loans reclassified as current portion of long-term debt as of December 31, 2023.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $7 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, and $11 million and $5 million for the six months ended June 30, 2024 and 2023, respectively.

All debt outstanding as of December 31, 2023 is that of Pruco Life.

Contributed Capital and Dividends

In February and December 2023, the Company received capital contributions in the amount of $405 million and $7 million, respectively, from Prudential Insurance.

In June 2024, there was a $550 million return of capital to Prudential Insurance. In June, September, and December 2023, there was a $300 million, $650 million and $450 million return of capital, respectively, to Prudential Insurance.

Through June 2024 and December 2023, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2024 and December 31, 2023, the outstanding balances on these commitments were $235 million     and $270 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.2 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively. There was a change in allowance of $0.0 million and $0.1 million for the three and six months ended June 30, 2024, respectively and $0.1 million for both the three and six months ended June 30, 2023. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of June 30, 2024 and December 31, 2023, $1,167 million and $1,182 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2024 or 2023.

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

Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $32 million as of both June 30, 2024 and December 31, 2023, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	June 30, 2024	December 31, 2023
	(in thousands)
Guaranteed value of third-parties' assets	$1,208,219	$311,302
Fair value of collateral supporting these assets	$1,047,957	$287,621
Asset (liability) associated with guarantee, carried at fair value	$762	$1

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2024, compared with December 31, 2023, and its consolidated results of operations for the three and six months ended June 30, 2024 and 2023. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•Insurance liabilities;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.2% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2024 annual reviews and update of assumptions and other refinements, we increased our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to a rate of 3.50% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

Changes in Financial Position

Total assets increased $10.8 billion from $213.3 billion at December 31, 2023 to $224.1 billion at June 30, 2024. Significant components were:
•Total investments increased $5.8 billion driven by new sales of general account annuity products;
•Reinsurance recoverables increased $2.0 billion primarily driven by the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account assets increased $0.8 billion primarily driven by favorable equity market performance, partially offset by net outflows.
Total liabilities increased $11.3 billion from $208.8 billion at December 31, 2023 to $220.1 billion at June 30, 2024. Significant components were:
•Policyholders' account balances increased $8.0 billion primarily driven by incremental indexed product sales;
•Other liabilities increased $3.4 billion primarily driven by the additional reinsurance of the Company's guaranteed universal life mortality risk ceded to Prudential Insurance and deferred gains associated with the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account liabilities increased $0.8 billion corresponding to the increase in separate account assets, as discussed above.
Total equity decreased $0.6 primarily driven by $0.5 billion of returns of capital and $0.5 billion in unrealized losses on investments due to rising rates and changes direct NPR spreads, partially offset by net income of $0.3 billion.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $765 million from income of $258 million for the three months ended June 30, 2023 to a gain of $1,023 million for the three months ended June 30, 2024. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $1,060 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations before income taxes decreased $295 million primarily driven by:
•Higher loss in Change in value of market risk benefits, net of related hedging gain (loss) due to net losses from higher interest rates in the second quarter of 2024; and
•Higher Interest credited to policyholders’ account balances due to growth in variable indexed annuities.
Partially offset by:
•Higher gain in Net investment income due to higher market rates and net business growth by incremental indexed product sales.

Six Months Comparison
Income (loss) from operations before income taxes decreased $176 million from income of $594 million for the six months ended June 30, 2023 to income of $418 million for the six months ended June 30, 2024. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, income (loss) from operations decreased $1,236 million primarily driven by:
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Partially offset by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $835 million from $978 million for the three months ended June 30, 2023 to $1,813 million for the three months ended June 30, 2024. This includes a favorable comparative increase of $1,023 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues decreased $188 million primarily driven by:
•Higher loss in Change in value of market risk benefits, net of related hedging gain (loss) due to net losses from higher interest rates in the second quarter of 2024;
Partially offset by:
•Higher gain in Net investment income due to higher market rates and net business growth by incremental indexed product sales.
Benefits and expenses increased $72 million from $719 million for the three months ended June 30, 2023 to $791 million for the three months ended June 30, 2024. This includes a favorable comparative decrease of $37 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $109 million primarily driven by:
•Higher Interest credited to policyholders’ account balances due to growth in variable indexed annuities.
Six Months Comparison
Revenues increased $3,706 million from $1,999 million for the six months ended June 30, 2023 to $5,705 million for the six months ended June 30, 2024. Excluding the comparative impact of our annual review and update of assumptions and other refinements, as mentioned above, revenues increased $2,683 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $3,882 million from $1,405 million for the six months ended June 30, 2023 to $5,287 million for the six months ended June 30, 2024. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $3,919 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2024 and December 31, 2023, the Company had liquid assets of $38.1 billion and $32.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3.3 billion and $2.5 billion as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, $28.7 billion, or 92%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of June 30, 2024 the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $11,250 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $8,780 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of
December 31, 2023. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of June 30, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of June 30, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the identification of the material weakness, as reported in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024, filed with the Securities and Exchange Commission on August 16, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weakness reported previously continued to exist in the Company’s internal control over financial reporting as of June 30, 2024 as management's remediation plans have not yet been completed.

Material Weakness in Internal Control over Financial Reporting

As previously reported, the Company did not design and maintain effective controls over the completeness, accuracy, and timeliness of the review of the manual calculations and related adjustments for the Policyholder Account Balance liability for variable annuity products. This material weakness continued to exist as of June 30, 2024.

Remediation plan

Management's initial remediation plans to address the material weakness include, (i) enhanced communications across impacted stakeholders with respect to the set-up of new investment strategy funds, (ii) enhancements to the valuation model to eliminate the need for the manual adjustment in the short term, and (iii) review of the end-to-end process with enhancements to the current attribution review threshold. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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