Form 10-Q
period 2024-09-30
PRUCO LIFE INSURANCE CO
filed 2024-11-08
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 8, 2024, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	5

	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	8

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	10

	3. Investments	11

	4. Derivatives and Hedging	23

	5. Fair Value of Assets and Liabilities	29

	6. Deferred Policy Acquisition Costs, Deferred Reinsurance, and Deferred Sales Inducements	42

	7. Separate Accounts	44

	8. Liability for Future Policy Benefits	46

	9. Policyholders' Account Balances	53

	10. Market Risk Benefits	57

	11. Reinsurance	59

	12. Income Taxes	67

	13. Equity	68

	14. Related Party Transactions	69

	15. Commitments and Contingent Liabilities	75

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	79

Item 4.	Controls and Procedures	86

PART II—OTHER INFORMATION		87

Item 1.	Legal Proceedings	87

Item 1A.	Risk Factors	87

Item 6.	Exhibits	88

SIGNATURES		89

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2024 and December 31, 2023 (in thousands, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2024-$14,575; 2023-$2,008) (amortized cost: 2024–$35,694,374; 2023–$27,538,066)	$34,956,806	$26,131,780
Fixed maturities, trading, at fair value (amortized cost: 2024–$3,877,899; 2023–$3,476,746)	3,507,269	2,796,446
Equity securities, at fair value (cost: 2024– $531,417; 2023–$824,270)	552,549	844,950
Policy loans	1,524,636	1,472,677
Short-term investments (net of allowance for credit losses: 2024-$49; 2023-$0)	538,649	380,366
Commercial mortgage and other loans (net of $44,309 and $37,689 allowance for credit losses at September 30, 2024 and December 31, 2023, respectively)	7,223,568	6,122,721
Other invested assets (includes $56,573 and $85,025 of assets measured at fair value at September 30, 2024 and December 31, 2023, respectively)	1,465,970	1,222,985
Total investments	49,769,447	38,971,925
Cash and cash equivalents	3,313,710	2,139,792
Deferred policy acquisition costs	7,706,078	7,097,511
Accrued investment income	444,591	333,838
Reinsurance recoverables	43,285,050	38,709,651
Receivables from parent and affiliates	618,259	332,583
Deferred sales inducements	330,264	351,424
Income tax assets	1,924,854	1,737,651
Market risk benefit assets	2,499,234	2,367,243
Other assets	2,934,252	2,078,938
Separate account assets	122,779,095	119,188,485
TOTAL ASSETS	$235,604,834	$213,309,041
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$65,658,560	$53,012,800
Future policy benefits	25,253,059	23,205,205
Market risk benefit liabilities	4,915,163	5,144,401
Cash collateral for loaned securities	330,370	218,310
Short-term debt to affiliates	0	180,411
Payables to parent and affiliates	2,068,283	2,667,696
Other liabilities	9,683,019	5,170,308
Separate account liabilities	122,779,095	119,188,485
Total liabilities	230,687,549	208,787,616
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	4,507,604	5,052,602
Retained earnings / (accumulated deficit)	(202,881)	(532,951)
Accumulated other comprehensive income (loss)	359,542	(30,920)
Total Pruco Life Insurance Company equity	4,666,765	4,491,231
Noncontrolling interests	250,520	30,194
Total equity	4,917,285	4,521,425
TOTAL LIABILITIES AND EQUITY	$235,604,834	$213,309,041

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Premiums (includes $(53), $1,832, $(2,575) and $6,924 of gains (losses) from change in estimates on deferred profit liability amortization for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively)	$97,089	$85,140	$284,192	$251,761
Policy charges and fee income	408,767	346,481	3,706,806	1,096,508
Net investment income	638,692	460,864	1,724,005	1,203,389
Asset administration fees	56,428	56,754	168,173	177,744
Other income (loss)	386,095	(63,555)	737,269	286,750
Realized investment gains (losses), net	(616,495)	(468,256)	245,387	(581,241)
Change in value of market risk benefits, net of related hedging gain (loss)	(175,401)	(247,471)	(365,993)	(266,156)
TOTAL REVENUES	795,175	169,957	6,499,839	2,168,755
BENEFITS AND EXPENSES
Policyholders’ benefits	130,681	145,409	4,372,968	397,552
Change in estimates of liability for future policy benefits	2,434	6,565	(15,745)	1,030
Interest credited to policyholders’ account balances	256,160	163,074	706,934	467,112
Amortization of deferred policy acquisition costs	148,755	132,242	165,750	398,884
General, administrative and other expenses	310,285	271,473	905,123	858,809
TOTAL BENEFITS AND EXPENSES	848,315	718,763	6,135,030	2,123,387
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(53,140)	(548,806)	364,809	45,368
Income tax expense (benefit)	(45,500)	(104,883)	25,287	(8,318)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(7,640)	(443,923)	339,522	53,686
Equity in earnings of operating joint venture, net of taxes	(95)	(404)	(338)	(736)
NET INCOME (LOSS)	$(7,735)	$(444,327)	$339,184	$52,950
Less: Income (loss) attributable to noncontrolling interests	6,042	0	9,114	0
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$(13,777)	$(444,327)	$330,070	$52,950
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	5,756	(2,835)	1,578	431
Net unrealized investment gains (losses)	1,116,531	(618,892)	647,531	(500,018)
Interest rate remeasurement of future policy benefits	(87,870)	90,909	(21,655)	73,321
Gain (loss) from changes in non-performance risk on market risk benefits	50,314	(429,966)	(133,611)	(497,289)
Total	1,084,731	(960,784)	493,843	(923,555)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	226,942	(201,437)	103,381	(194,021)
Other comprehensive income (loss), net of taxes	857,789	(759,347)	390,462	(729,534)
Comprehensive income (loss)	850,054	(1,203,674)	729,646	(676,584)
Less: Comprehensive income (loss) attributable to noncontrolling interests	6,042	0	9,114	0
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$844,012	$(1,203,674)	$720,532	$(676,584)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$2,500	$5,052,602	$(532,951)	$(30,920)	$4,491,231	$30,194	$4,521,425
Contributions from noncontrolling interests						25,310	25,310
Contributed (distributed) capital-parent/child asset transfers		5,722			5,722		5,722
Comprehensive income (loss):
Net income (loss)			(542,422)		(542,422)	1,181	(541,241)
Other comprehensive income (loss), net of tax				(412,522)	(412,522)	0	(412,522)
Total comprehensive income (loss)			(542,422)	(412,522)	(954,944)	1,181	(953,763)
Balance, March 31, 2024	2,500	5,058,324	(1,075,373)	(443,442)	3,542,009	56,685	3,598,694
Return of capital		(550,000)			(550,000)		(550,000)
Contributions from noncontrolling interests						49,548	49,548
Contributed (distributed) capital-parent/child asset transfers		(34)			(34)		(34)
Comprehensive income (loss):
Net income (loss)			886,269		886,269	1,891	888,160
Other comprehensive income (loss), net of taxes				(54,805)	(54,805)	0	(54,805)
Total comprehensive income (loss)			886,269	(54,805)	831,464	1,891	833,355
Balance, June 30, 2024	2,500	4,508,290	(189,104)	(498,247)	3,823,439	108,124	3,931,563
Contributions from noncontrolling interests						136,354	136,354
Contributed (distributed) capital-parent/child asset transfers		(686)			(686)		(686)
Comprehensive income (loss):
Net income (loss)			(13,777)		(13,777)	6,042	(7,735)
Other comprehensive income (loss), net of tax				857,789	857,789	0	857,789
Total comprehensive income (loss)			(13,777)	857,789	844,012	6,042	850,054
Balance, September 30, 2024	$2,500	$4,507,604	$(202,881)	$359,542	$4,666,765	$250,520	$4,917,285

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022(1)	$2,500	$6,037,914	$(994,154)	$(10,065)	$5,036,195	$0	$5,036,195
Contributed capital		405,000			405,000		405,000
Contributed (distributed) capital-parent/child asset transfers		1,870			1,870		1,870
Comprehensive income (loss):
Net income (loss)			279,679		279,679		279,679
Other comprehensive income (loss), net of tax				416,704	416,704	0	416,704
Total comprehensive income (loss)			279,679	416,704	696,383	0	696,383
Balance, March 31, 2023	2,500	6,444,784	(714,475)	406,639	6,139,448	0	6,139,448
Return of capital		(300,000)			(300,000)		(300,000)
Contributed (distributed) capital-parent/child asset transfers		498			498		498
Comprehensive income (loss):
Net income (loss)			217,598		217,598		217,598
Other comprehensive income (loss), net of tax				(386,891)	(386,891)	0	(386,891)
Total comprehensive income (loss)			217,598	(386,891)	(169,293)	0	(169,293)
Balance, June 30, 2023	2,500	6,145,282	(496,877)	19,748	5,670,653	0	5,670,653
Return of capital		(650,000)			(650,000)		(650,000)
Contributed (distributed) capital-parent/child asset transfers		(62)			(62)		(62)
Comprehensive income (loss):
Net income (loss)			(444,327)		(444,327)		(444,327)
Other comprehensive income (loss), net of tax				(759,347)	(759,347)	0	(759,347)
Total comprehensive income (loss)			(444,327)	(759,347)	(1,203,674)	0	(1,203,674)
Balance, September 30, 2023	$2,500	$5,495,220	$(941,204)	$(739,599)	$3,816,917	$0	$3,816,917
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$339,184	$52,950
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(2,385,391)	47,830
Interest credited to policyholders’ account balances	706,934	467,112
Realized investment (gains) losses, net	(245,387)	581,241
Change in value of market risk benefits, net of related hedging (gains) losses	365,993	266,156
Change in:
Future policy benefits and other insurance liabilities	1,965,765	1,722,582
Reinsurance recoverables	(699,804)	(447,411)
Accrued investment income	(93,153)	(85,831)
Net payables to/receivables from parent and affiliates	35,536	(9,978)
Deferred policy acquisition costs	(923,402)	(386,514)
Income taxes	(291,914)	(430,883)
Derivatives, net	165,999	(547,545)
Other, net	3,237,170	107,768
Cash flows from (used in) operating activities	2,177,530	1,337,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	2,290,052	1,096,571
Fixed maturities, trading	725,117	68,734
Equity securities	956,037	189,090
Policy loans	140,426	141,484
Ceded policy loans	(84,955)	(94,874)
Short-term investments	997,435	352,689
Commercial mortgage and other loans	545,134	98,558
Other invested assets	31,060	11,800
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(10,341,310)	(5,957,466)
Fixed maturities, trading	(1,367,554)	(746,093)
Equity securities	(661,555)	(86,748)
Policy loans	(171,967)	(1,111,590)
Ceded policy loans	77,459	127,365
Short-term investments	(1,155,119)	(473,889)
Commercial mortgage and other loans	(1,616,916)	(665,136)
Other invested assets	(309,750)	(137,809)
Notes receivable from parent and affiliates, net	(338,431)	4,302
Derivatives, net	172,756	(56,949)
Other, net	0	(3,924)
Cash flows from (used in) investing activities	(10,112,081)	(7,243,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	12,851,141	9,193,418
Ceded policyholders’ account deposits	(957,473)	(875,022)
Policyholders’ account withdrawals	(3,108,080)	(2,805,559)
Ceded policyholders’ account withdrawals	593,474	454,740
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	112,070	97,263
Contributed / (return of) capital	(550,000)	(545,000)
Contributed (distributed) capital - parent/child asset transfers	6,332	2,919
Net change in all other financing arrangements (maturities 90 days or less)	0	(584)
Repayments of debt (maturities longer than 90 days)	(180,411)	0
Drafts outstanding	(63,534)	(109,199)
Contributions from noncontrolling interests	211,212	0
Other, net	193,738	(58,917)
Cash flows from (used in) financing activities	9,108,469	5,354,059
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,173,918	(552,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,139,792	2,397,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,313,710	$1,845,278

Significant Non-Cash Transactions

"Cash flows from (used in) operating activities" for the nine months ended September 30, 2024 excludes certain non-cash activities in the amount of $1,129 million related to the Company's affiliated reinsurance with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 11 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of September 30, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities, including those with a single operating or reportable segment, to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that all of the disclosures required in the guidance apply to all public entities, including those with a single operating or reportable segment.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	The ASU has no impact on the Company's Consolidated Financial Statements but will result in expanded disclosures in the Notes to the Consolidated Financial Statements.
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,445,892	$55,377	$72,214	$0	$1,429,055
Obligations of U.S. states and their political subdivisions	600,925	3,108	16,403	0	587,630
Foreign government securities	425,732	5,546	47,756	0	383,522
U.S. public corporate securities	13,470,713	244,576	653,173	920	13,061,196
U.S. private corporate securities	5,987,215	85,668	197,291	3,380	5,872,212
Foreign public corporate securities	3,483,095	76,199	89,969	21	3,469,304
Foreign private corporate securities	5,524,144	185,124	308,157	10,254	5,390,857
Asset-backed securities(1)	3,450,724	44,992	5,676	0	3,490,040
Commercial mortgage-backed securities	929,684	9,742	43,990	0	895,436
Residential mortgage-backed securities(2)	376,250	6,120	4,816	0	377,554
Total fixed maturities, available-for-sale	$35,694,374	$716,452	$1,439,445	$14,575	$34,956,806
(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and home equity loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,009,937	$38,858	$73,508	$0	$975,287
Obligations of U.S. states and their political subdivisions	789,856	5,288	18,517	0	776,627
Foreign government securities	330,830	1,840	50,684	0	281,986
U.S. public corporate securities	10,159,089	98,047	760,274	950	9,495,912
U.S. private corporate securities	5,207,699	37,435	254,828	812	4,989,494
Foreign public corporate securities	1,809,347	12,658	115,673	238	1,706,094
Foreign private corporate securities	4,902,391	109,806	381,215	0	4,630,982
Asset-backed securities(1)	2,016,028	23,035	11,512	1	2,027,550
Commercial mortgage-backed securities	913,347	4,776	66,345	0	851,778
Residential mortgage-backed securities(2)	399,542	4,016	7,481	7	396,070
Total fixed maturities, available-for-sale	$27,538,066	$335,759	$1,740,037	$2,008	$26,131,780
(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and home equity loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$261,544	$72,214	$261,544	$72,214
Obligations of U.S. states and their political subdivisions	136,153	990	191,893	15,413	328,046	16,403
Foreign government securities	17,644	83	228,866	47,673	246,510	47,756
U.S. public corporate securities	475,396	8,277	5,252,550	644,896	5,727,946	653,173
U.S. private corporate securities	658,961	16,690	2,477,333	180,579	3,136,294	197,269
Foreign public corporate securities	100,693	427	800,890	89,533	901,583	89,960
Foreign private corporate securities	73,843	4,714	2,290,320	303,443	2,364,163	308,157
Asset-backed securities	231,205	1,053	182,428	4,623	413,633	5,676
Commercial mortgage-backed securities	0	0	533,822	43,990	533,822	43,990
Residential mortgage-backed securities	79	4	131,368	4,812	131,447	4,816
Total fixed maturities, available-for-sale	$1,693,974	$32,238	$12,351,014	$1,407,176	$14,044,988	$1,439,414

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$98,174	$945	$214,889	$72,563	$313,063	$73,508
Obligations of U.S. states and their political subdivisions	83,729	293	218,375	18,224	302,104	18,517
Foreign government securities	10,226	116	233,757	50,568	243,983	50,684
U.S. public corporate securities	782,904	10,009	5,201,353	750,265	5,984,257	760,274
U.S. private corporate securities	707,674	16,613	2,794,697	238,181	3,502,371	254,794
Foreign public corporate securities	92,955	1,063	948,963	114,169	1,041,918	115,232
Foreign private corporate securities	429,212	8,035	2,461,367	373,180	2,890,579	381,215
Asset-backed securities	208,970	1,761	532,814	9,750	741,784	11,511
Commercial mortgage-backed securities	42,621	298	580,931	66,047	623,552	66,345
Residential mortgage-backed securities	35,904	435	124,956	7,046	160,860	7,481
Total fixed maturities, available-for-sale	$2,492,369	$39,568	$13,312,102	$1,699,993	$15,804,471	$1,739,561

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance were $1,354 million and $1,634 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $85 million and $106 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2024, the $1,407 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2023, the $1,700 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	September 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$1,451,746	$1,437,659
Due after one year through five years	11,583,221	11,565,272
Due after five years through ten years	9,102,232	9,116,421
Due after ten years	8,800,517	8,074,424
Asset-backed securities	3,450,724	3,490,040
Commercial mortgage-backed securities	929,684	895,436
Residential mortgage-backed securities	376,250	377,554
Total fixed maturities, available-for-sale	$35,694,374	$34,956,806

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$248,635	$151,383	$676,660	$280,064
Proceeds from maturities/prepayments	483,079	318,188	1,618,992	806,521
Gross investment gains from sales and maturities	2,921	1,377	13,265	10,826
Gross investment losses from sales and maturities	(9,153)	(10,920)	(33,625)	(28,445)
Write-downs recognized in earnings(2)	(9,534)	4	(9,534)	11
(Addition to) release of allowance for credit losses	(11,227)	608	(12,567)	454
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(5.6) million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity available-for-sale securities, as of the dates indicated:

	Three Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$3,343	$0	$0	$5	$3,348
Additions to allowance for credit losses not previously recorded	0	0	12,026	0	0	0	12,026
Reductions for securities sold during the period	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	(794)	0	0	(5)	(799)
Assets transferred to parent and affiliates	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$14,575	$0	$0	$0	$14,575

	Three Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$4,917	$0	$0	$6	$4,923
Additions to allowance for credit losses not previously recorded	0	0	374	0	0	0	374
Reductions for securities sold during the period	0	0	(1,280)	0	0	0	(1,280)
Additions (reductions) on securities with previous allowance	0	0	296	0	0	2	298
Balance, end of period	$0	$0	$4,307	$0	$0	$8	$4,315

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded	0	0	12,422	0	0	5	12,427
Reductions for securities sold during the period	0	0	(42)	0	0	0	(42)
Additions (reductions) on securities with previous allowance	0	0	(284)	(1)	0	(12)	(297)
Assets transferred to parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$14,575	$0	$0	$0	$14,575

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	3,539	0	0	0	3,539
Reductions for securities sold during the period	0	(1)	(5,054)	0	0	0	(5,055)
Additions (reductions) on securities with previous allowance	0	(4)	1,067	0	0	(1)	1,062
Balance, end of period	$0	$0	$4,307	$0	$0	$8	$4,315

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer non-cyclical and technology sectors within corporate securities due to adverse projected cashflows. For the three months ended September 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the utility sector within corporate securities due to an investment restructuring.

For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer non-cyclical, capital goods and technology sectors within corporate securities due to adverse projected cashflows. For the nine months ended September 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the capital goods and utility sectors within corporate securities due to investment restructurings, partially offset by net additions within the technology and finance sectors within corporate securities due to adverse projected cashflows.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration as of both September 30, 2024 and December 31, 2023.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $149.0 million and $(221.6) million during the three months ended September 30, 2024 and 2023, respectively, and $16.8 million and $(179.0) million during the nine months ended September 30, 2024 and 2023, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $37.6 million and $(10.9) million during the three months ended September 30, 2024 and 2023, respectively, and $16.2 million and $(2.8) million during the nine months ended September 30, 2024 and 2023, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,892,110	26.1%	$1,578,785	25.7%
Hospitality	100,890	1.4	102,952	1.7
Industrial	2,865,789	39.5	2,486,230	40.4
Office	597,283	8.2	604,611	9.8
Other	694,191	9.6	456,720	7.4
Retail	406,850	5.5	363,706	5.9
Total commercial mortgage loans	6,557,113	90.3	5,593,004	90.9
Agricultural property loans	703,309	9.7	562,046	9.1
Total commercial mortgage and agricultural property loans	7,260,422	100.0%	6,155,050	100.0%
Allowance for credit losses	(44,309)		(37,689)
Total net commercial mortgage and agricultural property loans	7,216,113		6,117,361
Other loans:
Other collateralized loans	7,455		5,360
Total other loans	7,455		5,360
Total net commercial mortgage and other loans	$7,223,568		$6,122,721

As of September 30, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (26%), Texas (9%) and Washington (6%)), and included loans secured by properties in Europe (9%), Mexico (1%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$40,692	$880	$41,572	$21,133	$960	$22,093
Addition to (release of) allowance for expected losses	1,389	1,348	2,737	5,055	(48)	5,007
Allowance, end of period	$42,081	$2,228	$44,309	$26,188	$912	$27,100

	Nine Months Ended September 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$36,758	$931	$37,689	$19,665	$598	$20,263
Addition to (release of) allowance for expected losses	5,323	1,297	6,620	6,523	314	6,837
Allowance, end of period	$42,081	$2,228	$44,309	$26,188	$912	$27,100

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was in the loan specific allowance within agricultural property loans and in the general allowance due to loan originations. For the three months ended September 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was due to an increase in the loan specific allowance in commercial mortgage loans within the office sector and an increase in the general allowance due to declining market conditions and loan originations.

For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the loan specific allowance in commercial mortgage loans within the office sector and within agricultural property loans and in the general allowance due to loan originations partially offset by loan payoffs. For the nine months ended September 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in loan specific allowance in commercial mortgage loans within the office sector and an increase in the general allowance due to declining market conditions and loan originations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$123,866	$251,014	$272,694	$484,606	$76,205	$1,219,508	$2,554	$2,430,447
60%-69.99%	873,753	692,435	298,812	401,981	173,843	358,886	0	2,799,710
70%-79.99%	170,165	202,273	151,128	295,221	76,922	50,697	0	946,406
80% or greater	1,196	0	59,671	84,448	3,866	231,369	0	380,550
Total	$1,168,980	$1,145,722	$782,305	$1,266,256	$330,836	$1,860,460	$2,554	$6,557,113
Debt Service Coverage Ratio:
Greater than 1.2x	$1,119,178	$1,041,778	$767,191	$1,266,256	$260,688	$1,740,855	$2,554	$6,198,500
1.0 - 1.2x	49,802	103,944	15,114	0	0	57,284	0	226,144
Less than 1.0x	0	0	0	0	70,148	62,321	0	132,469
Total	$1,168,980	$1,145,722	$782,305	$1,266,256	$330,836	$1,860,460	$2,554	$6,557,113
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$137,525	$90,427	$168,416	$131,740	$23,625	$39,716	$18,988	$610,437
60%-69.99%	0	19,396	49,210	0	0	0	0	68,606
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	7,242	0	1,696	0	15,328	24,266
Total	$137,525	$109,823	$224,868	$131,740	$25,321	$39,716	$34,316	$703,309
Debt Service Coverage Ratio:
Greater than 1.2x	$134,137	$95,734	$215,626	$130,030	$23,625	$39,716	$18,988	$657,856
1.0 - 1.2x	3,388	14,089	9,242	0	1,696	0	15,328	43,743
Less than 1.0x	0	0	0	1,710	0	0	0	1,710
Total	$137,525	$109,823	$224,868	$131,740	$25,321	$39,716	$34,316	$703,309

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

The Company may grant loan modifications in its commercial mortgage and other loan portfolios to borrowers experiencing financial difficulties. These loan modifications may be in the form of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or some combination thereof. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any allowance for credit losses.

The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties for the dates indicated:

	Three Months Ended September 30, 2024
	Term Extension	% of Amortized Cost	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans	$0	0.0%	$13,860	0.2%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Term Extension	% of Amortized Cost	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans	$16,706	0.3%	$13,860	0.2%

The modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

During both the three and nine months ended September 30, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

For the nine months ended September 30, 2024, all commercial mortgage and other loans that were modified to borrowers experiencing financial difficulties were current. The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both September 30, 2024 and December 31, 2023.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status as of the dates indicated:

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$6,543,821	$0	$0	$13,292	$6,557,113	$14,487
Agricultural property loans	678,706	0	0	24,603	703,309	24,603
Other collateralized loans	7,455	0	0	0	7,455	0
Total	$7,229,982	$0	$0	$37,895	$7,267,877	$39,090
(1)As of September 30, 2024, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of $1 million for both the three and nine months ended September 30, 2024. Loans on non-accrual status that did not have a related allowance for credit losses were $2 million and $0 million as of September 30, 2024 and December 31, 2023, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and nine months ended September 30, 2024, there were $0.0 million and $12.6 million commercial mortgage and other loans acquired, respectively, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For both the three and nine months ended September 30, 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2024 and December 31, 2023.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$383,918	$333,863
Hedge funds	926,861	720,360
Real estate-related	98,176	83,339
Subtotal equity method	1,408,955	1,137,562
Fair value:
Private equity	31,762	48,483
Hedge funds	14	137
Real estate-related	16,410	18,687
Subtotal fair value	48,186	67,307
Total LPs/LLCs	1,457,141	1,204,869
Derivative instruments	8,387	17,718
Other(1)	442	398
Total other invested assets	$1,465,970	$1,222,985
(1)Assets consist of investments in separate account funds.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Fixed maturities	$388,170	$272,031
Equity securities	381	220
Commercial mortgage and other loans	26,520	21,070
Policy loans	21,949	35,210
Other invested assets	0	43
Short-term investments and cash equivalents	7,571	5,264
Total accrued investment income	$444,591	$333,838

There were no significant write-downs on accrued investment income for both the three and nine months ended September 30, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$439,805	$312,405	$1,172,544	$822,933
Fixed maturities, trading	40,719	26,104	111,345	65,739
Equity securities	6,190	3,886	16,395	9,206
Commercial mortgage and other loans	84,328	58,673	236,006	163,646
Policy loans	16,995	15,962	48,028	31,580
Other invested assets	35,066	36,152	87,133	77,875
Short-term investments and cash equivalents	41,976	27,347	129,298	88,105
Gross investment income	665,079	480,529	1,800,749	1,259,084
Less: investment expenses	(26,387)	(19,665)	(76,744)	(55,695)
Net investment income	$638,692	$460,864	$1,724,005	$1,203,389

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities(1)	$(26,993)	$(8,931)	$(42,461)	$(17,154)
Commercial mortgage and other loans	(3,533)	(5,059)	(8,152)	(7,143)
Other invested assets	(36,941)	10,856	(3,795)	24,052
Derivatives	(549,017)	(465,176)	299,886	(582,846)
Short-term investments and cash equivalents	(11)	54	(91)	1,850
Realized investment gains (losses), net	$(616,495)	$(468,256)	$245,387	$(581,241)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(7,861)	$1,987
Fixed maturity securities, available-for-sale without an allowance	(715,132)	(1,406,265)
Derivatives designated as cash flow hedges(1)	1,734	11,934
Affiliated notes	(4,029)	(8,760)
Other investments(2)	1,658	(1,089)
Net unrealized gains (losses) on investments	$(723,630)	$(1,402,193)
(1)For more information on cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2024 and December 31, 2023, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$152,625	$0	$152,625	$0	$0	$0
Obligations of U.S. states and their political subdivisions	1,194	0	1,194	0	0	0
Foreign government securities	135	0	135	486	0	486
U.S. public corporate securities	9,537	352	9,889	27,247	0	27,247
U.S. private corporate securities	17	0	17	0	0	0
Foreign public corporate securities	15,553	0	15,553	13,101	0	13,101
Equity securities	150,957	0	150,957	177,476	0	177,476
Total cash collateral for loaned securities(1)	$330,018	$352	$330,370	$218,310	$0	$218,310
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

	September 30, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$2,897	$135	$(330)	$3,064	$0	$(238)
Foreign Currency Swaps	2,925,541	124,783	(74,826)	2,274,636	121,243	(54,044)
Total Derivatives Designated as Hedge Accounting Instruments	$2,928,438	$124,918	$(75,156)	$2,277,700	$121,243	$(54,282)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$170,060,664	$6,211,118	$(17,190,863)	$163,179,764	$6,605,817	$(17,820,436)
Interest Rate Futures	931,500	3,371	(907)	1,332,600	3,055	(210)
Interest Rate Options	29,328,000	159,714	(963,537)	29,738,000	189,112	(969,718)
Interest Rate Forwards	1,458,000	16,690	(19,240)	1,458,000	741	(3,196)
Foreign Currency
Foreign Currency Forwards	910,981	215	(13,658)	744,576	1,772	(12,232)
Credit
Credit Default Swaps	945,641	8,110	0	643,280	7,727	0
Currency/Interest Rate
Foreign Currency Swaps	2,255,074	71,157	(34,591)	2,237,331	96,618	(31,294)
Equity
Total Return Swaps	18,213,679	884,499	(1,056,653)	15,049,993	418,084	(803,452)
Equity Options	84,822,485	4,131,807	(2,682,831)	49,247,510	1,600,335	(1,552,706)
Equity Futures	860,469	2,310	(294)	418,973	1,232	(500)
Synthetic GICs	1,213,038	794	(694)	311,302	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$310,999,531	$11,489,785	$(21,963,268)	$264,361,329	$8,924,494	$(21,193,744)
Total Derivatives(1)(2)	$313,927,969	$11,614,703	$(22,038,424)	$266,639,029	$9,045,737	$(21,248,026)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $11,170 million and $7,402 million as of September 30, 2024 and December 31, 2023, respectively, primarily included in "Policyholders' account balances".
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

	September 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$11,613,891	$(11,606,316)	$7,575	$0	$7,575
Securities purchased under agreements to resell	275,000	0	275,000	0	275,000
Total Assets	$11,888,891	$(11,606,316)	$282,575	$0	$282,575
Offsetting of Financial Liabilities:
Derivatives	$22,037,730	$(20,039,444)	$1,998,286	$(1,998,286)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$22,037,730	$(20,039,444)	$1,998,286	$(1,998,286)	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$9,045,718	$(9,028,019)	$17,699	$0	$17,699
Securities purchased under agreements to resell	25,000	0	25,000	0	25,000
Total Assets	$9,070,718	$(9,028,019)	$42,699	$0	$42,699
Offsetting of Financial Liabilities:
Derivatives	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
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

	Three Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(30)	$0	$79
Currency/Interest Rate	5,179	0	12,517	(37,547)	(73,638)
Total cash flow hedges	5,180	0	12,487	(37,547)	(73,559)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	11,635	580,493	0	0	0
Currency	(35,766)	0	0	0	0
Currency/Interest Rate	(52,675)	0	0	(411)	0
Credit	5,128	0	0	0	0
Equity	618,400	(319,291)	0	0	0
Embedded Derivatives	(1,100,919)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(554,197)	261,202	0	(411)	0
Total	$(549,017)	$261,202	$12,487	$(37,958)	$(73,559)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(92)	$0	$69
Currency/Interest Rate	4,503	0	35,386	(23,943)	(10,269)
Total cash flow hedges	4,505	0	35,294	(23,943)	(10,200)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	84,144	(685,958)	0	0	0
Currency	(14,360)	0	0	0	0
Currency/Interest Rate	(19,144)	0	0	(289)	0
Credit	12,647	0	0	0	0
Equity	2,641,411	(808,221)	0	0	0
Embedded Derivatives	(2,409,317)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	295,381	(1,494,179)	0	(289)	0
Total	$299,886	$(1,494,179)	$35,294	$(24,232)	$(10,200)

	Three Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(32)	$0	$(12)
Currency/Interest Rate	(936)	0	10,629	19,494	(5,189)
Total cash flow hedges	(935)	0	10,597	19,494	(5,201)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	53,990	(2,059,987)	0	0	0
Currency	20,401	0	0	0	0
Currency/Interest Rate	8,059	0	0	262	0
Credit	(253)	0	0	0	0
Equity	(449,655)	266,623	0	0	0
Embedded Derivatives	(96,783)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(464,241)	(1,793,364)	0	262	0
Total	$(465,176)	$(1,793,364)	$10,597	$19,756	$(5,201)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(86)	$0	$(13)
Currency/Interest Rate	(365)	0	33,308	2,041	(44,154)
Total cash flow hedges	(363)	0	33,222	2,041	(44,167)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	69,702	(2,767,152)	0	0	0
Currency	8,375	0	0	0	0
Currency/Interest Rate	(28,263)	0	0	62	0
Credit	2,073	0	0	0	0
Equity	694,236	(331,444)	0	0	0
Embedded Derivatives	(1,325,493)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(579,370)	(3,098,596)	0	62	0
Total	$(579,733)	$(3,098,596)	$33,222	$2,103	$(44,167)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2023	$11,934
Amount recorded in AOCI
Interest Rate	(21)
Currency/Interest Rate	5,677
Total amount recorded in AOCI	5,656
Amount reclassified from AOCI to income
Interest Rate	90
Currency/Interest Rate	(15,946)
Total amount reclassified from AOCI to income	(15,856)
Balance, September 30, 2024	$1,734

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2024 values, it is estimated that a pre-tax gain of $27 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2025.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $946 million and $643 million as of September 30, 2024 and December 31, 2023, respectively. These credit derivatives are reported at fair value as an asset of $8 million and $8 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 the notional amount of these credit derivatives had the following NAIC ratings: $911 million in NAIC 3 and $35 million in NAIC 6.

The Company has no exposure on purchased credit protection as of September 30, 2024 and December 31, 2023.

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

	September 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,429,055	$0	$	$1,429,055
Obligations of U.S. states and their political subdivisions	0	587,630	0		587,630
Foreign government securities	0	382,865	657		383,522
U.S. corporate public securities	0	13,061,196	0		13,061,196
U.S. corporate private securities	0	5,021,603	850,609		5,872,212
Foreign corporate public securities	0	3,462,127	7,177		3,469,304
Foreign corporate private securities	0	4,928,028	462,829		5,390,857
Asset-backed securities(2)	0	2,879,198	610,842		3,490,040
Commercial mortgage-backed securities	0	815,182	80,254		895,436
Residential mortgage-backed securities	0	377,554	0		377,554
Subtotal	0	32,944,438	2,012,368		34,956,806
Market risk benefit assets	0	0	2,499,234		2,499,234
Fixed maturities, trading	0	3,454,406	52,863		3,507,269
Equity securities	506,870	16,439	29,240		552,549
Short-term investments	0	399,350	105,198		504,548
Cash equivalents	0	1,695,500	118		1,695,618
Other invested assets(4)	7,030	11,606,879	794	(11,606,316)	8,387
Other assets	0	0	509,723		509,723
Reinsurance recoverables	0	0	201,559		201,559
Receivables from parent and affiliates	0	152,105	339,041		491,146
Subtotal excluding separate account assets	513,900	50,269,117	5,750,138	(11,606,316)	44,926,839
Separate account assets(5)(6)	280,132	116,410,586	10,117		116,700,835
Total assets	$794,032	$166,679,703	$5,760,255	$(11,606,316)	$161,627,674
Market risk benefit liabilities	$0	$0	$4,915,163	$	$4,915,163
Policyholders' account balances	0	0	11,854,608		11,854,608
Payables to parent and affiliates	0	22,036,023	0	(20,037,749)	1,998,274
Other liabilities(7)	1,708	26,546	693	(1,695)	27,252
Total liabilities	$1,708	$22,062,569	$16,770,464	$(20,039,444)	$18,795,297

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$975,287	$0	$	$975,287
Obligations of U.S. states and their political subdivisions	0	776,627	0		776,627
Foreign government securities	0	281,304	682		281,986
U.S. corporate public securities	0	9,495,912	0		9,495,912
U.S. corporate private securities	0	4,476,258	513,236		4,989,494
Foreign corporate public securities	0	1,698,965	7,129		1,706,094
Foreign corporate private securities	0	4,137,004	493,978		4,630,982
Asset-backed securities(2)	0	1,928,428	99,122		2,027,550
Commercial mortgage-backed securities	0	773,663	78,115		851,778
Residential mortgage-backed securities	0	396,070	0		396,070
Subtotal	0	24,939,518	1,192,262		26,131,780
Market risk benefit assets	0	0	2,367,243		2,367,243
Fixed maturities, trading	0	2,762,398	34,048		2,796,446
Equity securities(3)	790,346	11,285	28,709		830,340
Short-term investments	31,879	280,228	1,759		313,866
Cash equivalents	447,396	1,196,729	0		1,644,125
Other invested assets(4)	23,432	9,022,304	1	(9,028,019)	17,718
Other assets	0	0	224,019		224,019
Reinsurance recoverables	0	0	69,745		69,745
Receivables from parent and affiliates	0	147,984	0		147,984
Subtotal excluding separate account assets	1,293,053	38,360,446	3,917,786	(9,028,019)	34,543,266
Separate account assets(5)(6)	176,239	113,747,569	5,985		113,929,793
Total assets	$1,469,292	$152,108,015	$3,923,771	$(9,028,019)	$148,473,059
Market risk benefit liabilities	$0	$0	$5,144,401	$	$5,144,401
Policyholders' account balances	0	0	7,689,929		7,689,929
Payables to parent and affiliates	0	21,239,770	0	(18,588,647)	2,651,123
Other liabilities(7)	8,032	6,340	0	(8,032)	6,340
Total liabilities	$8,032	$21,246,110	$12,834,330	$(18,596,679)	$15,491,793
(1)“Netting” amounts represent cash collateral of $(8,433) million and $(9,569) million as of September 30, 2024 and December 31, 2023, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans and home equity loans.
(3)Equity securities excluded from the fair value hierarchy include a fund for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of December 31, 2023, the fair value of this investment was $14.6 million.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. As of September 30, 2024 and December 31, 2023, the fair value of such investments was $48 million and $67 million, respectively.
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
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of September 30, 2024 and December 31, 2023, the fair value of such investments was $6,078 million and $5,259 million, respectively.
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

	September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,255,960	Discounted cash flow	Discount rate	6.66%	20%	11.66%	Decrease
		Market comparables	EBITDA multiples(4)	5.0 X	5.0 X	5.0 X	Increase
Commercial mortgage-backed securities	$80,254	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(5)	$2,499,234	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.37%	1.85%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets(11)	$509,723	Discounted cash flow	Lapse rate(6)	1%	50%		Decrease
			Spread over SOFR(7)	0.37%	1.84%		Decrease
			Option budget(13)	0%	6%		Increase
Reinsurance Recoverables	$201,559	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.37%	1.84%		Decrease
			Option budget(13)	(1)%	7%		Increase
Receivables from parent and affiliates	$319,181	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,915,163	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.37%	1.85%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(12)	$11,854,608	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.37%	1.85%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$81,635	Discounted cash flow	Discount rate	6.98%	20%	9.73%	Decrease
		Liquidation	Liquidation value	63.62%	63.62%	63.62%	Increase
Commercial mortgage-backed securities	$78,115	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.71%	Decrease
Market risk benefit assets(5)	$2,367,243	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.41%	1.91%		Increase
			Utilization rate(8)	38%	95%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Other assets(11)	$224,019	Discounted cash flow	Lapse rate(6)	1%	80%		Increase
			Spread over SOFR(7)	0.41%	1.85%		Increase
			Mortality rate(10)	0%	23%		Increase
			Option budget(13)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(5)	$5,144,401	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.41%	1.91%		Decrease
			Utilization rate(8)	38%	95%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(12)	$7,689,929	Discounted cash flow	Lapse rate(6)	1%	80%		Decrease
			Spread over SOFR(7)	0.41%	1.85%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(1)%	7%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Directional impacts for MRB assets and liabilities are associated with the directional impacts of direct and assumed MRBs.
(3)Includes assets classified as fixed maturities, available-for-sale.
(4)Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
(5)Market risk benefits primarily represent fair value for all living benefit guarantees including accumulation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living and death benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of September 30, 2024 and December 31, 2023 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(11)Includes deposit assets related to reinsurance agreements using deposit method of accounting, which include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products.
(12)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(13)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budget determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

	Three Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$664	$(7)	$0	$0	$0	$0	$0	$0	$0	$657	$(9)
Corporate securities(3)	1,005,175	(4,778)	540,137	(223,172)	0	(28,144)	12	31,385	0	1,320,615	(1,374)
Structured securities(4)	668,035	6,232	40,941	0	0	(20,113)	0	0	(3,999)	691,096	6,710
Other assets:
Fixed maturities, trading	240,820	158	7,252	0	0	0	0	18,842	(214,209)	52,863	184
Equity securities	28,330	910	0	0	0	0	0	0	0	29,240	910
Other invested assets	763	31	0	0	0	0	0	0	0	794	31
Short-term investments	2,674	(41)	102,151	0	0	(62)	476	0	0	105,198	(41)
Cash equivalents	605	0	2	0	0	0	(489)	0	0	118	0
Other assets	363,440	9,774	62,471	0	0	(14,009)	88,047	0	0	509,723	(4,234)
Receivables from parent and affiliates	181,319	19	157,703	0	0	0	0	0	0	339,041	19
Reinsurance recoverables(5)	127,289	17,856	51,231	0	0	0	5,183	0	0	201,559	(26,796)
Separate account assets	9,799	230	820	(732)	0	0	0	0	0	10,117	231
Liabilities:
Policyholders' account balances(5)	(10,083,258)	(1,098,107)	0	0	(718,242)	0	44,999	0	0	(11,854,608)	269,505
Other liabilities	(207)	(486)	0	0	0	0	0	0	0	(693)	(486)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(15,515)	$0	$0	$17,745	$(783)	$(12,047)	$0	$0	$17,374
Other assets:
Fixed maturities, trading	0	183	0	0	(25)	0	184	0	0
Equity securities	0	910	0	0	0	0	910	0	0
Other invested assets	31	0	0	0	0	31	0	0	0
Short-term investments	(41)	0	0	0	0	(41)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	9,774	0	0	0	0	(4,234)	0	0	0
Receivables from parent and affiliates	0	0	0	19	0	0	0	0	19
Reinsurance recoverables	17,856	0	0	0	0	(26,796)	0	0	0
Separate account assets	0	0	230	0	0	0	0	231	0
Liabilities:
Policyholders' account balances	(1,098,107)	0	0	0	0	269,505	0	0	0
Other liabilities	(486)	0	0	0	0	(486)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other (1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(25)	$0	$0	$0	$0	$0	$0	$0	$657	$(32)
Corporate securities(3)	1,014,343	(21,696)	868,927	(353,874)	0	(153,944)	(65,468)	32,327	0	1,320,615	(18,051)
Structured securities(4)	177,237	5,839	562,469	0	0	(73,308)	65,480	34,578	(81,199)	691,096	6,810
Other assets:
Fixed maturities, trading	34,048	(740)	232,379	0	0	(2,261)	0	18,842	(229,405)	52,863	(706)
Equity securities	28,709	258	273	0	0	0	0	0	0	29,240	258
Other invested assets	1	793	0	0	0	0	0	0	0	794	793
Short-term investments	1,759	(37)	104,457	(8)	0	(1,449)	476	0	0	105,198	(49)
Cash equivalents	0	0	607	0	0	0	(489)	0	0	118	0
Other assets	224,019	61,199	176,503	0	0	(40,045)	88,047	0	0	509,723	21,154
Receivables from parent and affiliates	0	19	390,221	(51,199)	0	0	0	0	0	339,041	19
Reinsurance recoverables	69,745	(7,851)	134,482	0	0	0	5,183	0	0	201,559	(105,511)
Separate account assets	5,985	531	5,258	(1,990)	0	(125)	0	458	0	10,117	533
Liabilities:
Policyholders' account balances(5)	(7,689,929)	(2,387,292)	0	0	(1,824,316)	0	46,929	0	0	(11,854,608)	1,100,681
Other liabilities	0	(693)	0	0	0	0	0	0	0	(693)	(693)
Don't delete hidden table

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(19,778)	$0	$0	$3,157	$739	$(12,822)	$0	$0	$1,549
Other assets:
Fixed maturities, trading	0	(715)	0	0	(25)	0	(706)	0	0
Equity securities	0	258	0	0	0	0	258	0	0
Other invested assets	793	0	0	0	0	793	0	0	0
Short-term investments	(49)	0	0	0	12	(49)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	61,199	0	0	0	0	21,154	0	0	0
Receivables from parent and affiliates	0	0	0	19	0	0	0	0	19
Reinsurance recoverables	(7,851)	0	0	0	0	(105,511)	0	0	0
Separate account assets	0	0	531	0	0	0	0	533	0
Liabilities:
Policyholders' account balances	(2,387,292)	0	0	0	0	1,100,681	0	0	0
Other liabilities	(693)	0	0	0	0	(693)	0	0	0
Don't delete hidden table

	Three Months Ended September 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$701	$(15)	$0	$0	$0	$0	$0	$0	$0	$686	$(17)
Corporate securities(3)	721,247	(27,838)	182,465	(10,882)	0	(27,762)	(708)	117,152	(9,088)	944,586	(28,256)
Structured securities(4)	146,339	(3,871)	53,352	0	0	(339)	0	2,297	(7,600)	190,178	(3,836)
Other assets:
Fixed maturities, trading	0	18	0	0	0	0	707	0	0	725	18
Equity securities	43,374	(1,219)	2,531	0	0	0	0	0	0	44,686	(1,219)
Short-term investments	1,209	0	802	0	0	(1,427)	0	0	0	584	0
Other assets	217,613	25,539	33,850	0	0	(6,512)	0	0	0	270,490	19,028
Reinsurance recoverables	1,465	14,079	0	0	0	0	0	0	0	15,544	14,079
Separate account assets	4,982	(7)	1,049	(524)	0	0	0	0	0	5,500	(6)
Liabilities:
Policyholders' account balances(5)	(5,513,449)	(107,528)	0	0	(413,219)	0	28,467	0	0	(6,005,729)	(273,135)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,048)	$0	$0	$(31,183)	$507	$(674)	$0	$0	$(31,435)
Other assets:
Fixed maturities, trading	0	18	0	0	0	0	18	0	0
Equity securities	0	(1,219)	0	0	0	0	(1,219)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Other assets	25,539	0	0	0	0	19,028	0	0	0
Reinsurance recoverables	14,079	0	0	0	0	14,079	0	0	0
Separate account assets	0	0	(7)	0	0	0	0	(6)	0
Liabilities:
Policyholders' account balances	(107,528)	0	0	0	0	(273,135)	0	0	0

	Nine Months Ended September 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(38)	$0	$0	$0	$0	$0	$0	$0	$686	$(46)
Corporate securities(3)	507,496	(20,639)	493,339	(39,721)	0	(104,604)	651	117,152	(9,088)	944,586	(21,842)
Structured securities(4)	104,724	(7,070)	200,659	(27)	0	(1,677)	0	4,537	(110,968)	190,178	(6,965)
Other assets:
Fixed maturities, trading	0	18	6,250	0	0	0	707	0	(6,250)	725	18
Equity securities	28,593	(2,030)	2,531	0	0	0	15,592	0	0	44,686	(2,030)
Short-term investments	16,945	2,573	3,490	0	0	(21,065)	(1,359)	0	0	584	51
Other assets	141,041	33,559	107,453	0	0	(11,563)	0	0	0	270,490	21,997
Reinsurance recoverables	0	15,544	0	0	0	0	0	0	0	15,544	15,544
Separate account assets	4,645	250	1,889	(1,124)	0	(160)	0	0	0	5,500	249
Liabilities:
Policyholders' account balances(5)	(3,502,096)	(1,355,011)	0	0	(1,251,457)	0	102,835	0	0	(6,005,729)	(508,105)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,861)	$0	$0	$(26,743)	$857	$(2,693)	$0	$0	$(26,160)
Other assets:
Fixed maturities, trading	0	18	0	0	0	0	18	0	0
Equity securities	0	(2,030)	0	0	0	0	(2,030)	0	0
Short-term investments	1,857	0	0	(73)	789	0	0	0	51
Other assets	33,559	0	0	0	0	21,997	0	0	0
Reinsurance recoverables	15,544	0	0	0	0	15,544	0	0	0
Separate account assets	0	0	250	0	0	0	0	249	0
Liabilities:
Policyholders' account balances	(1,355,011)	0	0	0	0	(508,105)	0	0	0

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
(6)Excludes MRB assets of $2,499 million and $2,519 million and MRB liabilities of $4,915 million and $4,371 million for the periods ended September 30, 2024 and 2023, respectively. See Note 10 for additional information.
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

	September 30, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$7,166,012	$7,166,012	$7,223,568
Policy loans	0	0	1,524,636	1,524,636	1,524,636
Short-term investments	34,101	0	0	34,101	34,101
Cash and cash equivalents	1,343,092	275,000	0	1,618,092	1,618,092
Accrued investment income	0	444,591	0	444,591	444,591
Reinsurance recoverables	0	0	23,875	23,875	25,147
Receivables from parent and affiliates	0	127,113	0	127,113	127,113
Other assets	0	39,144	2,152,332	2,191,476	2,191,476
Total assets	$1,377,193	$885,848	$10,866,855	$13,129,896	$13,188,724
Liabilities:
Policyholders’ account balances - investment contracts	$0	$836,916	$9,050,023	$9,886,939	$9,899,498
Cash collateral for loaned securities	0	330,370	0	330,370	330,370
Payables to parent and affiliates	0	70,009	0	70,009	70,009
Other liabilities	0	3,024,889	31,606	3,056,495	3,056,495
Total liabilities	$0	$4,262,184	$9,081,629	$13,343,813	$13,356,372

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$5,918,386	$5,918,386	$6,122,721
Policy loans	0	0	1,472,677	1,472,677	1,472,677
Short-term investments	66,500	0	0	66,500	66,500
Cash and cash equivalents	470,668	24,999	0	495,667	495,667
Accrued investment income	0	333,838	0	333,838	333,838
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	184,599	0	184,599	184,599
Other assets	0	80,646	1,489,983	1,570,629	1,570,629
Total assets	$537,168	$624,082	$8,903,201	$10,064,451	$10,270,168
Liabilities:
Policyholders’ account balances - investment contracts	$0	$955,647	$5,396,885	$6,352,532	$6,368,061
Cash collateral for loaned securities	0	218,310	0	218,310	218,310
Short-term debt to affiliates	0	176,110	0	176,110	180,411
Payables to parent and affiliates	0	16,573	0	16,573	16,573
Other liabilities	0	2,121,861	32,423	2,154,284	2,154,283
Total liabilities	$0	$3,488,501	$5,429,308	$8,917,809	$8,937,638
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

6.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs ("DAC")

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$197,937	$3,257,761	$743,888	$2,897,925	$7,097,511
Capitalization	174,397	272,819	138,395	484,131	1,069,742
Amortization expense	(29,806)	(256,552)	(52,564)	(103,817)	(442,739)
Other(1)	0	0	(97)	(18,339)	(18,436)
Balance, end of period	$342,528	$3,274,028	$829,622	$3,259,900	$7,706,078
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
Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Nine Months Ended September 30, 2024
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$194,110	$61,003	$255,113
Amortization expense	(22,230)	(5,728)	(27,958)
Other	10	0	10
Balance, end of period	$171,890	$55,275	$227,165

	Nine Months Ended September 30, 2023
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$223,515	$69,378	$292,893
Amortization expense	(22,283)	(6,350)	(28,633)
Other	(8)	0	(8)
Balance, end of period	$201,224	$63,028	$264,252

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$48,073	$261,721	$1,363,496	$1,673,290
Amortization	(8,109)	(15,237)	(86,695)	(110,041)
Other(1)	118	98	1,092,199	1,092,415
Balance, end of period	$40,082	$246,582	$2,369,000	$2,655,664
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

Deferred Sales Inducements ("DSI")

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$351,424	$381,504
Capitalization	1,753	2,053
Amortization expense	(22,913)	(23,881)
Other	0	(2)
Balance, end of period	$330,264	$359,674

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

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within “Future policy benefits” or “Market risk benefit liabilities” (or “assets,” if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses)”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,814	$2,954
Obligations of U.S. states and their political subdivisions authorities	117	0
U.S. corporate securities	21,535	9,504
Foreign corporate securities	2,705	1,763
Asset-backed securities	1,029	0
Mortgage-backed securities	180	186
Mutual funds:
Equity	77,430,801	72,614,821
Fixed Income	34,531,108	37,065,162
Other	4,526,225	4,101,661
Equity securities	121,973	104,159
Other invested assets	6,078,743	5,258,900
Short-term investments	466	2,126
Cash and cash equivalents	57,399	27,249
Total	$122,779,095	$119,188,485

For the nine months ended September 30, 2024 and year ended December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Nine Months Ended September 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	423,070	2,430,129	2,853,199
Investment performance	9,876,434	4,267,066	14,143,500
Policy charges	(1,674,326)	(680,530)	(2,354,856)
Surrenders and withdrawals	(10,135,635)	(363,848)	(10,499,483)
Benefit payments	(49,810)	(203,852)	(253,662)
Net transfers (to) from general account	(48,394)	(275,312)	(323,706)
Other	5,642	19,976	25,618
Balance, end of period	$90,780,102	$31,998,993	$122,779,095

Cash surrender value(2)	$89,812,490	$28,717,582	$118,530,072

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,448	$22,265,798	$114,051,246
Deposits	327,045	2,013,783	2,340,828
Investment performance	4,080,782	2,022,446	6,103,228
Policy charges	(1,740,555)	(615,562)	(2,356,117)
Surrenders and withdrawals	(6,989,586)	(249,911)	(7,239,497)
Benefit payments	(57,037)	(158,198)	(215,235)
Net transfers (to) from general account(1)	(4,467)	(1,115,178)	(1,119,645)
Other	8,355	38,223	46,578
Balance, end of period	$87,409,985	$24,201,401	$111,611,386

Cash surrender value(2)	$86,152,668	$21,219,141	$107,371,809
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

	Nine Months Ended September 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of assumption update	21,466	0	21,466
Effect of actual variances from expected experience and other activity	(198,894)	201	(198,693)
Adjusted balance, beginning of period	10,976,116	201	10,976,317
Issuances	608,144	25,850	633,994
Net premiums / considerations collected	(992,948)	(26,051)	(1,018,999)
Interest accrual	383,336	0	383,336
Other adjustments	7,091	0	7,091
Balance at original discount rate, end of period	10,981,739	0	10,981,739
Effect of cumulative changes in discount rate assumptions, end of period	(111,296)	0	(111,296)
Balance, end of period	$10,870,443	$0	$10,870,443

	Nine Months Ended September 30, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$18,426,207	$228,788	$18,654,995
Effect of cumulative changes in discount rate assumptions, beginning of period	331,571	19,521	351,092
Balance at original discount rate, beginning of period	18,757,778	248,309	19,006,087
Effect of assumption update	21,480	(3,643)	17,837
Effect of actual variances from expected experience and other activity	(245,193)	391	(244,802)
Adjusted balance, beginning of period	18,534,065	245,057	18,779,122
Issuances	608,144	25,850	633,994
Interest accrual	668,751	6,752	675,503
Benefit payments	(1,062,328)	(23,877)	(1,086,205)
Other adjustments	10,421	(149)	10,272
Balance at original discount rate, end of period	18,759,053	253,633	19,012,686
Effect of cumulative changes in discount rate assumptions, end of period	(159,410)	(14,751)	(174,161)
Balance, end of period	$18,599,643	$238,882	$18,838,525
Other, end of period			1,610
Total balance, end of period			$18,840,135

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,729,200	$238,882	$7,968,082
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,729,244	238,882	7,968,126
Less: Reinsurance recoverables	6,910,121	20,461	6,930,582
Balance after reinsurance recoverables, end of period, post-flooring	$819,123	$218,421	$1,037,544

	Nine Months Ended September 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of assumption update	(790)	0	(790)
Effect of actual variances from expected experience and other activity	(144,504)	(1,257)	(145,761)
Adjusted balance, beginning of period	11,321,396	(1,257)	11,320,139
Issuances	512,379	28,889	541,268
Net premiums / considerations collected	(1,008,159)	(27,632)	(1,035,791)
Interest accrual	391,662	0	391,662
Balance at original discount rate, end of period	11,217,278	0	11,217,278
Effect of cumulative changes in discount rate assumptions, end of period	(939,494)	0	(939,494)
Balance, end of period	$10,277,784	$0	$10,277,784

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,034	24,876	986,910
Balance at original discount rate, beginning of period	18,797,285	229,603	19,026,888
Effect of assumption update	(1,044)	0	(1,044)
Effect of actual variances from expected experience and other activity	(191,864)	6,793	(185,071)
Adjusted balance, beginning of period	18,604,377	236,396	18,840,773
Issuances	512,379	28,889	541,268
Interest accrual	670,905	6,300	677,205
Benefit payments	(1,019,151)	(25,504)	(1,044,655)
Other adjustments	2,845	(84)	2,761
Balance at original discount rate, end of period	18,771,355	245,997	19,017,352
Effect of cumulative changes in discount rate assumptions, end of period	(1,767,981)	(34,327)	(1,802,308)
Balance, end of period	$17,003,374	$211,670	$17,215,044
Other, end of period			1,838
Total balance, end of period			$17,216,882

	Nine Months Ended September 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$6,725,590	$211,670	$6,937,260
Flooring impact, end of period	1,773	0	1,773
Balance, end of period, post-flooring	6,727,363	211,670	6,939,033
Less: Reinsurance recoverables	6,241,505	17,097	6,258,602
Balance after reinsurance recoverables, end of period, post-flooring	$485,858	$194,573	$680,431
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Nine Months Ended September 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,790,252	$0
Discounted expected future gross premiums (at original discount rate)	$14,899,016	$0
Discounted expected future gross premiums (at current discount rate)	$14,780,675	$0
Undiscounted expected future benefits and expenses	$29,134,537	$341,000
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.13%	3.90%
Weighted-average interest rate (at current discount rate)	4.91%	4.82%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,914,391	$0
Discounted expected future gross premiums (at original discount rate)	$15,083,578	$0
Discounted expected future gross premiums (at current discount rate)	$13,840,343	$0
Undiscounted expected future benefits and expenses	$29,147,479	$328,212
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.18%	3.62%
Weighted-average interest rate (at current discount rate)	6.02%	5.95%
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

In the first nine months of 2024, there was a $29 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $28 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In the first nine months of 2023, there was a $35 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $34 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Nine Months Ended September 30,
	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$14,818	$18,193
Effect of assumption update	2,110	0
Effect of actual variances from expected experience and other activity	465	(6,924)
Adjusted balance, beginning of period	17,393	11,269
Profits deferred	3,786	4,834
Interest accrual	505	423
Amortization	(1,689)	(1,647)
Other adjustments	(16)	(11)
Balance, end of period, post-flooring	19,979	14,868
Less: Reinsurance recoverables	1,504	1,435
Balance after reinsurance recoverables, end of period	$18,475	$13,433

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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,793	$12,664,445
Flooring impact and amounts in AOCI	831,583	1,269,237
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,376	13,933,682
Effect of assumption update	154,058	22,910
Effect of actual variances from expected experience and other activity	326,790	(12,611)
Adjusted balance, beginning of period	15,593,224	13,943,981
Assessments collected(1)	843,853	828,657
Interest accrual	397,904	360,309
Benefits paid	(258,579)	(219,784)
Balance, excluding amounts in AOCI, end of period, pre-flooring	16,576,402	14,913,163
Flooring impact and amounts in AOCI	(343,625)	(1,714,686)
Balance, including amounts in AOCI, end of period, post-flooring	16,232,777	13,198,477
Less: Reinsurance recoverables	16,005,948	12,979,687
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$226,829	$218,790
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30,
	2024	2023
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.39%	3.36%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,968,126	$6,939,033
Deferred profit liability, end of period, post-flooring	19,979	14,868
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	16,232,777	13,198,477
Subtotal of amounts disclosed above	24,220,882	20,152,378
Other Future policy benefits reserves(1)	1,032,177	1,104,756
Total Future policy benefits	$25,253,059	$21,257,134
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Nine Months Ended September 30, 2024
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,352,988	$0	$30,007	$1,382,995
Deferred profit liability	0	0	(5,161)	(5,161)
Additional insurance reserves	0	1,349,352	0	1,349,352
Total	$1,352,988	$1,349,352	$24,846	$2,727,186

	Nine Months Ended September 30, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,351,460	$0	$32,677	$1,384,137
Deferred profit liability	0	0	3,325	3,325
Additional insurance reserves	0	1,168,206	0	1,168,206
Total	$1,351,460	$1,168,206	$36,002	$2,555,668
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$285,415	$0	$6,752	$292,167
Deferred profit liability	0	0	505	505
Additional insurance reserves	0	397,904	0	397,904
Total	$285,415	$397,904	$7,257	$690,576

	Nine Months Ended September 30, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$279,242	$0	$6,300	$285,542
Deferred profit liability	0	0	423	423
Additional insurance reserves	0	360,309	0	360,309
Total	$279,242	$360,309	$6,723	$646,274

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,836,765	$20,167,713	$49,168,791
Deposits	4,149,820	5,900,477	1,592,896	11,643,193
Interest credited	150,642	332,007	426,382	909,031
Policy charges	(4,168)	(21,369)	(1,369,727)	(1,395,264)
Surrenders and withdrawals	(409,573)	(558,335)	(595,740)	(1,563,648)
Benefit payments	(42,344)	(21,840)	(50,251)	(114,435)
Net transfers (to) from separate account	0	48,394	275,312	323,706
Change in market value and other adjustments(1)	218,164	1,974,887	139,231	2,332,282
Balance, end of period	10,226,854	30,490,986	20,585,816	61,303,656
Unearned revenue reserve				4,248,795
Other				106,109
Total Policyholders' account balance				$65,658,560

Weighted-average crediting rate	2.45%	1.66%	2.79%	2.19%
Net amount at risk(2)	$16	$0	$336,737,789	$336,737,805
Cash surrender value(3)	$9,070,551	$29,028,016	$19,188,896	$57,287,463

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,824	$16,432,032	$18,736,365	$38,744,221
Deposits	1,801,985	3,439,562	1,543,230	6,784,777
Interest credited	73,763	194,853	415,843	684,459
Policy charges	(5,683)	(16,564)	(1,357,363)	(1,379,610)
Surrenders and withdrawals	(161,929)	(351,475)	(579,913)	(1,093,317)
Benefit payments	(37,459)	(22,285)	(62,055)	(121,799)
Net transfers (to) from separate account (4)	0	4,467	1,115,178	1,119,645
Change in market value and other adjustments(1)	81,544	1,095,144	76,107	1,252,795
Balance, end of period	5,328,045	20,775,734	19,887,392	45,991,171
Unearned revenue reserve				3,568,084
Other				102,815
Total Policyholders' account balance				$49,662,070

Weighted-average crediting rate	2.21%	1.40%	2.87%	2.15%
Net amount at risk(2)	$12	$0	$318,075,705	$318,075,717
Cash surrender value(3)	$4,491,679	$17,981,713	$18,517,769	$40,991,161
(1)     Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)     The net amount at risk calculation includes both general and separate account balances.
(3)    Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(4) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$282	$2,972	$10,290	$967,347	$980,891
1.00% - 1.99%	441,774	59,029	191,790	74,650	767,243
2.00% - 2.99%	303,925	460,949	559,932	16,511	1,341,317
3.00% - 4.00%	1,375,404	5,996	10,086	3,299	1,394,785
Greater than 4.00%	0	0	0	0	0
Total	$2,121,385	$528,946	$772,098	$1,061,807	$4,484,236
Variable Annuities
Less than 1.00%	$323,585	$622,340	$447,015	$180	$1,393,120
1.00% - 1.99%	153,336	211,058	2,505	0	366,899
2.00% - 2.99%	17,807	3,907	4,181	0	25,895
3.00% - 4.00%	839,084	4,128	1	0	843,213
Greater than 4.00%	2,038	0	0	0	2,038
Total	$1,335,850	$841,433	$453,702	$180	$2,631,165
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$162,543	$162,543
1.00% - 1.99%	261,986	0	1,692,401	1,615,106	3,569,493
2.00% - 2.99%	29,281	1,504,536	2,695,744	377,103	4,606,664
3.00% - 4.00%	3,788,853	2,139,715	1,107,161	0	7,035,729
Greater than 4.00%	2,105,249	0	0	0	2,105,249
Total	$6,185,369	$3,644,251	$5,495,306	$2,154,752	$17,479,678

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2023
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$85	$188	$430	$20,481	$21,184
1.00% - 1.99%	497,237	74,579	237,130	82,040	890,986
2.00% - 2.99%	280,760	469,123	319,721	12,466	1,082,070
3.00% - 4.00%	31,048	0	0	0	31,048
Greater than 4.00%	0	0	0	0	0
Total	$809,130	$543,890	$557,281	$114,987	$2,025,288
Variable Annuities
Less than 1.00%	$944,205	$821,295	$18,262	$2	$1,783,764
1.00% - 1.99%	221,831	2,113	1,086	0	225,030
2.00% - 2.99%	26,319	4,332	2,979	0	33,630
3.00% - 4.00%	956,761	3,416	0	0	960,177
Greater than 4.00%	2,027	0	0	0	2,027
Total	$2,151,143	$831,156	$22,327	$2	$3,004,628
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$217,003	$217,003
1.00% - 1.99%	185,341	0	2,528,250	572,113	3,285,704
2.00% - 2.99%	27,536	1,418,150	2,778,586	268,998	4,493,270
3.00% - 4.00%	4,008,791	2,241,159	1,114,429	0	7,364,379
Greater than 4.00%	2,147,756	0	0	0	2,147,756
Total	$6,369,424	$3,659,309	$6,421,265	$1,058,114	$17,508,112
(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30,
	2024	2023
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$3,741,426	$3,067,336
Unearned revenue	644,001	612,196
Amortization expense	(136,630)	(111,353)
Other adjustments	(2)	(95)
Balance, end of period	$4,248,795	$3,568,084
Less: Reinsurance recoverables	1,822,597	1,656,299
Balance after reinsurance recoverables, end of period	$2,426,198	$1,911,785

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,694,950	$(917,792)	$2,777,158
Effect of cumulative changes in non-performance risk	1,068,035	0	1,068,035
Balance, beginning of period, before effect of changes in non-performance risk	4,762,985	(917,792)	3,845,193
Attributed fees collected	830,031	(195,952)	634,079
Claims paid	(45,249)	4,781	(40,468)
Interest accrual	171,713	(42,483)	129,230
Actual in force different from expected	18,607	(14,423)	4,184
Effect of changes in interest rates	44,706	51,322	96,028
Effect of changes in equity markets	(1,633,684)	171,342	(1,462,342)
Effect of assumption update	85,619	3,984	89,603
Issuances	51,540	(3,158)	48,382
Other adjustments	14,958	27	14,985
Effect of changes in current period counterparty non-performance risk	0	(8,520)	(8,520)
Balance, end of period, before effect of changes in non-performance risk	4,301,226	(950,872)	3,350,354
Effect of cumulative changes in non-performance risk	(934,425)	0	(934,425)
Balance, end of period	$3,366,801	$(950,872)	$2,415,929

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	878,381	(179,211)	699,170
Claims paid	(62,128)	5,903	(56,225)
Interest accrual	235,979	(38,016)	197,963
Actual in force different from expected	52,753	(6,588)	46,165
Effect of changes in interest rates	(2,869,989)	484,168	(2,385,821)
Effect of changes in equity markets	(940,654)	90,742	(849,912)
Effect of assumption update	330,769	(54,067)	276,702
Issuances	21,271	8,206	29,477
Other adjustments(1)	(17,436)	(638,198)	(655,634)
Effect of changes in current period counterparty non-performance risk	0	(75,594)	(75,594)
Balance, end of period, before effect of changes in non-performance risk	3,907,481	(824,916)	3,082,565
Effect of cumulative changes in non-performance risk	(1,230,621)	0	(1,230,621)
Balance, end of period	$2,676,860	$(824,916)	$1,851,944
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

The following table presents accompanying information to the rollforward table above.

	September 30, 2024	September 30, 2023
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$7,321,371	$12,504,440
Weighted-average attained age of contractholders	71	70
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	September 30, 2024	September 30, 2023
	Variable Annuities
	(in thousands)
Direct and assumed	$1,286,720	$1,410,637
Ceded	1,212,514	1,108,597
Total market risk benefit assets	$2,499,234	$2,519,234

Direct and assumed	$4,653,521	$4,087,498
Ceded	261,642	283,680
Total market risk benefit liabilities	$4,915,163	$4,371,178

Net liability	$2,415,929	$1,851,944

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

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance are recorded within “Other assets” and the corresponding funds withheld liability for assets retained under these reinsurance agreements are recorded within “Other liabilities”. Balances associated with these agreements are included in the tables below.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables	$43,285,050	$38,709,651
Policy loans	(1,107,607)	(1,082,584)
Deferred policy acquisition costs	(3,118,226)	(3,195,161)
Deferred sales inducements	(33,303)	(35,313)
Market risk benefit assets	1,212,865	1,165,378
Other assets	2,778,500	1,897,410
Policyholders’ account balances	5,646,936	5,977,108
Future policy benefits	7,431,811	7,026,209
Market risk benefit liabilities	263,588	249,538
Other liabilities	8,920,647	4,397,862
Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Deferred policy acquisition costs	$62,301	$71,315
Market risk benefit assets	814,183	745,662
Other assets	2,680,090	1,795,422
Policyholders’ account balances	1,684,769	1,830,579
Future policy benefits	194	453
Market risk benefit liabilities	134,758	131,594
Other liabilities	2,798,751	1,915,205

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables by counterparty are as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
PAR U	$19,642,785	$15,722,061
PURC	0	7,565,968
PARCC	2,140,373	2,304,270
GUL Re	0	3,211,899
PAR Term	2,084,390	2,101,004
Prudential Insurance	4,901,818	1,311,525
Term Re	2,115,998	2,080,564
Lotus Re	2,102,136	2,051,831
DART	855,366	744,043
PURE	7,853,257	0
Unaffiliated	1,588,927	1,616,486
Total reinsurance recoverables	$43,285,050	$38,709,651

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Premiums:
Direct	$462,391	$457,967	$1,384,477	$1,396,506
Assumed	29	32	92	(90)
Ceded	(365,331)	(372,859)	(1,100,377)	(1,144,655)
Net premiums	97,089	85,140	284,192	251,761
Policy charges and fee income:
Direct	808,852	753,291	2,365,340	2,238,266
Assumed	220,781	151,927	719,389	453,006
Ceded	(620,866)	(558,737)	622,077	(1,594,764)
Net policy charges and fee income	408,767	346,481	3,706,806	1,096,508
Net investment income:
Direct	651,762	463,070	1,763,262	1,216,154
Assumed	333	338	996	1,024
Ceded	(13,403)	(2,544)	(40,253)	(13,789)
Net investment income(1)	638,692	460,864	1,724,005	1,203,389
Asset administration fees:
Direct	83,659	81,422	246,123	242,730
Assumed	0	0	0	0
Ceded	(27,231)	(24,668)	(77,950)	(64,986)
Net asset administration fees	56,428	56,754	168,173	177,744
Other income (loss):
Direct	332,233	(89,144)	461,980	216,247
Assumed	(75)	116	274	(233)
Ceded	53,937	25,473	275,015	70,736
Net other income (loss)(1)	386,095	(63,555)	737,269	286,750

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized investment gains (losses), net:
Direct	(541,864)	(492,184)	235,638	(826,822)
Assumed	14,552	(31,544)	77,736	189,400
Ceded	(89,183)	55,472	(67,987)	56,181
Realized investment gains (losses), net(1)	(616,495)	(468,256)	245,387	(581,241)
Change in value of market risk benefits, net of related hedging gain (loss):
Direct	(214,414)	(54,544)	(199,087)	152,660
Assumed	(245)	283	361	(3,160)
Ceded	39,258	(193,210)	(167,267)	(415,656)
Net change in value of market risk benefits, net of related hedging gain (loss)	(175,401)	(247,471)	(365,993)	(266,156)
Policyholders’ benefits (including change in reserves):
Direct	855,117	912,588	2,765,937	2,639,868
Assumed	242,113	336,300	775,334	985,635
Ceded	(966,549)	(1,103,479)	831,697	(3,227,951)
Net policyholders’ benefits (including change in reserves)(1)	130,681	145,409	4,372,968	397,552
Change in estimates of liability for future policy benefits:
Direct	142,204	(44,155)	354,660	(61,510)
Assumed	17,025	(17,580)	81,893	8,071
Ceded	(156,795)	68,300	(452,298)	54,469
Net change in estimates of liability for future policy benefits	2,434	6,565	(15,745)	1,030
Interest credited to policyholders’ account balances:
Direct	332,064	228,399	907,648	666,947
Assumed	35,476	33,602	117,968	100,065
Ceded	(111,380)	(98,927)	(318,682)	(299,900)
Net interest credited to policyholders’ account balances	256,160	163,074	706,934	467,112
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(113,741)	(57,368)	(619,914)	(280,393)
(1)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Premiums:
Assumed	$29	$32	$89	$(100)
Ceded	(27,821)	(13,942)	(79,800)	(47,319)

Policy charges and fee income:
Assumed	429	460	1,057	1,383
Ceded	(45,692)	(39,143)	(132,662)	(101,419)

Net investment income(1):
Ceded	0	10,109	0	23,022

Asset administration fees:
Ceded	(7,151)	(7,464)	(21,474)	(15,204)

Other income (loss)(1):
Assumed	(75)	185	378	(53)
Ceded	26,125	7,887	73,931	17,540

Realized investment gains (losses), net(1):
Assumed	14,552	(31,544)	77,736	189,400
Ceded	(76,021)	41,007	(29,022)	40,378

Change in value of market risk benefits, net of related hedging gain (loss):
Assumed	(245)	283	361	(3,160)
Ceded	5,318	(70,693)	(58,229)	(150,791)

Policyholders’ benefits (including change in reserves)(1):
Assumed	(145)	265	216	545
Ceded	(51,927)	(42,655)	(262,998)	(106,475)

Change in estimates of liability for future policy benefits:
Ceded	673	(1,407)	92,575	(1,823)

Interest credited to policyholders’ account balances:
Assumed	6,772	3,651	31,888	8,750
Ceded	1	85	0	0
(1)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of September 30, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$1,159,660,533	$1,115,174,542
Assumed gross life insurance face amount in force	34,827,770	35,824,627
Reinsurance ceded	(1,049,978,067)	(1,010,577,960)
Net life insurance face amount in force	$144,510,236	$140,421,209

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

Effective January 1, 2024, Pruco Life recaptured the policies equal to 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates prior to January 1, 2011. Effective January 1, 2024, Pruco Life reinsures 25% of the risks associated with universal life policies with effective dates prior to January 1, 2015 and 100% of the risks associated with universal life policies with effective dates beginning January 1, 2015, excluding those policies that are subject to principle-based reserving.

Effective January 1, 2024, PLNJ recaptured the policies previously reinsured by PAR U with effective dates prior to January 1, 2015. Effective January 1, 2024, PLNJ reinsures 100% of the risks associated with universal life policies, with effective dates from January 1, 2015 to December 31, 2019, excluding those policies that are subject to principle-based reserving.

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
Prudential Insurance
The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. This agreement was terminated for new business effective January 1, 2020, with certain new business (primarily universal life policies) terminated as early as 2017. The Company now reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, certain term life insurance policies were recaptured and subsequently reinsured to PARCC and PAR Term as noted above. As of January 1, 2022, most of the variable life insurance policies were recaptured resulting in a $305 million loss recorded through "Policy charges and fee income". Those policies were then reinsured to Lotus Re as mentioned below. Effective January 1, 2024, the Company recaptured all GUL policies with Prudential Insurance and subsequently entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk for the totality of GUL policies reinsured to PURE.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, "Reinsurance recoverables" includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of September 30, 2024, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block.
Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $2,523 million and $1,618 million at September 30, 2024 and December 31, 2023, respectively. The funds withheld liabilities totaled $2,425 million and $1,518 million at September 30, 2024 and December 31, 2023, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2024, $2.1 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
12.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In determining the full year projected tax rate, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes and equity in earnings of operating joint venture”. Taxes attributable to operating joint venture are recorded within “Equity in earnings of operating joint venture, net of taxes”. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $25.3 million, or 6.93% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first nine months of 2024, compared to an income tax benefit of $(8.3) million, or (18.34)%, in the first nine months of 2023. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(18,085)	$(927,778)	$71,195	$843,748	$(30,920)
Change in OCI before reclassifications	1,578	620,926	(21,655)	(133,611)	467,238
Amounts reclassified from AOCI	0	26,605	0	0	26,605
Income tax benefit (expense)	(228)	(135,768)	4,557	28,058	(103,381)
Balance, September 30, 2024	$(16,735)	$(416,015)	$54,097	$738,195	$359,542

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(20,007)	$(1,474,475)	$119,368	$1,365,049	$(10,065)
Change in OCI before reclassifications	431	(482,272)	73,321	(497,289)	(905,809)
Amounts reclassified from AOCI	0	(17,746)	0	0	(17,746)
Income tax benefit (expense)	(51)	105,037	(15,396)	104,431	194,021
Balance, September 30, 2023	$(19,627)	$(1,869,456)	$177,293	$972,191	$(739,599)
(1)Includes cash flow hedges of $2 million and $12 million as of September 30, 2024 and December 31, 2023, respectively, and $94 million and $139 million as of September 30, 2023 and December 31, 2022, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(19,880)	$29,156	$15,856	$34,900
Net unrealized investment gains (losses) on available-for-sale securities	(26,993)	(8,931)	(42,461)	(17,154)
Total net unrealized investment gains (losses)(4)	(46,873)	20,225	(26,605)	17,746
Total reclassifications for the period	$(46,873)	$20,225	$(26,605)	$17,746
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2023	$1,987	$(1,404,180)	$(801,351)	$1,029,098	$246,668	$(927,778)
Net investment gains (losses) on investments arising during the period	(9,819)	661,777	0	0	(136,708)	515,250
Reclassification adjustment for (gains) losses included in net income	(3)	26,608	0	0	(5,579)	21,026
Reclassification due to allowance for credit losses recorded during the period	(26)	26	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	455,507	(486,539)	6,519	(24,513)
Balance, September 30, 2024	$(7,861)	$(715,769)	$(345,844)	$542,559	$110,900	$(416,015)
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.2 million for both the three months ended September 30, 2024 and 2023, and $0.8 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. The expense charged to the Company for the deferred compensation program was $0.8 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $4.9 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million for both the three months ended September 30, 2024 and 2023, and $8 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $4 million for both the three months ended September 30, 2024 and 2023, and $13 million and $11 million for the nine months ended September 30, 2024 and 2023, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended September 30, 2024 and 2023, and $6 million for both the nine months ended September 30, 2024 and September 30, 2023.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $208 million and $153 million for the three months ended September 30, 2024 and 2023, respectively, and $597 million and $440 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $30 million and $31 million for the three months ended September 30, 2024 and 2023, respectively, and $98 million and $104 million for the nine months ended September 30, 2024 and 2023, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,637 million and $4,156 million at September 30, 2024 and December 31, 2023, respectively. Fees related to these COLI policies were $14 million and $13 million for the three months ended September 30, 2024 and 2023, respectively, and $41 million and $38 million for the nine months ended September 30, 2024 and 2023, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $897 million and $898 million as of September 30, 2024 and December 31, 2023, respectively. Interest income related to the policy loan was $11 million and $10 million for the three months ended September 30, 2024 and 2023, respectively, and $32 million and $15 million for the nine months ended September 30, 2024 and 2023, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $18 million and $14 million for the three months ended September 30, 2024 and 2023, respectively, and $50 million and $39 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

The interest income to the Company from PGF related to affiliated cash collateral was $126 million and $132 million for the three months ended September 30, 2024 and 2023, respectively, and $381 million and $363 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in "Other income (loss)".

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $1,029 million and $754 million of investments in joint ventures as of September 30, 2024 and December 31, 2023, respectively. "Net investment income" related to these ventures includes gains (losses) of $17 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $36 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $68 million and $69 million for the three months ended September 30, 2024 and 2023, respectively, and $204 million and $208 million for the nine months ended September 30, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $12 million and $10 million for the three months ended September 30, 2024 and 2023, respectively, and $34 million and $28 million for the nine months ended September 30, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2024 and December 31, 2023 is as follows:

	Maturity Dates			Interest Rates			September 30, 2024	December 31, 2023
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2036	0.00%	-	14.85%	$491,146	$147,984
Total notes receivable - affiliated(1)							$491,146	$147,984
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

Accrued interest receivable related to these loans was $6 million and $1 million at September 30, 2024 and December 31, 2023, respectively, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended September 30, 2024 and 2023, and $2 million for both the nine months ended September 30, 2024 and 2023, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at September 30, 2024 and December 31, 2023 were as follows:

	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.67%	$70,148	$71,038

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0.5 million at both September 30, 2024 and December 31, 2023, and is included in "Accrued investment income". Revenues were $1 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $5 million for both the nine months ended September 30, 2024 and 2023, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0
PURC	April 2023	Purchase	Fixed Maturities	$102,804	$102,804	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Term Re	June 2023	Purchase	Fixed Maturities	$115,573	$115,573	$0	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,298	$4,443	$114	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,394	$4,494	$80	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$19,453	$19,203	$(198)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$502	$0
Prudential Insurance	September 2023	Purchase	Fixed Maturities	$15,880	$15,801	$(62)	$0
PURC	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0
Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0
Windhill CLO 1, Ltd.	April 2024	Sale	Fixed Maturities	$2,261	$2,300	$0	$(39)
Windhill CLO 2, Ltd.	May 2024	Sale	Fixed Maturities	$14,034	$14,415	$0	$(381)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Windhill CLO 1, Ltd.	June 2024	Sale	Fixed Maturities	$2,045	$2,100	$0	$(55)
Windhill CLO 2, Ltd.	June 2024	Sale	Fixed Maturities	$23,342	$23,743	$0	$(401)
PAR U	June 2024	Transfer in	Other Invested Assets	$326	$326	$0	$0
PURE	June 2024	Transfer out	Other Invested Assets	$326	$326	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$53,462	$54,628	$0	$(1,166)
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$6,579	$6,695	$0	$(116)
Windhill CLO 1, Ltd.	July 2024	Sale	Fixed Maturities	$2,136	$2,200	$0	$(64)
PAR U	July 2024	Purchase	Fixed Maturities	$17,402	$17,402	$0	$0
Prudential Insurance	July 2024	Purchase	Fixed Maturities	$22,655	$23,433	$614	$0
PAR U	July 2024	Purchase	Fixed Maturities	$1,239	$1,239	$0	$0
PAR U	July 2024	Purchase	Derivatives	$2,975	$2,975	$0	$0
Windhill CLO 2, Ltd.	August 2024	Sale	Fixed Maturities	$21,929	$22,500	$0	$(571)
Windhill CLO 1, Ltd.	August 2024	Sale	Fixed Maturities	$13,650	$14,100	$0	$(450)
PAR U	August 2024	Purchase	Fixed Maturities	$46,742	$46,742	$0	$0
PAR U	August 2024	Purchase	Fixed Maturities	$4,793	$4,793	$0	$0
Prudential Insurance	August 2024	Purchase	Fixed Maturities	$35,872	$35,085	$(621)	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$57,613	$57,613	$0	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$24,575	$24,911	$0	$(336)
Prudential Insurance	September 2024	Purchase	Fixed Maturities	$44,773	$43,632	$(901)	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term debt. There is no long-term debt to affiliates as of September 30, 2024 and December 31, 2023.

Affiliate	Date Issued	Amount of Notes - September 30, 2024	Amount of Notes - December 31, 2023	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$0	$94,953	3.95%	6/20/2024
Prudential Insurance	8/13/2021	0	37,981	3.95%	6/20/2024
Prudential Insurance	8/13/2021	0	47,477	3.95%	6/20/2024
Total Loans Payable to Affiliates(1)		$0	$180,411
(1) Includes $180 million of loans reclassified as current portion of long-term debt as of December 31, 2023.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $13 million and $5 million for the three months ended September 30, 2024 and 2023, respectively, and $24 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Through September 2024 and December 2023, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage and agricultural property loans. As of September 30, 2024 and December 31, 2023, the outstanding balances on these commitments were $480 million and $270 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.2 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively. There was a change in allowance of $0.0 million and $0.1 million for the three and nine months ended September 30, 2024, respectively and $0.1 million and $0.0 million for the three and nine months ended September 30, 2023, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of September 30, 2024 and December 31, 2023, $1,137 million and $1,182 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2024 or 2023.

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

Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $32 million as of both September 30, 2024 and December 31, 2023, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	September 30, 2024	December 31, 2023
	(in thousands)
Guaranteed value of third-parties' assets	$1,213,038	$311,302
Fair value of collateral supporting these assets	$1,098,558	$287,621
Asset (liability) associated with guarantee, carried at fair value	$(454)	$1

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including subpoenas from the U.S. Securities and Exchange Commission (the “SEC”) concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

In September 2024, the SEC notified the Company that the SEC has concluded its investigation and is not recommending an enforcement action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2024, compared with December 31, 2023, and its consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
In August 2024, the Company entered into an agreement with Wilton Re to reinsure certain guaranteed universal life policies. The transaction is structured on an indemnity coinsurance basis and is subject to regulatory approvals and customary closing conditions.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.7% near-term mean reversion equity expected rate of return.

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

Changes in Financial Position

Total assets increased $22.3 billion from $213.3 billion at December 31, 2023 to $235.6 billion at September 30, 2024. Significant components were:
•Total investments increased $10.8 billion driven by new sales of general account annuity products;
•Reinsurance recoverables increased $4.6 billion primarily driven by the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account assets increased $3.6 billion primarily driven by favorable equity market performance, partially offset by net outflows.
Total liabilities increased $21.9 billion from $208.8 billion at December 31, 2023 to $230.7 billion at September 30, 2024. Significant components were:
•Policyholders' account balances increased $12.7 billion primarily driven by incremental indexed product sales;
•Other liabilities increased $4.5 billion primarily driven by the additional reinsurance of the Company's guaranteed universal life mortality risk ceded to Prudential Insurance and deferred gains associated with the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account liabilities increased $3.6 billion corresponding to the increase in separate account assets, as discussed above.
Total equity increased $0.4 primarily driven by $0.4 billion in unrealized gains on investments due to declining rates and changes to direct NPR spreads and net income of $0.3 billion, partially offset by $0.5 billion of returns of capital.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $496 million from a net loss of $549 million for the three months ended September 30, 2023 to a net loss of $53 million for the three months ended September 30, 2024 primarily driven by:
•Higher Other income (loss) mainly due to trading gains in the current quarter compared to trading losses in the prior year quarter reflecting changes in interest rates; and
•Higher Net investment income due to higher market rates and net business growth driven by incremental indexed product sales.
Partially offset by:
•Higher Interest credited to policyholders’ account balances due to growth in variable indexed annuities.

Nine Months Comparison
Income (loss) from operations before income taxes increased $320 million from income of $45 million for the nine months ended September 30, 2023 to income of $365 million for the nine months ended September 30, 2024. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $1,060 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations decreased $740 million primarily driven by:
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Partially offset by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $625 million from $170 million for the three months ended September 30, 2023 to $795 million for the three months ended September 30, 2024 primarily driven by:
•Higher Other income (loss) mainly due to trading gains in the current quarter compared to trading losses in the prior year quarter reflecting changes in interest rates; and
•Higher Net investment income due to higher market rates and net business growth driven by incremental indexed product sales.
Partially offset by:
•Lower Realized investments gains (losses), net driven by changes in interest rates.
Benefits and expenses increased $129 million from $719 million for the three months ended September 30, 2023 to $848 million for the three months ended September 30, 2024 primarily driven by:
•Higher Interest credited to policyholders’ account balances due to growth in variable indexed annuities.
Nine Months Comparison
Revenues increased $4,331 million from $2,169 million for the nine months ended September 30, 2023 to $6,500 million for the nine months ended September 30, 2024. This includes a favorable comparative increase of $1,023 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual review and update of assumptions and other refinements, as mentioned above, revenues increased $3,308 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $4,012 million from $2,123 million for the nine months ended September 30, 2023 to $6,135 million for the nine months ended September 30, 2024. This includes a favorable comparative decrease of $37 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $4,048 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2024 and December 31, 2023, the Company had liquid assets of $42.9 billion and $32.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3.9 billion and $2.5 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, $32.2 billion, or 92%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of September 30, 2024 the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $11,250 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $8,780 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of December 31, 2023. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of September 30, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of September 30, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the identification of the material weakness, as reported in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024, filed with the Securities and Exchange Commission on August 16, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weakness reported previously continued to exist in the Company’s internal control over financial reporting as of September 30, 2024.

Material Weakness in Internal Control over Financial Reporting

As previously reported, the Company did not design and maintain effective controls over the completeness, accuracy, and timeliness of the review of the manual calculations and related adjustments for the Policyholder Account Balance liability for variable annuity products. This material weakness continued to exist as of September 30, 2024.

Remediation Status of Reported Material Weakness

Management has taken steps to remediate the material weakness including (i) updating the valuation model to substantially reduce the need for the manual adjustment and (ii) reviewing the end-to-end process with respect to manual calculations and related adjustments with enhancements to communication, documentation and review thresholds. The material weakness cannot be considered remediated until after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As described above under Remediation Status of Reported Material Weakness, there were changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 8, 2024