Form 10-K
period 2024-12-31
PRUCO LIFE INSURANCE CO
filed 2025-03-26
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 26, 2025, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2025, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2024.
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
In August 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure a closed block of guaranteed universal life ("GUL") policies. To effectuate this transaction the Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with Prudential Insurance. The transaction was completed in December 2024 with an effective date of October 1, 2024. See Note 11 to the Consolidated Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. ("Somerset Re") to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, Prudential Universal Reinsurance Company ("PURC") and Gibraltar Universal Life Reinsurance Company ("GUL Re") and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. See Note 11 to the Consolidated Financial Statements for additional information.
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
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization. In August 2023,the Company and LPL Financial Holdings Inc. (“LPL”) announced a strategic relationship, through which the Company will move retail brokerage and investment advisory assets from Prudential Advisors’ current third-party custodian to LPL, and leverage LPL’s broker-dealer and registered investment advisory services. The transition was executed in the fourth quarter of 2024.

We primarily distribute our individual life products through the following three channels:
•Third-party distribution through:
◦Independent brokers
◦Banks and wirehouses; and
◦General agencies and producer groups
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.
•Trusted Partnerships, via embedded digital solutions through:
◦Credit Unions;
◦Mortgage originators;
◦Affinities; and
◦Digital marketing affiliates/paid media efforts.

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
•Artificial Intelligence
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

DOL Fiduciary Rule

The DOL “fiduciary” rule is a set of regulations establishing a uniform standard of care for investment professionals who provide advice to retirement savers. The rule is designed to ensure that investment professionals who are “fiduciaries” under the rule act in the best interest of their clients. The rule provides, among other things, that fiduciaries may not recommend investments that they own or in which they have a financial interest. The rule also requires fiduciaries to provide clients with certain information about their investment recommendations, including information about fees and risks. Compliance with the DOL fiduciary rule has resulted in increased costs.

In April 2024, the DOL adopted a final rule, which had been proposed in October 2023, titled the “Retirement Security Rule,” and issued final amendments to several prohibited transaction class exemptions (“PTEs”) available to investment advice fiduciaries. Key aspects of the final rule include, among other things: (1) a broader definition of “investment advice fiduciary,” which includes financial service providers who give compensated investment advice to individual retirement account owners, participants in workplace plans such as 401(k)s, and plan officials responsible for administering plans and managing plan assets; and (2) when relying on the amended PTEs, the requirement to comply with various conditions such as providing clients with certain information about their investment recommendations and complying with a best interest standard of care. The amended PTEs allow fiduciaries to engage in certain transactions that would otherwise be prohibited, provided they meet certain conditions designed to protect retirement investors.

The final rule and amended PTEs were scheduled to become effective in September 2024, with a one-year phase in period for certain conditions of the amended PTEs; however, there are pending legal challenges to the rule which could, among other things, delay its implementation in whole or in part. In July 2024, two United States District Courts issued orders staying the effective date of the rule during the pendency of the suits and any appeals.

SEC Regulation Best Interest

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The best interest standards became effective on June 30, 2020. The standards apply to recommendations to purchase certain of our products and have resulted in increased compliance costs.

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

State insurance laws and regulations, including the NAIC's Insurance Holding Company Act Model #440, require the Company to file financial statements with the domestic regulators for each insurer, in accordance with accounting practices and procedures prescribed or permitted by the department. The Company’s operations and accounts are subject to financial examination by the domiciliary department at any time. In accordance with Model #440, other states typically defer to the primary domestic supervisor on financial statements and oversight, so long as that domestic supervisor’s state is accredited.

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

Generator of Economic Scenarios (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. NAIC expects implementation to occur no earlier than 2026. Due to the ongoing nature of the NAIC's activities regarding the Generator, we cannot predict what impact a new Generator may ultimately have on our businesses.

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

Variable Annuities Framework Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

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

Reinsurance. The NAIC is working on several initiatives related to the use of reinsurance, including asset adequacy testing. Due to the ongoing nature of this work, we cannot predict what, if any, impact these initiatives will have on our businesses.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the line of business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years' premium taxes. For the year ended December 31, 2024, we paid $34 million in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of future assessments on the Company under these laws, we have established estimated reserves totaling approximately $6 million as of December 31, 2024, for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Privacy, Data Protection and Cybersecurity Regulation

We are subject to U.S. federal laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal, proprietary, or other non-public information, including intellectual property, health-related and customer information, which they may handle and process, and to notify their customers and other appropriate individuals of their policies and practices relating to the collection, use and disclosure of such information. In addition, we are subject to international data protection and privacy laws, regulations, and directives concerning the safeguarding and protection of personal information, including as such laws relate to the cross border transfer or use of personal information. These laws, regulations and directives also:

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

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the U.K,'s Data Protection Act 2018, confer additional privacy rights on individuals in the E.U. and U.K. and establish significant penalties for violations. Prudential business units (regardless of whether they are located in the E.U.) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the E.U. or if we were to monitor the activities of individuals within the E.U. The E.U.’s Digital Operational Resilience Act came in force in January 2023 became be effective from January 2025. Internationally, a number of countries such as Brazil, India, and Japan have enacted GDPR-like regulations, while others, such as Argentina, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations.

In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws and amendments to the Gramm-Leach-Bliley Act of 1999 took effect in June 2023. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals, including expanded privacy protections and control over the collection, use and sharing of their personal information, and corresponding obligations on businesses, including requirements to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for any unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from a violation of the duty to maintain reasonable security procedures and practices. The California Privacy Rights Act (the “CPRA”), which became operative in January 2023 and amends the CCPA, imposes additional rights and obligations including expanding consumers rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA, the CPRA and their regulations. Additionally, privacy laws in the United States continue to evolve, with states such as Colorado, Connecticut, Utah, and Virginia recently enacting comprehensive privacy and information security laws and regulations similar in scope to the CCPA and CPRA, and which, to the extent they apply, impose compliance obligations applicable to our business. Additional U.S. states are considering similar legislation, and there are ongoing discussions regarding a National Privacy Law. New laws similar to the GDPR and the CCPA are expected to be enacted in coming years in various countries and jurisdictions in which we operate.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that, among other things, insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a regulation similar to the NAIC effective March 2017, and in November 2023, finalized amendments taking effect from December 2023 through November 2025 to expand their cybersecurity regulation, and include additional and new requirements regarding certification, governance, audit requirements, technology and business continuity, security control and training requirements, and notification obligations. More than 20 U.S. states have either enacted the NAIC Insurance Data Security Model Law or are anticipated to enact it or similar laws in the near future and we expect more states to follow. Such enactments, especially if inconsistent between states or with existing laws and regulations could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. In February 2023, the NAIC released updated model privacy legislation that expressly supersedes the NAIC Insurance Information and Privacy Protection Model Act #670 and the Privacy of Consumer Financial and Health Information Regulation #672, with states beginning to adopt the updated model law in 2024.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. For additional information on our cybersecurity risk management and governance, see “Item 1C. Cybersecurity.”

Artificial Intelligence

Regulatory standards relating to the use of artificial intelligence (“AI”) are evolving in the countries where we do business, and may increase risks associated with bias, unfair discrimination, transparency, and information security. For example, the E.U. is in the process of introducing new regulations applicable to certain AI technologies and to the data used to train, test and deploy them. U.S. state regulators have also shown increasing concern about the use of AI and the potential for discrimination and bias in insurance practices. For example, in July 2024, the New York Department of Financial Services adopted Insurance Circular Letter No. 7 Re: Use of Artificial Intelligence Systems and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which imposes obligations on insurers using AI or external consumer data and information sources. In May 2024, Colorado passed Senate Bill 24-205 (“the Colorado AI Law”), which becomes effective on February 1, 2026, regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increased compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), among other provisions, imposes a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022. On September 12, 2024, the U.S. Department of the Treasury and the Internal Revenue Service (IRS) issued proposed regulations providing guidance on the implementation of the CAMT. The proposed regulations address various aspects of the tax, including definitions, adjustments to financial statement income, and applicable reporting requirements. The Company will continue to monitor regulatory updates and assess their potential effects on our tax obligations. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income. Prudential Financial and the controlled group of corporations of which the Company is a member has determined that it is an "applicable corporation" to determine if CAMT exceeds the regular federal income tax payable. Prudential Financial has amended its Tax Allocation Agreement, which covers all insurance companies within the US consolidated tax group, to allocate all impacts of the CAMT solely to Prudential Financial. Accordingly, none of the insurance companies in the Prudential Group will be subject to any CAMT impact for reporting purposes.

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
Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance treaties may also be used to further strategic goals of the Company by facilitating the acquisition or divestiture of a block of business if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses (e.g., replacement costs) will depend on current market conditions and the feasibility (dependent on the complexity) and time requirement of entering a replacement transaction with a new counterparty. Highly bespoke transactions (e.g., strategic reinsurance) may not be replicable with any degree of certainty, possibly causing us to recapture liabilities and reestablish or strengthen reserves and capital, which could reduce capital flexibility. Losses are likely to be higher under stressed conditions.

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
•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings and capital through its impact on estimated future profits.

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

Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly our variable annuity and variable life products, include minimum death benefits or “no-lapse guarantees” that guarantee a death benefit as long as the “no-lapse guarantee” premium is paid. Certain of our products, particularly certain index-linked annuity and individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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
We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in "Realized investment gains (losses), net" on the Consolidated Statements of Operations, whereas changes in the fair value of assets are recorded primarily in "Accumulated other comprehensive income".
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
We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to Prudential and others in the financial services sector and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. See “Item 1C. Cybersecurity” for additional information about cybersecurity risk management and governance. Risks related to cyber-attack arise in various areas, including:
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

•Nation-state sponsored or affiliated organizations, or politically motivated actors, are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens, businesses and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including conflicts in Europe and the Middle East, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.
•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. Even if the malicious actors are discovered quickly, it could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully contain the malicious actors, remediate and recover.
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or circumvent controls or safeguards for unauthorized purposes. Our increased adoption of remote working increases these risks, as our interaction with employees and external service providers occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor.

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
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of artificial intelligence, increase our information security risks and exposure.

The development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third-parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third-parties on whom we rely to do the same. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. AI and Generative AI may be misused by us or by such third-parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose the Company to legal or regulatory risk, damage customer relationships or cause reputational harm. Further, our ability to continue to develop and efficiently deploy AI technologies depends on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, some of the potential risks of Generative AI are currently unknowable, however, specific risks relating to AI and Generative AI could include, among others:

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
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns related to data breaches and other potential violations of consumer rights and data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. And we may have insufficient recourse against such third-parties from which such breaches originate. We have experienced cybersecurity events resulting in, among other things the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action, penalties and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, modification of protective measures, and compliance efforts, including costs associated with mitigating the impact of any errors, interruptions, delays or cessations of service. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, including if our insurer denies coverage as to any particular claim in the future, and may not take into account reputational damage, the costs of which are impossible to quantify, and the amount of insurance may not be adequate. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

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
•Medical Advances. The Company is exposed to the impact of medical advances. The unequal availability of detailed information (e.g., genetic testing) to consumers and insurers can create asymmetrical information and create anti-election risks. Also, technologies that extend lives will challenge our actuarial assumptions particularly related to mortality and longevity risk.
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
•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
•A change in market conditions, such as higher inflation and higher interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
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

Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy

Because of the size and scope of our business, we are subject to numerous and evolving cybersecurity risks, any of which, if it materializes, could affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Operational Risk” for a discussion of such risks.

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

As part of the information security program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader cybersecurity community and monitor cyber threat information.

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

During the period covered by this Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Operational Risk” for a discussion of risks related to cybersecurity.

Governance

Prudential Financial's information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Head of Global Technology and Operations (“HGTO”). The CISO and Information Security Office are responsible for monitoring for, and informing management of, cybersecurity incidents impacting Prudential’s systems. We believe that Prudential Financial's employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company's material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques. The CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. The CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional.

Prudential Financial's Audit Committee of the Board of Directors which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the HGTO and Operational Risk Management throughout the year. At least annually, Prudential Financial's Board and the Audit Committee also receive updates about the results of program reviews, including exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential Financial's annual external integrated audit.

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
In August 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure a closed block of guaranteed universal life ("GUL") policies. The Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with The Prudential Insurance Company of America ("Prudential Insurance"). The transaction was completed in December 2024 with an effective date of October 1, 2024. See Note 11 to the Consolidated Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. ("Somerset Re") to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, Prudential Universal Reinsurance Company ("PURC") and Gibraltar Universal Life Reinsurance Company ("GUL Re") and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. See Note 11 to the Consolidated Financial Statements for additional information.
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
Financial and Economic Environment. Interest rates in the U.S. experienced a prolonged period of historically low levels, followed by a sharp rise in 2022 and sustained higher levels in 2023 and 2024. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our business from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Item 1A. Risk Factors".
Demographics. Individual customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection.
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
•For limited-payment contracts, in addition to the liability calculated using the net premium valuation method described above, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.
•For certain contract features, such as no-lapse guarantees, a liability is established when associated assessments (which include investment margin on policyholders' account balances deposited to fixed and indexed funds and policy charges for administration, mortality, expense, surrender, and other charges) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience as described below, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

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
We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend. The impact on our results from operations of changes in these assumptions can be offsetting and we are unable to predict their movement or impact over time.
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
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.9% near-term mean reversion equity expected rate of return.
With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2024 annual reviews and update of assumptions and other refinements, we increased our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to a rate of 3.50% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Consolidated Financial Statements.

The following paragraph provides additional details about the reserves we have established:
The reserves for future policy benefits as of December 31, 2024, primarily relate to term life and universal life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining these expected future benefits and expenses include mortality, lapse, and interest rate assumptions. For universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.
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
Market Risk Benefits ("MRBs")
Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRBs is recorded in net income. For additional information regarding the valuation of these MRB features, see Note 5 to the Consolidated Financial Statements.
Inclusive of Policyholders' Account Balances and Market risk benefits, the Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $570 million and $615 million, respectively, and an increase and a decrease to net income of $230 million and $270 million, respectively.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2024 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions. The impacts presented within this table are also net of reinsurance, including the impacts from the recently completed transactions with Somerset Re and Wilton Re. See Note 11 to the Consolidated Financial Statements for additional information regarding these reinsurance agreements.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$5
Decrease by 25 basis points	$(5)
Long-term equity expected rate of return:
Increase by 50 basis points	$0
Decrease by 50 basis points	$0
Mortality:
Increase by 1%	$55
Decrease by 1%	$(60)
Lapse(2):
Increase by 10%	$85
Decrease by 10%	$(75)
(1)    "Market risk benefits" impact reflects the net impact of market risk benefit assets and liabilities prior to hedging.
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
In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities, and for commercial mortgage and other loans. For additional information regarding our policies in respect to the measurement of credit losses, see Note 2 to the Consolidated Financial Statements.
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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2024 "Income tax expense (benefit)" of $10 million.
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
Adoption of New Accounting Pronouncements

There were no new critical accounting estimates resulting from new accounting pronouncements adopted during 2024. See Note 2 to the Consolidated Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position
2024 to 2023 Annual Comparison
Total assets increased $25.2 billion from $213.3 billion at December 31, 2023 to $238.5 billion at December 31, 2024. Significant components were:
•Total investments increased $13.9 billion primarily driven by new sales of general account annuity products;
•Reinsurance recoverables and deposit receivables increased $8.0 billion primarily driven by the reinsurance of the Company's GUL block to PURE and Wilton Re; and
•Other assets increased $1.4 billion primarily driven by deferred losses associated with the reinsurance of the Company's GUL block to Wilton Re and additional term quota share reinsurance to Prudential Arizona Reinsurance Captive Company.
Partially offset by:
•Separate account assets decreased $1.0 billion primarily driven by net outflows, partially offset by favorable equity market performance.
Total liabilities increased $25.0 billion from $208.8 billion at December 31, 2023 to $233.8 billion at December 31, 2024. Significant components were:
•Policyholder account balances increased $16.6 billion primarily driven by new sales of general account annuity products;
•Reinsurance and funds withheld payables increased $5.9 billion primarily driven by the YRT reinsurance agreements with Prudential Insurance to reinsure the mortality risk for the totality of GUL policies reinsured to PURE and Wilton Re; and
•Other liabilities increased $1.8 billion primarily driven by deferred gains associated with the reinsurance of the Company's GUL block to PURE and GUL mortality risk ceded to Prudential Insurance.
Partially offset by:
•Separate account liabilities decreased $1.0 billion, corresponding to the decrease in Separate account assets, as discussed above.
Total equity increased $0.2 billion primarily driven by net income during the year, partially offset by unrealized losses from rising interest rates and changes to direct NPR spreads.
Results of Operations
Income (loss) from Operations before Income Taxes
2024 to 2023 Annual Comparison
Income (loss) from operations before income taxes increased $495 million from $478 million in 2023 to $973 million in 2024. This includes a favorable comparative gain of $1,060 million from our annual reviews and update of assumptions and other refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, income decreased $565 million primarily driven by:
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

Revenues, Benefits and Expenses
2024 to 2023 Annual Comparison
Revenues increased $7,927 million from $3,272 million in 2023 to $11,199 million in 2024. This includes a favorable comparative net increase of $1,023 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, the increase was $6,904 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $7,432 million from $2,794 million in 2023 to $10,226 million in 2024. This includes a favorable comparative net decrease of $37 million from our annual reviews of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the increase was $7,469 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
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

Effective July 1, 2021, the Company recaptured the risks related to its variable annuity base contracts, along with the living benefit guarantees, that had previously been reinsured to FLIAC from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in FLIAC, were transferred to the Company. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within the Company. For more information on this transaction, see Note 11 to the Consolidated Financial Statements.

Fixed Annuity Risks and Risk Mitigants. Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of its fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature from FLIAC. The primary risk exposure of these fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external and affiliated reinsurance for certain of our fixed annuity products. For information on our external reinsurance agreements, see Note 11 to the Consolidated Financial Statements.

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

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024, 2023 and 2022, and the reported income tax expense (benefit) are provided in the following table:

	Years Ended December 31,
	2024	2023	2022
	($ in millions)
Expected federal income tax expense (benefit) at federal statutory rate(1)	$204	$100	$(208)
Non-taxable investment income	(43)	(43)	(46)
Tax credits	(29)	(43)	(48)
State taxes (net of federal benefit)	5	12	3
Other	(2)	0	2
Reported income tax expense (benefit)	$135	$26	$(297)
Effective tax rate(1)	13.9%	5.5%	29.9%
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint ventures." Our effective tax rate for fiscal years 2024, 2023 and 2022 was 13.9%, 5.5% and 29.9%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 12 to the Consolidated Financial Statements.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the U.S. Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2024, 2023 and 2022. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2024 and 2023, the Company had liquid assets of $45.3 billion and $32.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3.8 billion and $2.5 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, $32.6 billion, or 93%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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
Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. As a result of reinsurance transactions executed with Somerset Re and Wilton Re, we have eliminated Credit-Linked Note Structures supporting Guideline AXXX for our remaining business. In November, we restructured a series of internal captive reinsurance arrangements resulting in the consolidation of Credit-Linked Note Structures supporting Regulation XXX.
As of December 31, 2024, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8,000 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $7,560 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of December 31, 2023.
As of December 31, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of December 31, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2024 and 2023. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2024			December 31, 2023
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$36,320	$(1,848)		$27,435	$(1,679)
Policy loans		1,541	0		1,473	0
Commercial mortgage and other loans		7,535	(274)		5,918	(240)
Derivatives:
Futures	$3,321	(6)	31	$1,752	4	152
Swaps	203,928	(11,543)	(1,182)	183,388	(11,460)	(1,612)
Options	146,242	(391)	12	78,986	(733)	(175)
Forwards	1,147	30	0	2,203	(13)	0
Synthetic GICs	3,959	0	3	311	0	0
Indexed universal life contracts		(1,313)	179		(1,223)	169
Indexed annuity contracts(2)		(11,312)	159		(6,475)	(652)
Total embedded derivatives(3)		(12,625)	338		(7,698)	(483)
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		10,811	6		6,353	4
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(5)		7,514	570		7,729	632
Market risk benefits(2)(6)		2,488	1,506		3,707	2,048
Net estimated potential loss			$(838)			$(1,353)

(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value” and “Fixed maturities, trading, at fair value.” Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI. Excludes financial assets that are considered Funds Withheld, where the economic benefits and investment risk associated with the Funds Withheld assets ultimately inure to the reinsurer. Prior period amounts have been updated to conform to current period presentation.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(4)Excludes approximately $76 billion and $62 billion as of December 31, 2024 and 2023, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(5)Changes in fair value of benefit reserves (traditional and limited-payment contracts) are included in AOCI.
(6)Amounts reported gross of reinsurance.

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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2024 and 2023. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	December 31, 2024			December 31, 2023
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$2,624	$(262)		$830	$(83)
Equity-based derivatives(1)	$141,934	707	(1,582)	$64,716	(337)	(719)
Indexed universal life contracts		(1,313)	23		(1,223)	21
Indexed annuity contracts(2)		(11,312)	2,345		(6,475)	1,424
Total embedded derivatives(1)(3)		(12,625)	2,368		(7,698)	1,445
Market risk benefits(2)(4)		2,488	(836)		3,707	(1,008)
Net estimated potential loss			$(312)			$(365)

(1)The notional and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(4)Amounts reported gross of reinsurance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2024, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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
March 26, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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

Valuation of Guaranteed Benefit Features Associated with Certain Annuity and Life Products Included in the Market Risk Benefits and the Liability for Future Policy Benefits

As described in Notes 2, 5, 8 and 10 to the consolidated financial statements, the Company issues certain annuity and life contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as market risk benefits. The market risk benefits represent contracts or contract features that expose the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits. The benefits are accounted for using a fair value measurement methodology. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future fees attributable to the market risk benefits, based on assumptions a market participant would use in valuing the market risk benefits. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, except for the portion of the change attributable to changes in the Company’s non-performance risk which is recorded in other comprehensive income. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. As of December 31, 2024, the fair value of the obligations associated with these guarantees accounted for as market risk benefit assets was $2.64 billion and for market risk benefit liabilities was $4.28 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates (collectively, the significant market risk benefit assumptions). For certain life insurance products that include certain other contract features, including no-lapse guarantees, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance in Note 8. As of December 31, 2024, the additional insurance reserve was $16.35 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant additional insurance reserve assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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
March 26, 2025

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
December 31, 2024 and 2023 (in thousands, except share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2024 – $40,414; 2023 – $2,008) (amortized cost: 2024 – $36,980,933; 2023 – $27,538,066)	$34,986,160	$26,131,780
Fixed maturities, trading, at fair value (amortized cost: 2024 – $4,415,277; 2023 – $3,476,746)	3,845,045	2,796,446
Equity securities, at fair value (cost: 2024 – $2,650,542; 2023 – $824,270)	2,623,820	844,950
Policy loans	1,541,480	1,472,677
Short-term investments (net of allowance for credit losses: 2024 – $49; 2023 – $0)	517,386	380,366
Commercial mortgage and other loans (net of $37,715 and $37,689 allowance for credit losses at December 31, 2024 and 2023, respectively)	7,759,323	6,122,721
Other invested assets (includes $68,623 and $85,025 of assets measured at fair value at December 31, 2024 and 2023, respectively)	1,582,094	1,222,985
Total investments	52,855,308	38,971,925
Cash and cash equivalents	3,325,698	2,139,792
Deferred policy acquisition costs(1)	7,807,060	7,144,736
Accrued investment income	466,394	333,838
Reinsurance recoverables and deposit receivables (includes $645,193 and $192,642 of embedded derivatives at fair value at December 31, 2024 and 2023, respectively)(1)(2)	48,247,817	40,256,800
Receivables from parent and affiliates	678,028	332,583
Deferred sales inducements	322,351	351,424
Income tax assets(1)	2,120,654	1,742,585
Market risk benefit assets	2,637,363	2,367,243
Other assets(2)	1,850,800	440,276
Separate account assets	118,143,256	119,188,485
TOTAL ASSETS	$238,454,729	$213,269,687
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$69,628,318	$52,986,700
Future policy benefits	25,113,767	23,205,205
Market risk benefit liabilities(1)	4,281,244	5,156,858
Cash collateral for loaned securities	121,372	218,310
Reinsurance and funds withheld payables(1)(2)	8,611,141	2,738,979
Short-term debt to affiliates	0	180,411
Payables to parent and affiliates	3,653,848	2,667,696
Other liabilities(2)	4,199,803	2,424,179
Separate account liabilities	118,143,256	119,188,485
Total liabilities	233,752,749	208,766,823
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 16)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	4,923,299	5,052,602
Retained earnings / (accumulated deficit)(1)	272,519	(551,471)
Accumulated other comprehensive income (loss)(1)	(601,877)	(30,961)
Total Pruco Life Insurance Company equity	4,596,441	4,472,670
Noncontrolling interests	105,539	30,194
Total equity	4,701,980	4,502,864
TOTAL LIABILITIES AND EQUITY	$238,454,729	$213,269,687
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(2)    Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	2024	2023	2022
REVENUES
Premiums (includes $(2,690), $6,978 and $(1,250) of gains (losses) from change in estimates on deferred profit liability amortization for the year ended December 31, 2024, 2023 and 2022, respectively)	$393,127	$328,897	$265,208
Policy charges and fee income	7,382,797	1,536,606	1,230,601
Net investment income	2,422,017	1,675,522	884,001
Asset administration fees	223,563	232,950	284,182
Other income (loss)(1)	759,756	751,363	(636,273)
Realized investment gains (losses), net(1)	451,417	(1,147,099)	289,929
Change in value of market risk benefits, net of related hedging gains (losses)(1)	(433,955)	(106,773)	(700,581)
TOTAL REVENUES	11,198,722	3,271,466	1,617,067
BENEFITS AND EXPENSES
Policyholders’ benefits	8,352,333	503,789	458,373
Change in estimates of liability for future policy benefits	(20,643)	3,952	55,099
Interest credited to policyholders’ account balances(1)	1,037,731	621,645	445,215
Amortization of deferred policy acquisition costs(1)	(372,201)	539,510	521,269
General, administrative and other expenses(1)	1,228,443	1,124,923	1,129,700
TOTAL BENEFITS AND EXPENSES	10,225,663	2,793,819	2,609,656
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	973,059	477,647	(992,589)
Income tax expense (benefit)(1)	135,149	26,468	(296,687)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	837,910	451,179	(695,902)
Equity in earnings of operating joint venture, net of taxes	(425)	(433)	(75,137)
NET INCOME (LOSS)	$837,485	$450,746	$(771,039)
Less: Income (loss) attributable to noncontrolling interests	13,495	488	0
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$823,990	$450,258	$(771,039)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(4,595)	2,419	(9,337)
Net unrealized investment gains (losses)	(335,093)	691,952	(2,254,037)
Interest rate remeasurement of future policy benefits	58,676	(60,978)	310,353
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(441,138)	(659,927)	1,440,305
Total	(722,150)	(26,534)	(512,716)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(151,234)	(5,638)	(106,197)
Other comprehensive income (loss), net of taxes	(570,916)	(20,896)	(406,519)
Comprehensive income (loss)	266,569	429,850	(1,177,558)
Less: Comprehensive income (loss) attributable to noncontrolling interests	13,495	488	0
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$253,074	$429,362	$(1,177,558)
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021(1)	$2,500	$6,042,491	$(230,690)	$396,454	$6,210,755	$0	$6,210,755
Contributed capital		17,861			17,861		17,861
Contributed (distributed) capital-parent/child asset transfers		(22,438)			(22,438)		(22,438)
Comprehensive income (loss):
Net income (loss)(1)			(771,039)		(771,039)		(771,039)
Other comprehensive income (loss), net of tax				(406,519)	(406,519)	0	(406,519)
Total comprehensive income (loss)			(771,039)	(406,519)	(1,177,558)	0	(1,177,558)
Balance, December 31, 2022(1)	2,500	6,037,914	(1,001,729)	(10,065)	5,028,620	0	5,028,620
Return of capital		(1,400,000)			(1,400,000)		(1,400,000)
Contributed capital		412,382			412,382		412,382
Contributions from noncontrolling interests						29,706	29,706
Contributed (distributed) capital-parent/child asset transfers		2,306			2,306		2,306
Comprehensive income (loss):
Net income (loss)(1)			450,258		450,258	488	450,746
Other comprehensive income (loss), net of tax(1)				(20,896)	(20,896)	0	(20,896)
Total comprehensive income (loss)			450,258	(20,896)	429,362	488	429,850
Balance, December 31, 2023(1)	2,500	5,052,602	(551,471)	(30,961)	4,472,670	30,194	4,502,864
Return of capital		(550,000)			(550,000)		(550,000)
Contributed capital		415,696			415,696		415,696
Contributions from noncontrolling interests						250,422	250,422
Distributions to noncontrolling interests						(188,572)	(188,572)
Contributed (distributed) capital-parent/child asset transfers		5,001			5,001		5,001
Comprehensive income (loss):
Net income (loss)			823,990		823,990	13,495	837,485
Other comprehensive income (loss), net of tax				(570,916)	(570,916)	0	(570,916)
Total comprehensive income (loss)			823,990	(570,916)	253,074	13,495	266,569
Balance, December 31, 2024	$2,500	$4,923,299	$272,519	$(601,877)	$4,596,441	$105,539	$4,701,980
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$837,485	$450,746	$(771,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	53,496	69,986	131,936
Interest credited to policyholders’ account balances(1)	1,037,731	621,645	445,215
Realized investment (gains) losses, net(1)	(451,417)	1,147,099	(289,929)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	433,955	106,773	700,581
Change in:
Future policy benefits and other insurance liabilities	2,689,669	2,241,530	3,743,780
Reinsurance related-balances(1)(2)	(1,124,001)	(678,725)	(1,786,851)
Accrued investment income	(116,571)	(110,760)	(58,762)
Net payables to (receivables from) parent and affiliates	(36,204)	(120,565)	80,370
Deferred policy acquisition costs(1)	(950,022)	(581,925)	(468,074)
Income taxes(1)	(228,166)	(40,796)	(335,921)
Derivatives, net	1,461,192	(282,729)	(651,654)
Other, net(2)	(126,696)	(362,384)	1,085,312
Cash flows from (used in) operating activities	3,480,451	2,459,895	1,824,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	4,240,000	1,736,809	1,688,079
Fixed maturities, trading	802,378	97,693	907,941
Equity securities	961,421	189,237	242,292
Policy loans	188,153	182,973	169,723
Ceded policy loans	(113,148)	(119,787)	(112,164)
Short-term investments	1,303,977	456,983	632,069
Commercial mortgage and other loans	731,440	167,888	196,672
Other invested assets	99,852	19,693	60,349
Notes receivable from parent and affiliates(2)	722	4,500	833
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(13,766,055)	(7,544,596)	(7,009,578)
Fixed maturities, trading	(1,819,224)	(857,717)	(425,267)
Equity securities	(2,373,486)	(678,847)	(281,684)
Policy loans	(255,811)	(1,162,959)	(144,764)
Ceded policy loans	125,795	151,019	71,402
Short-term investments	(1,441,031)	(690,173)	(558,161)
Commercial mortgage and other loans	(2,392,198)	(1,341,450)	(1,076,351)
Other invested assets	(460,721)	(190,826)	(166,345)
Notes receivable from parent and affiliates(2)	(367,700)	(44)	(62)
Derivatives, net	171,230	(55,091)	(366,805)
Other, net	(3,264)	(4,808)	57,687
Cash flows from (used in) investing activities	(14,367,670)	(9,639,503)	(6,114,134)

	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	17,265,165	12,101,043	9,996,128
Ceded policyholders’ account deposits	(1,169,002)	(1,189,331)	(1,216,195)
Policyholders’ account withdrawals	(3,980,496)	(3,695,248)	(3,727,579)
Ceded policyholders’ account withdrawals	764,421	625,238	638,392
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(96,928)	131,577	83,762
Contributed capital	0	405,000	0
Return of capital	(550,000)	(1,400,000)	0
Contributed (distributed) capital - parent/child asset transfers	6,332	2,919	(11,478)
Net change in all other financing arrangements (maturities 90 days or less)	0	(584)	584
Repayments of debt (maturities longer than 90 days)	(180,411)	(121,772)	0
Drafts outstanding	(84,531)	(885)	63,579
Contributions from noncontrolling interests(2)	250,422	29,706	0
Distributions to noncontrolling interests	(188,572)	0	0
Other, net(2)	36,725	34,110	(59,327)
Cash flows from (used in) financing activities	12,073,125	6,921,773	5,767,866
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,185,906	(257,835)	1,478,696
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,139,792	2,397,627	918,931
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,325,698	$2,139,792	$2,397,627
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	$363,208	$67,203	$39,201
Interest paid	$2,644	$4,533	$7,863
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(2)    Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions During The Year
2024
"Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, excludes certain non-cash activities in the amount of $(7,469) million primarily related to reinsurance recoverables and $6,722 million related to invested asset transfers, respectively. These transactions are associated with the unaffiliated reinsurance agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re"), effective October 1, 2024. Associated with the transaction with Wilton Re, "Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, exclude largely offsetting affiliated non-cash activities in the amount of $7,218 million, primarily related to reinsurance recoverables and payables, and $(6,722) million related to invested asset transfers, respectively. These are related to the recapture of the risks associated with the business that had previously been reinsured with Prudential Arizona Reinsurance Universal Company ("PAR U"). See Note 11 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $(102) million related to the affiliated reinsurance transaction with Prudential Arizona Reinsurance Captive Company ("PARCC"), effective October 1, 2024. See Note 11 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $1,129 million related to the affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"), effective January 1, 2024. See Note 11 for additional information.

"Cash flows from (used in) investing activities" and "Cash flows from (used in) financing activities" for the year ended December 31, 2024 excludes non-cash activities related to invested asset transfers in the amount of $416 million, related to capital contributions the Company received from Prudential Insurance. See Note 15 for additional information.

2023
"Cash flows from (used in) operating activities" for the year ended December 31, 2023 excludes certain non-cash activities in the amount of $475 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 11 for more details regarding this transaction.

2022
"Cash flows from (used in) operating activities" for the year ended December 31, 2022 excludes certain non-cash activities in the amount of $531 million related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 and $4,656 million related to the indexed variable annuities novated to the Company in connection with the reinsurance agreement with FLIAC. See Note 11 for more details regarding these transactions. The Company also received $18 million of non-cash assets from Prudential Insurance. See Note 15 for additional information.

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

Segment Information

Although there are separate products within Pruco Life, the Company is organized as a single reportable segment and manages the business activities on a consolidated basis. The accounting policies are the same as those described in Note 2.

The Company analyzes operating performance using “Income (loss) from operations before income taxes and equity in earnings of operating joint venture”, as determined in accordance with U.S. GAAP. This is the measure of profit or loss used by the Company’s chief operating decision maker to evaluate performance and allocate resources. The measure of segment assets is reported as “Total Assets” on the Consolidated Statements of Financial Position. Segment revenue is reported as “Total Revenues” on the Consolidated Statements of Operations and Comprehensive Income (Loss). As the Company has one reportable segment, there are no intersegment revenues. The Company discloses all significant expense categories separately on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s chief operating decision maker is a group of Prudential Financial executives that include the chief financial officer, controller, treasurer, and business leaders, which include the Company’s chief executive officer and chief financial officer. Overall business decisions for the Company are made by this group of executives. Such business decisions include the allocation of capital, distribution/sale of products, and allocation/deployment of overall Prudential Financial resources.

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

Revision to Prior Period Financial Statements

In the fourth quarter of 2024, the Company identified misstatements in the previously issued Consolidated Financial Statements for the years ended December 31, 2023 and 2022. Prior period amounts have been revised in the Consolidated Financial Statements and related disclosures to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual Consolidated Financial Statements. See Note 17 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

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

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized in earnings as an allowance for credit losses and reported in “Realized investment gains (losses), net,” to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security. A credit impairment recorded cannot exceed the difference between the amortized cost and fair value of the respective security. The net present value used to measure a credit impairment is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security. Any amount of an AFS debt security’s change in fair value not recorded as an allowance for credit losses will be recorded in Other Comprehensive Income (loss) (“OCI”).

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Commercial mortgage and other loans consist of commercial mortgage loans, agricultural property loans, as well as certain other collateralized loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of any current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 16 for additional information.

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

The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans and other collateralized loans. For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The CECL allowance for other collateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

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

Commercial mortgage and other loans are occasionally restructured. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt. Effective January 1, 2023, the Company adopted Accounting Standard Update ("ASU") 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and requires all loan restructurings to follow the modification guidance in ASC 310-20.

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

Cash and cash equivalents includes cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value,” and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to repurchase" below.) The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents. These assets are generally carried at fair value or amortized cost which approximates fair value.

Deferred policy acquisition costs ("DAC") represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”. Upon the adoption of ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, the carrying amount of DAC for long-duration contracts is no longer subject to recoverability testing.

DAC for most long-duration contracts is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

•Life insurance contracts – DAC associated with life insurance contracts is generally amortized in proportion to the initial face amount of life insurance in force. This is applicable to traditional and universal life insurance products.

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

Reinsurance recoverables and deposit receivables includes amounts recoverable under reinsurance agreements and receivables that follow the deposit method of accounting (see “Reinsurance” below).

Market risk benefit assets represents market risk benefits ("MRBs") in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company's Prudential Defined Income ("PDI") traditional variable annuity contracts. See Note 11 for additional information regarding the reinsurance of PDI.

Deferred Sales Inducements ("DSI") are amounts that are credited to a policyholders’ account balance primarily as an inducement to purchase fixed and/or variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology, factors and assumptions used to amortize DAC. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” Unlike DAC, DSI are considered contractual cash flows and, as a result, are subject to periodic recoverability testing. See Note 6 for additional information regarding DSI.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process. First, the Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company accrues a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service ("IRS") or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 12 for additional information regarding income taxes.

Other assets consists primarily of deferred reinsurance losses ("DRL") (see "Reinsurance" below) which are amortized over the expected life of the reinsured contracts on a constant-level basis, receivables resulting from sales of securities that had not yet settled at the balance sheet date, premiums due, prepaid tax expenses, and the Company’s investments in operating joint ventures. Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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

If a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and non-level claim settlement expenses, the NTG ratio is capped at 100%. In these instances, all changes in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately. While the liability for future policy benefits cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”), the NTG ratio may be negative. This would be the case whereby conditions have improved such that the present value of future net premiums plus the existing liability for future policy benefits as of the valuation date exceed the present value of expected future policy benefits and non-level claim settlement expenses. In this case, the negative NTG ratio would be applied going forward to gross premiums received, effectively amortizing the gain into income and reducing the liability over time.

In addition, for limited-payment contracts, the liability for future policy benefits also includes a Deferred Profit Liability ("DPL") representing gross premiums received in excess of net premiums and is generally recognized in revenue in a constant relationship with insurance in force for life contracts or with the amount of expected future benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits discussed above. The DPL cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”).

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

The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper medium grade (low credit risk) fixed income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States is developed using government bond rates plus public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s definition which includes the spectrum of A (i.e., A- to A+). Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company's ultimate long-term economic assumptions. See “Annual Assumptions Review” below for further discussion regarding the Company’s long-term economic assumption setting process.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (Additional Insurance Reserves or "AIR" liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders' account balances deposited to fixed and indexed funds and all policy charges including charges for administration, mortality, expense, surrender, and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). Any adjustments to this liability related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI.

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including unearned revenue reserves ("URR"), net of reinsurance and any DSI asset), the existing net reserves are adjusted by first reducing assets, such as DSI or deferred reinsurance loss, by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in "Policyholders' benefits". Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

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

Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s non-performance risk ("NPR") which is recorded in OCI. See Note 10 for additional information regarding market risk benefits. See "Reinsurance" below for information regarding the reinsurance of MRBs.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Cash collateral for loaned securities represents liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as "Net investment income".

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

Reinsurance and funds withheld payables represents amounts payable under reinsurance agreements (see “Reinsurance” below). Reinsurance and funds withheld payables may also include derivative instruments for which fair values are determined as described below under "Derivative Financial Instruments".

Other liabilities consists primarily of deferred reinsurance gains ("DRG") (see "Reinsurance" below), accrued expenses, technical overdrafts, payables resulting from purchases of securities that had not yet settled at the balance sheet date. The amortization method for DRG is amortized over the expected life of the reinsured contracts on a constant-level basis.

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

Other income (loss) includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value as well as interest income related to affiliated cash collateral. See Note 15 for more information related to affiliated cash collateral.

Realized investment gains (losses), net includes realized gains or losses from sales and maturities of investments, changes to the allowance for credit losses, other impairments, fair value changes on mortgage loans where the fair value option has been elected, and derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations and changes in fair value of the derivative instruments, including embedded derivatives, and other hedging instruments. Realized investment gains (losses) from the sales of securities are generally calculated using the specific identification method.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net”. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within "Other invested assets" and "Reinsurance recoverable and deposit receivables", or as liabilities, within “Payables to parent and affiliates” or "Reinsurance and funds withheld payables".

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits" and “Reinsurance recoverables and deposit receivables”. Additionally, changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reinsurance

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 11 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Reinsurance recoverables and deposit receivables” and amounts payable are included in “Reinsurance and funds withheld payables”. “Reinsurance recoverables and deposit receivables” also includes deposit receivables where the Company has ceded fixed indexed annuities, including from coinsurance with funds withheld arrangements and receivables from modified coinsurance arrangements where the Company is the cedant, and in certain instances are net of the payables under these arrangements which generally reflect the fair value of the invested assets retained by the cedant. “Reinsurance and funds withheld payables” also includes amounts payable to the reinsurer under coinsurance with funds withheld arrangements where the Company is the cedant, and generally reflect the fair value of the invested assets retained by the Company. The receivables and payables associated with each of these coinsurance with funds withheld and modified coinsurance arrangements each contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract, with changes in fair value recorded through “Realized investment gains (losses), net”, and are ultimately presented net within “Reinsurance recoverables and deposit receivables”. Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance recoverables are reported on the Consolidated Statements of Financial Position net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits”. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the reinsurance recoverable resulting from such updates recorded in "Interest rate remeasurement of future policy benefits" in OCI. For reinsurance of limited-payment contracts, the Company establishes a cost of reinsurance asset relating to the direct DPL and amortizes this balance through “Premiums” using the same methodology and assumptions used to amortize the direct DPL.

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

Consistent with direct contracts, reinsurance agreements may also include features that meet the definition of an MRB and, if so, are accounted for at fair value. The fair value of direct or assumed MRBs reflects the Company's NPR, while the fair value of ceded MRBs reflects the counterparty credit risk of the reinsurer. Changes in the fair value of ceded MRBs, including the impact of changes in counterparty credit risk, are recorded in net income in "Change in value of market risk benefits, net of related hedging gains (losses)".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in “Reinsurance and funds withheld payables” and deposits made are included in “Reinsurance recoverables and deposit receivables”. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as “Other income (loss)” or “General, administrative and other expenses”, as appropriate.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities, including those with a single operating or reportable segment, to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that all of the disclosures required in the guidance apply to all public entities, including those with a single operating or reportable segment.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	Adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements but resulted in expanded disclosures in the Notes to the Consolidated Financial Statements.

ASUs issued but not yet adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	Effective for fiscal years beginning after December 15, 2024, and permits early adoption. The Company plans to adopt the ASU for the annual reporting period beginning on January 1, 2025.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,199,628	$8,357	$108,744	$0	$1,099,241
Obligations of U.S. states and their political subdivisions	570,253	1,156	30,343	0	541,066
Foreign government securities	362,154	646	52,466	0	310,334
U.S. public corporate securities	14,134,828	60,917	957,316	1	13,238,428
U.S. private corporate securities	6,030,898	35,828	301,451	11,178	5,754,097
Foreign public corporate securities	3,804,503	21,136	126,767	21	3,698,851
Foreign private corporate securities	5,838,939	43,334	511,426	29,214	5,341,633
Asset-backed securities(1)	3,728,073	31,431	8,841	0	3,750,663
Commercial mortgage-backed securities	944,652	4,567	53,444	0	895,775
Residential mortgage-backed securities(2)	367,005	861	11,794	0	356,072
Total fixed maturities, available-for-sale	$36,980,933	$208,233	$2,162,592	$40,414	$34,986,160
(1)    Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(2)    Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,009,937	$38,858	$73,508	$0	$975,287
Obligations of U.S. states and their political subdivisions	789,856	5,288	18,517	0	776,627
Foreign government securities	330,830	1,840	50,684	0	281,986
U.S. public corporate securities	10,159,089	98,047	760,274	950	9,495,912
U.S. private corporate securities	5,207,699	37,435	254,828	812	4,989,494
Foreign public corporate securities	1,809,347	12,658	115,673	238	1,706,094
Foreign private corporate securities	4,902,391	109,806	381,215	0	4,630,982
Asset-backed securities(1)	2,016,028	23,035	11,512	1	2,027,550
Commercial mortgage-backed securities	913,347	4,776	66,345	0	851,778
Residential mortgage-backed securities(2)	399,542	4,016	7,481	7	396,070
Total fixed maturities, available-for-sale	$27,538,066	$335,759	$1,740,037	$2,008	$26,131,780

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$377,531	$13,829	$238,723	$94,915	$616,254	$108,744
Obligations of U.S. states and their political subdivisions	226,731	5,019	212,060	25,324	438,791	30,343
Foreign government securities	118,168	2,615	171,166	49,851	289,334	52,466
U.S. public corporate securities	4,320,552	105,145	4,677,336	852,171	8,997,888	957,316
U.S. private corporate securities	1,999,008	41,931	2,379,755	259,489	4,378,763	301,420
Foreign public corporate securities	1,088,644	20,465	716,172	106,294	1,804,816	126,759
Foreign private corporate securities	1,977,169	69,399	2,107,705	440,330	4,084,874	509,729
Asset-backed securities	363,744	5,510	140,090	3,331	503,834	8,841
Commercial mortgage-backed securities	101,821	1,356	489,490	52,088	591,311	53,444
Residential mortgage-backed securities	142,961	1,946	123,853	9,848	266,814	11,794
Total fixed maturities, available-for-sale	$10,716,329	$267,215	$11,256,350	$1,893,641	$21,972,679	$2,160,856

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$98,174	$945	$214,889	$72,563	$313,063	$73,508
Obligations of U.S. states and their political subdivisions	83,729	293	218,375	18,224	302,104	18,517
Foreign government securities	10,226	116	233,757	50,568	243,983	50,684
U.S. public corporate securities	782,904	10,009	5,201,353	750,265	5,984,257	760,274
U.S. private corporate securities	707,674	16,613	2,794,697	238,181	3,502,371	254,794
Foreign public corporate securities	92,955	1,063	948,963	114,169	1,041,918	115,232
Foreign private corporate securities	429,212	8,035	2,461,367	373,180	2,890,579	381,215
Asset-backed securities	208,970	1,761	532,814	9,750	741,784	11,511
Commercial mortgage-backed securities	42,621	298	580,931	66,047	623,552	66,345
Residential mortgage-backed securities	35,904	435	124,956	7,046	160,860	7,481
Total fixed maturities, available-for-sale	$2,492,369	$39,568	$13,312,102	$1,699,993	$15,804,471	$1,739,561

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2024 and 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $2,059 million and $1,634 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $102 million and $106 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2024, the $1,894 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2023, the $1,700 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.
In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$1,139,538	$1,118,484
Due after one year through five years	11,753,438	11,477,710
Due after five years through ten years	10,291,196	9,883,263
Due after ten years	8,757,031	7,504,193
Asset-backed securities	3,728,073	3,750,663
Commercial mortgage-backed securities	944,652	895,775
Residential mortgage-backed securities	367,005	356,072
Total fixed maturities, available-for-sale	$36,980,933	$34,986,160
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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31
	2024	2023	2022
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$2,097,519	$460,596	$1,117,293
Proceeds from maturities/prepayments	2,300,919	1,218,844	624,640
Gross investment gains from sales and maturities	23,978	11,482	5,647
Gross investment losses from sales and maturities	(143,432)	(43,078)	(58,432)
Write-downs recognized in earnings(2)	(9,534)	(2,358)	(20,600)
(Addition to) release of allowance for credit losses	(38,406)	2,761	(620)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(158.4) million, $57.4 million and $(53.9) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Year Ended December 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded	0	0	39,600	0	0	5	39,605
Reductions for securities sold during the period	0	0	(2,002)	0	0	0	(2,002)
Additions (reductions) on securities with previous allowance	0	0	337	(1)	0	(12)	324
Assets transferred (to) from parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$40,414	$0	$0	$0	$40,414

	Year Ended December 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$5	$4,755	$0	$0	$9	$4,769
Additions to allowance for credit losses not previously recorded	0	0	4,267	1	0	0	4,268
Reductions for securities sold during the period	0	(1)	(5,118)	0	0	(1)	(5,120)
Additions (reductions) on securities with previous allowance	0	(4)	436	0	0	(1)	431
Write-downs charged against the allowance	0	0	(2,340)	0	0	0	(2,340)
Balance, end of period	$0	$0	$2,000	$1	$0	$7	$2,008

See Note 2 for additional information about the Company's methodology for developing its allowance and expected losses.

For the year ended December 31, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical, consumer non-cyclical and energy sectors within corporate securities due to adverse projected cash flows.
For the year ended December 31, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the capital goods and utility sectors within corporate securities due to restructurings, partially offset by net additions within the finance sector within corporate securities due to adverse projected cash flows.
The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)” was $(182.9) million, $65.6 million and $(728.6) million during the years ended December 31, 2024, 2023 and 2022, respectively.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)” was $(34.2) million, $25.8 million and $(10.2) million during the years ended December 31, 2024, 2023 and 2022, respectively.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	December 31, 2024		December 31, 2023
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$1,949,926	25.0%	$1,578,785	25.7%
Hospitality	97,603	1.3	102,952	1.7
Industrial	2,906,413	37.3	2,486,230	40.4
Office	556,586	7.1	604,611	9.8
Other	750,541	9.6	456,720	7.4
Retail	693,949	9.0	363,706	5.9
Total commercial mortgage loans	6,955,018	89.3	5,593,004	90.9
Agricultural property loans	830,041	10.7	562,046	9.1
Total commercial mortgage and agricultural property loans	7,785,059	100.0%	6,155,050	100.0%
Allowance for credit losses	(37,715)		(37,689)
Total net commercial mortgage and agricultural property loans	7,747,344		6,117,361
Other loans:
Other collateralized loans	11,979		5,360
Total other loans	11,979		5,360
Total net commercial mortgage and other loans	$7,759,323		$6,122,721

As of December 31, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (25%), Florida (9%) and Texas (8%) and included loans secured by properties in Europe (8%), Mexico (1%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2021	$5,847	$104	$5,951
Addition to (release of) allowance for expected losses	13,818	494	14,312
Balance at December 31, 2022	19,665	598	20,263
Addition to (release of) allowance for expected losses	17,093	333	17,426
Balance at December 31, 2023	36,758	931	37,689
Addition to (release of) allowance for expected losses	5,613	3,780	9,393
Write-downs charged against allowance	(9,367)	0	(9,367)
Balance at December 31, 2024	$33,004	$4,711	$37,715

See Note 2 for additional information about the Company's methodology for developing the allowance and expected losses.
For the year ended December 31, 2024, net additions to the allowance for credit losses on commercial mortgage and other loans were primarily related to increases in loan-specific allowances in commercial mortgage loans within the retail and office sectors and in agricultural property loans.

For the year ended December 31, 2023, net additions to the allowance for credit losses on commercial mortgage and other loans was primarily related to increases in the portfolio reserve to reflect declining market conditions and in loan-specific allowances, both within the office sector, as well as loan originations.

For the year ended December 31, 2024, there were $9.4 million of write-downs charged against the allowance related to a loan originated in 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$452,940	$232,276	$306,684	$482,596	$134,403	$1,138,394	$6,479	$2,753,772
60%-69.99%	972,161	541,849	273,258	360,457	110,515	303,107	0	2,561,347
70%-79.99%	362,701	365,111	134,208	330,355	6,774	77,399	0	1,276,548
80% or greater	1,196	0	56,204	84,761	3,870	217,320	0	363,351
Total	$1,788,998	$1,139,236	$770,354	$1,258,169	$255,562	$1,736,220	$6,479	$6,955,018
Debt Service Coverage Ratio:
Greater than 1.2x	$1,728,895	$962,290	$755,350	$1,256,699	$255,562	$1,616,904	$0	$6,575,700
1.0 - 1.2x	60,103	176,946	15,004	0	0	59,871	6,479	318,403
Less than 1.0x	0	0	0	1,470	0	59,445	0	60,915
Total	$1,788,998	$1,139,236	$770,354	$1,258,169	$255,562	$1,736,220	$6,479	$6,955,018
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$241,715	$89,569	$163,820	$126,368	$23,488	$38,478	$18,834	$702,272
60%-69.99%	29,560	19,396	49,210	0	0	0	0	98,166
70%-79.99%	0	0	0	5,213	0	0	0	5,213
80% or greater	0	0	7,295	0	1,657	0	15,438	24,390
Total	$271,275	$108,965	$220,325	$131,581	$25,145	$38,478	$34,272	$830,041
Debt Service Coverage Ratio:
Greater than 1.2x	$259,647	$95,087	$211,030	$129,865	$23,488	$38,478	$18,834	$776,429
1.0 - 1.2x	11,628	13,878	9,295	0	0	0	15,438	50,239
Less than 1.0x	0	0	0	1,716	1,657	0	0	3,373
Total	$271,275	$108,965	$220,325	$131,581	$25,145	$38,478	$34,272	$830,041

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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
The following table sets forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties for the date indicated:

	Year Ended December 31, 2024
	Term Extension	% of Amortized Cost	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans	$14,546	0.2%	$4,570	0.1%

The modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
During the year ended December 31, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both December 31, 2024 and 2023.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$6,951,093	$0	$0	$3,925	$6,955,018	$5,120
Agricultural property loans	804,804	0	2,505	22,732	830,041	24,765
Other collateralized loans	11,979	0	0	0	11,979	0
Total	$7,767,876	$0	$2,505	$26,657	$7,797,038	$29,885

(1)As of December 31, 2024, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$5,593,004	$0	$0	$0	$5,593,004	$0
Agricultural property loans	562,046	0	0	0	562,046	1,301
Other collateralized loans	5,360	0	0	0	5,360	0
Total	$6,160,410	$0	$0	$0	$6,160,410	$1,301

(1)As of December 31, 2023, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

Loans on non-accrual status recognized interest income of $0.7 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $2.0 million and $1.3 million as of December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, there were $12.6 million and $0.0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For both the years ended December 31, 2024 and 2023, there were no commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$388,822	$333,863
Hedge funds	1,024,534	720,360
Real estate-related(1)	75,730	70,278
Subtotal equity method	1,489,086	1,124,501
Fair value:
Private equity	28,094	48,483
Hedge funds	14	137
Real estate-related	16,016	18,687
Subtotal fair value	44,124	67,307
Total LPs/LLCs	1,533,210	1,191,808
Derivative instruments	24,499	17,718
Other(1)(2)	24,385	13,459
Total other invested assets	$1,582,094	$1,222,985

(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes tax advantaged investments and investments in separate account funds.

Equity Method Investments

The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method, including the Company’s investments in operating joint ventures. Changes between periods in the tables below reflect changes in the activities within the operating joint ventures and LPs/LLCs, as well as changes in the Company’s level of investment in such entities:

	December 31,
	2024	2023
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$66,477,439	$44,591,082
Total liabilities(2)	$1,894,242	$2,802,022
Partners’ capital	64,583,197	41,789,060
Total liabilities and partners’ capital	$66,477,439	$44,591,082
Equity in LP/LLC interests included above	$1,338,056	$979,271
Equity in LP/LLC interests not included above	230,687	216,205
Carrying value	$1,568,743	$1,195,476
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.
(2)Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party borrowed funds and other miscellaneous liabilities.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$1,678,772	$3,465,807	$11,062,060
Total expenses(2)	(473,445)	(979,287)	(1,655,673)
Net earnings (losses)	$1,205,327	$2,486,520	$9,406,387
Equity in net earnings (losses) included above	$57,119	$17,795	$(36,513)
Equity in net earnings (losses) of LP/LLC interests not included above	18,193	11,792	7,320
Total equity in net earnings (losses)	$75,312	$29,587	$(29,193)
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Fixed maturities	$396,173	$272,031
Equity securities	436	220
Commercial mortgage and other loans	29,437	21,070
Policy loans	30,820	35,210
Other invested assets	0	43
Short-term investments and cash equivalents	9,528	5,264
Total accrued investment income	$466,394	$333,838

There were no write-downs on accrued investment income for the years ended December 31, 2024 and 2023.
Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$1,622,898	$1,139,581	$589,248
Fixed maturities, trading	156,407	96,128	55,790
Equity securities	30,698	14,772	8,226
Commercial mortgage and other loans	328,853	231,994	119,358
Policy loans	65,825	48,118	21,189
Other invested assets	140,376	98,369	101,289
Short-term investments and cash equivalents	182,094	123,857	44,182
Gross investment income	2,527,151	1,752,819	939,282
Less: investment expenses	(105,134)	(77,297)	(55,281)
Net investment income	$2,422,017	$1,675,522	$884,001

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The carrying value of non-income producing assets included $55.3 million in fixed maturities, available-for-sale and $0.9 million in fixed maturities, trading as of December 31, 2024. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2024.
Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed maturities(1)	$(167,394)	$(31,193)	$(74,005)
Commercial mortgage and other loans	(11,113)	(17,854)	(18,201)
LPs/LLCs(2)	576	(272)	(11,351)
Derivatives(4)	713,403	(1,136,331)	460,859
Short-term investments and cash equivalents	974	2,033	(54)
Other(2)(3)(4)	(85,029)	36,518	(67,319)
Realized investment gains (losses), net	$451,417	$(1,147,099)	$289,929
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance payables and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.
(4)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2024	2023	2022
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$893	$1,987	$4,371
Fixed maturity securities, available-for-sale without an allowance	(1,955,252)	(1,406,265)	(2,285,288)
Derivatives designated as cash flow hedges(1)	110,565	11,934	138,627
Affiliated notes	(3,276)	(8,760)	(13,189)
Other investments(2)	785	(1,089)	(1,176)
Net unrealized gains (losses) on investments	$(1,846,285)	$(1,402,193)	$(2,156,655)
(1)For additional information regarding cash flow hedges, see Note 4.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2024 and 2023, the Company had no repurchase agreements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2024			December 31, 2023
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Obligations of U.S. states and their political subdivisions	$1,139	$0	$1,139	$0	$0	$0
Foreign government securities	0	0	0	486	0	486
U.S. public corporate securities	6,949	0	6,949	27,247	0	27,247
U.S. private corporate securities	18	0	18	0	0	0
Foreign public corporate securities	10,100	0	10,100	13,101	0	13,101
Equity securities	103,166	0	103,166	177,476	0	177,476
Total cash collateral for loaned securities(1)	$121,372	$0	$121,372	$218,310	$0	$218,310
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.
Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third-parties and the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Securities pledged:
Fixed maturities, available-for-sale(1)	$3,856,216	$4,081,391
Fixed maturities, trading	17	0
Equity securities	100,601	172,995
Total securities pledged	$3,956,834	$4,254,386
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$121,372	$218,310
Other liabilities(1)	3,622,596	2,651,347
Total liabilities supported by the pledged collateral(1)	$3,743,968	$2,869,657
(1)Prior period amounts have been updated to conform to current period presentation.
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31, 2024 and 2023, there were $0 million and $25 million, respectively, of collateral that could be sold or repledged.
As of both December 31, 2024 and 2023, there was $3.6 million on deposit with governmental authorities or trustees as required by certain insurance laws.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
4. DERIVATIVES AND HEDGING
Types of Derivative Instruments and Derivative Strategies
Interest Rate Contracts
Interest rate swaps, interest rate total return swaps, options, and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in the values it owns or anticipates acquiring or selling.

Swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Under interest rate total return swaps, the company agrees with counterparties to exchange, at specified intervals, the difference between the return on a fixed income market index and Secured Overnight Financing Rate (“SOFR”) plus an associated funding spread based on a notional amount.

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
Equity Contracts
Equity options, equity total return swaps, and futures are used by the Company to manage its exposure to the equity markets which impacts the value of assets and liabilities it owns or anticipates acquiring or selling.
Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.
Equity total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and Secured Overnight Financing Rate (“SOFR”) plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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
Embedded Derivatives
The Company offers certain products (for example, indexed annuities and index-linked universal life) which may include features that are accounted for as embedded derivatives; related to certain of these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. See Note 11 for additional information on the reinsurance agreements.
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
Primary Risks Managed by Derivatives
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables and deposit receivables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

	December 31, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$2,851	$0	$(209)	$3,064	$0	$(238)
Foreign Currency Swaps	3,308,842	202,606	(27,523)	2,274,636	121,243	(54,044)
Total Derivatives Designated as Hedge Accounting Instruments	$3,311,693	$202,606	$(27,732)	$2,277,700	$121,243	$(54,282)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$174,170,160	$9,029,399	$(20,888,553)	$163,179,764	$6,605,817	$(17,820,436)
Interest Rate Futures	1,518,400	1,967	(1,443)	1,332,600	3,055	(210)
Interest Rate Options	29,135,000	279,414	(1,406,265)	29,738,000	189,112	(969,718)
Interest Rate Forwards	0	0	0	1,458,000	741	(3,196)
Interest Rate Total Return Swaps	223,721	1,472	(2,121)	0	0	0
Foreign Currency
Foreign Currency Forwards	1,146,861	30,078	(181)	744,576	1,772	(12,232)
Credit
Credit Default Swaps	911,850	9,606	0	643,280	7,727	0
Currency/Interest Rate
Foreign Currency Swaps	2,285,052	164,152	(9,277)	2,237,331	96,618	(31,294)
Equity
Equity Total Return Swaps	23,025,217	1,160,080	(1,182,913)	15,049,993	418,084	(803,452)
Equity Options	117,107,059	4,453,762	(3,717,637)	49,247,510	1,600,335	(1,552,706)
Equity Futures	1,802,205	15	(6,060)	418,973	1,232	(500)
Synthetic GICs	3,958,847	143	(31)	311,302	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$355,284,372	$15,130,088	$(27,214,481)	$264,361,329	$8,924,494	$(21,193,744)
Total Derivatives(1)(2)	$358,596,065	$15,332,694	$(27,242,213)	$266,639,029	$9,045,737	$(21,248,026)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $11,968 million and $7,505 million as of December 31, 2024 and 2023, respectively, primarily included in "Policyholders' account balances".
(2)Recorded in “Other invested assets” and “Payables to parent and affiliates” on the Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverable and deposit receivables), and repurchase and reverse repurchase agreements that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Offsetting of Financial Liabilities:
Derivatives	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
Total Liabilities	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$9,045,718	$(9,028,019)	$17,699	$0	$17,699
Securities purchased under agreements to resell	25,000	0	25,000	0	25,000
Total Assets	$9,070,718	$(9,028,019)	$42,699	$0	$42,699
Offsetting of Financial Liabilities:
Derivatives	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
Total Liabilities	$21,248,026	$(18,596,679)	$2,651,347	$(2,651,347)	$0
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

	Year Ended December 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$3	$0	$(118)	$0	$46
Currency/Interest Rate	2,256	0	48,523	34,827	98,585
Total cash flow hedges	2,259	0	48,405	34,827	98,631
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	35,600	(2,094,268)	0	0	0
Currency	54,543	0	0	0	0
Currency/Interest Rate	77,166	0	0	523	0
Credit	16,856	0	0	0	0
Equity	3,207,538	(761,850)	0	0	0
Embedded Derivatives	(2,680,559)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	711,144	(2,856,118)	0	523	0
Total	$713,403	$(2,856,118)	$48,405	$35,350	$98,631

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(118)	$0	$72
Currency/Interest Rate	(636)	0	43,934	(26,206)	(126,765)
Total cash flow hedges	(634)	0	43,816	(26,206)	(126,693)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	25,329	(1,555,807)	0	0	0
Currency	(16,012)	0	0	0	0
Currency/Interest Rate	(102,238)	0	0	(257)	0
Credit	14,350	0	0	0	0
Equity	1,744,218	(821,996)	0	0	0
Embedded Derivatives(1)	(2,798,232)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(1,132,585)	(2,377,803)	0	(257)	0
Total	$(1,133,219)	$(2,377,803)	$43,816	$(26,463)	$(126,693)

	Year Ended December 31, 2022
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(8)	$0	$(312)
Currency/Interest Rate	7,636	0	36,734	34,070	99,043
Total cash flow hedges	7,637	0	36,726	34,070	98,731
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	661,978	(5,230,085)	0	0	0
Currency	18,952	0	0	0	0
Currency/Interest Rate	107,388	0	0	557	0
Credit	(15,904)	0	0	0	0
Equity	40,076	1,050,139	0	0	0
Embedded Derivatives(1)	(359,268)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	453,222	(4,179,946)	0	557	0
Total	$460,859	$(4,179,946)	$36,726	$34,627	$98,731
(1) Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$39,896
Amount recorded in AOCI
Interest Rate	(319)
Currency/Interest Rate	177,483
Total amount recorded in AOCI	177,164
Amount reclassified from AOCI to income
Interest Rate	7
Currency/Interest Rate	(78,440)
Total amount reclassified from AOCI to income	(78,433)
Balance, December 31, 2022	$138,627
Amount recorded in AOCI
Interest Rate	(44)
Currency/Interest Rate	(109,673)
Total amount recorded in AOCI	(109,717)
Amount reclassified from AOCI to income
Interest Rate	116
Currency/Interest Rate	(17,092)
Total amount reclassified from AOCI to income	(16,976)
Balance, December 31, 2023	$11,934
Amount recorded in AOCI
Interest Rate	(69)
Currency/Interest Rate	184,191
Total amount recorded in AOCI	184,122
Amount reclassified from AOCI to income
Interest Rate	115
Currency/Interest Rate	(85,606)
Total amount reclassified from AOCI to income	(85,491)
Balance, December 31, 2024	$110,565

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2024 values, it is estimated that a pre-tax gain of $41 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2025.

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

Credit Derivatives
Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $912 million and $643 million as of December 31, 2024 and 2023, respectively. These credit derivatives are reported at fair value as an asset of $10 million and $8 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 the notional amount of these credit derivatives had $877 million in NAIC 3 and $35 million in NAIC 6.
The Company has no exposure on purchased credit protection as of December 31, 2024 and 2023.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities, and derivative contracts that trade on an active exchange market included in other invested assets and other liabilities.
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents (primarily commercial paper), short-term investments, certain OTC derivatives, separate account assets, receivables from parent and affiliates and other liabilities.
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, contracts or contract features pertaining to living benefit features (market risk benefits) of the Company's variable annuity contracts, embedded derivatives associated with the index-linked features of certain universal life and annuity products, receivables from parent and affiliates, short-term investments, cash equivalents and other liabilities.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,099,241	$0	$	$1,099,241
Obligations of U.S. states and their political subdivisions	0	541,066	0		541,066
Foreign government securities	0	309,686	648		310,334
U.S. corporate public securities	0	13,238,428	0		13,238,428
U.S. corporate private securities	0	4,996,400	757,697		5,754,097
Foreign corporate public securities	0	3,692,124	6,727		3,698,851
Foreign corporate private securities	0	4,906,450	435,183		5,341,633
Asset-backed securities(2)	0	3,126,089	624,574		3,750,663
Commercial mortgage-backed securities	0	820,457	75,318		895,775
Residential mortgage-backed securities	0	356,072	0		356,072
Subtotal	0	33,086,013	1,900,147		34,986,160
Market risk benefit assets	0	0	2,637,363		2,637,363
Fixed maturities, trading	0	3,778,760	66,285		3,845,045
Equity securities	2,587,791	15,514	20,515		2,623,820
Short-term investments	0	390,745	105,540		496,285
Cash equivalents	0	2,851,250	33		2,851,283
Other invested assets(4)	2,302	15,330,249	143	(15,308,195)	24,499
Reinsurance recoverables and deposit receivables	0	0	645,193		645,193
Receivables from parent and affiliates	0	169,072	351,390		520,462
Subtotal excluding separate account assets	2,590,093	55,621,603	5,726,609	(15,308,195)	48,630,110
Separate account assets(5)(6)	273,288	111,415,717	10,547		111,699,552
Total assets	$2,863,381	$167,037,320	$5,737,156	$(15,308,195)	$160,329,662
Market risk benefit liabilities	$0	$0	$4,281,244	$	$4,281,244
Policyholders' account balances	0	0	12,624,585		12,624,585
Payables to parent and affiliates	0	27,232,920	0	(23,617,643)	3,615,277
Other liabilities	7,988	1,274	31	(1,943)	7,350
Total liabilities	$7,988	$27,234,194	$16,905,860	$(23,619,586)	$20,528,456

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$975,287	$0	$	$975,287
Obligations of U.S. states and their political subdivisions	0	776,627	0		776,627
Foreign government securities	0	281,304	682		281,986
U.S. corporate public securities	0	9,495,912	0		9,495,912
U.S. corporate private securities	0	4,476,258	513,236		4,989,494
Foreign corporate public securities	0	1,698,965	7,129		1,706,094
Foreign corporate private securities	0	4,137,004	493,978		4,630,982
Asset-backed securities(2)	0	1,928,428	99,122		2,027,550
Commercial mortgage-backed securities	0	773,663	78,115		851,778
Residential mortgage-backed securities	0	396,070	0		396,070
Subtotal	0	24,939,518	1,192,262		26,131,780
Market risk benefit assets	0	0	2,367,243		2,367,243
Fixed maturities, trading	0	2,762,398	34,048		2,796,446
Equity securities(3)	790,346	11,285	28,709		830,340
Short-term investments	31,879	280,228	1,759		313,866
Cash equivalents	447,396	1,196,729	0		1,644,125
Other invested assets(4)	23,432	9,022,304	1	(9,028,019)	17,718
Reinsurance recoverables and deposit receivables(7)(8)	0	0	192,642		192,642
Receivables from parent and affiliates	0	147,984	0		147,984
Subtotal excluding separate account assets	1,293,053	38,360,446	3,816,664	(9,028,019)	34,442,144
Separate account assets(5)(6)	176,239	113,747,569	5,985		113,929,793
Total assets	$1,469,292	$152,108,015	$3,822,649	$(9,028,019)	$148,371,937
Market risk benefit liabilities(8)	$0	$0	$5,156,858	$	$5,156,858
Policyholders' account balances(8)	0	0	7,697,627		7,697,627
Payables to parent and affiliates	0	21,239,770	0	(18,588,647)	2,651,123
Other liabilities(7)	8,032	225	0	(8,032)	225
Total liabilities	$8,032	$21,239,995	$12,854,485	$(18,596,679)	$15,505,833
(1)“Netting” amounts represent cash collateral of $(8,311) million and $(9,569) million as of December 31, 2024 and 2023, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(3)Equity securities excluded from the fair value hierarchy include a fund for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of December 31, 2023, the fair value of this investment was $14.6 million.
(4)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2024 and 2023, the fair value of such investments was $44 million and $67 million, respectively.
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
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. At December 31, 2024 and 2023, the fair value of such investments was $6,444 million and $5,259 million, respectively.
(7)Prior period amounts have been updated to conform to current period presentation.
(8)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2024 and 2023, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Equity Securities - Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy.
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
Reinsurance Recoverables and Deposit Receivables - Reinsurance recoverables and deposit receivables primarily include (1) an embedded derivative associated with net receivables from modified coinsurance arrangements where the Company is the cedant; and (2) an embedded derivatives on deposit receivables where the Company has ceded fixed indexed annuities. The methods and assumptions used to estimate the fair value are consistent with those described below in “Policyholders' account balances”.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the SOFR swap curve adjusted for an additional spread relative to SOFR to reflect the Company’s market-perceived NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with Company issued funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

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
As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option cost for future index term periods, where the terms of index crediting rates have not yet been declared by the Company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. Since the valuation of these liabilities requires the use of management’s judgment to determine these risk premiums and the use of unobservable inputs, these liabilities are reflected within Level 3 in the fair value hierarchy.
Capital market inputs, including interest rates and equity markets volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging Company experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.
Reinsurance and Funds Withheld Payables - Reinsurance and funds withheld payables primarily includes an embedded derivative associated with certain funds withheld reinsurance arrangements that are described in Note 11. The fair value is determined based on the valuation of the underlying funds withheld assets identified to support the payable due to the applicable reinsurance counterparties.
Other Liabilities - Other liabilities include certain derivative instruments. The fair values of derivative instruments are primarily determined consistent with those described above under "Derivative Instruments."

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs		Minimum		Maximum		Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,130,627	Discounted cash flow	Discount rate		2.15%		20%		11.15%	Decrease
		Market Comparables	EBITDA multiples(4)	5.0	X	5.0	X	5.0	X	Increase
		Liquidation	Liquidation value		75.00%		75.00%		75.00%	Increase
Asset-backed securities	$90,370	Discounted cash flow	Discount rate		2.30%		10.70%		6.18%	Decrease
Commercial mortgage-backed securities	$75,318	Discounted cash flow	Liquidity premium		1.00%		1.00%		1.00%	Decrease
Market risk benefit assets(5)	$2,637,363	Discounted cash flow	Lapse rate(6)		1%		20%			Increase
			Spread over SOFR(7)		0.29%		1.79%			Increase
			Utilization rate(8)		37%		94%			Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		16%			Increase
			Equity volatility curve		16%		25%			Decrease
Reinsurance recoverables and deposit receivables(11)	$645,193	Discounted cash flow	Lapse rate(6)		0%		80%			Decrease
			Spread over SOFR(7)		0.29%		1.71%			Decrease
			Option budget(13)		(1)%		7%			Increase
Receivables from parent and affiliates	$328,001	Liquidation	Liquidation value		100%		100%		100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,281,244	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over SOFR(7)		0.29%		1.79%			Decrease
			Utilization rate(8)		37%		94%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		16%			Decrease
			Equity volatility curve		16%		25%			Increase
Policyholders' account balances(12)	$12,624,585	Discounted cash flow	Lapse rate(6)		0%		80%			Decrease
			Spread over SOFR(7)		0.29%		1.73%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Option budget(13)		(1)%		7%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$81,635	Discounted cash flow	Discount rate	6.98%	20%	9.73%	Decrease
		Liquidation	Liquidation Value	63.62%	63.62%	63.62%	Increase
Commercial mortgage-backed securities	$78,115	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.71%	Decrease
Market risk benefit assets(5)	$2,367,243	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.41%	1.91%		Increase
			Utilization rate(8)	38%	95%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)(14)(15)	$192,642	Discounted cash flow	Lapse rate(6)	1%	80%		Increase
			Spread over SOFR(7)(14)	0.41%	1.82%		Increase
			Option budget(13)	(1)%	7%		Decrease
Liabilities:
Market risk benefit liabilities(5)(15)	$5,156,858	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.41%	1.91%		Decrease
			Utilization rate(8)	38%	95%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(12)(15)	$7,697,627	Discounted cash flow	Lapse rate(6)	1%	80%		Decrease
			Spread over SOFR(7)	0.41%	1.85%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(1)%	7%		Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Directional impacts for MRB assets and liabilities are associated with the directional impacts of direct and assumed MRBs.
(3)Includes assets classified as fixed maturities, available-for-sale and fixed maturities, trading.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
(7)The spread over the SOFR swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2024 and 2023, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2024 and 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of December 31, 2024 and 2023, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(11)Includes deposit assets related to reinsurance agreements using deposit method of accounting and modified coinsurance agreements, which include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products.
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
(14)Prior period amounts have been updated to conform to current period presentation.
(15)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

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

	Year Ended December 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(34)	$0	$0	$0	$0	$0	$0	$0	$648	$(44)
Corporate securities(3)	1,014,343	(69,658)	1,172,201	(702,073)	0	(183,577)	(64,672)	33,043	0	1,199,607	(61,011)
Structured securities(4)	177,237	(5,386)	771,208	(40,508)	0	(96,067)	65,480	34,578	(206,650)	699,892	(3,394)
Other assets:
Fixed maturities, trading	34,048	(9,654)	261,968	(52)	0	(2,261)	0	18,842	(236,606)	66,285	(9,705)
Equity securities	28,709	(2,135)	273	(6,120)	0	(6,332)	6,120	0	0	20,515	(230)
Other invested assets	1	142	0	0	0	0	0	0	0	143	142
Short-term investments	1,759	1,539	117,046	(13,113)	0	(1,488)	(203)	0	0	105,540	321
Cash equivalents	0	(41)	744	0	0	(65)	(605)	0	0	33	(41)
Reinsurance recoverables and deposit receivables (5)	192,642	26,029	333,291	0	0	0	93,231	0	0	645,193	(122,807)
Separate account assets	5,985	457	5,823	(2,050)	0	(126)	0	458	0	10,547	457
Receivables from parent and affiliates	0	90	418,916	(51,199)	0	0	0	0	(16,417)	351,390	90
Liabilities:
Policyholders' account balances(5)	(7,697,627)	(2,687,101)	0	0	(2,286,786)	0	46,929	0	0	(12,624,585)	1,254,144
Other liabilities	0	(31)	0	0	0	0	0	0	0	(31)	(31)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(54,924)	$0	$0	$(19,313)	$(841)	$(40,765)	$0	$0	$(23,684)
Other assets:
Fixed maturities, trading	0	(9,661)	0	0	7	0	(9,705)	0	0
Equity securities	0	(2,135)	0	0	0	0	(230)	0	0
Other invested assets	142	0	0	0	0	142	0	0	0
Short-term investments	1,142	0	0	385	12	(64)	0	0	385
Cash equivalents	(41)	0	0	0	0	(41)	0	0	0
Reinsurance recoverables and deposit receivables	26,029	0	0	0	0	(122,807)	0	0	0
Separate account assets	0	0	457	0	0	0	0	457	0
Receivables from parent and affiliates	0	0	0	90	0	0	0	0	90
Liabilities:
Policyholders' account balances	(2,687,101)	0	0	0	0	1,254,144	0	0	0
Other liabilities	(31)	0	0	0	0	(31)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$724	$(42)	$0	$0	$0	$0	$0	$0	$0	$682	$(53)
Corporate securities(3)	507,496	85	567,936	(39,722)	0	(130,688)	3,129	117,671	(11,564)	1,014,343	(973)
Structured securities(4)	104,724	(4,442)	241,159	(37)	0	(2,147)	(2,222)	4,537	(164,335)	177,237	(4,298)
Other assets:
Fixed maturities, trading	0	1,083	36,284	0	0	0	2,931	0	(6,250)	34,048	1,225
Equity securities	28,593	(928)	2,531	0	0	0	(1,487)	0	0	28,709	(928)
Other invested assets	0	1	0	0	0	0	0	0	0	1	1
Short-term investments	16,945	2,573	4,922	0	0	(21,322)	(1,359)	0	0	1,759	0
Reinsurance recoverables and deposit receivables(5)(8)(9)	115,886	(104,596)	183,716	0	0	0	(2,364)	0	0	192,642	(119,067)
Separate account assets	4,645	408	2,216	(1,124)	0	(160)	0	0	0	5,985	406
Liabilities:
Policyholders' account balances(5)(9)	(3,502,096)	(2,649,136)	0	0	(1,653,026)	0	106,631	0	0	(7,697,627)	(368,507)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,081)	$0	$0	$(2,808)	$490	$(2,904)	$0	$0	$(2,420)
Other assets:
Fixed maturities, trading	0	1,080	0	0	3	0	1,225	0	0
Equity securities	0	(928)	0	0	0	0	(928)	0	0
Other invested assets	1	0	0	0	0	1	0	0	0
Short-term investments	1,857	0	0	(73)	789	0	0	0	0
Reinsurance recoverables and deposit receivables(8)(9)	(104,596)	0	0	0	0	(119,067)	0	0	0
Separate account assets	0	0	408	0	0	0	0	406	0
Liabilities:
Policyholders' account balances(9)	(2,649,136)	0	0	0	0	(368,507)	0	0	0

	Year Ended December 31, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(16,829)	$0	$0	$(56,470)	$(242)	$(14,416)	$0	$0	$(59,239)
Other assets:
Equity securities	0	(3,310)	0	0	0	0	(3,872)	0	0
Short-term investments	77	0	0	73	(36)	0	0	0	73
Reinsurance recoverables and deposit receivables(9)	111,382	0	0	0	0	115,303	0	0	0
Separate account assets	0	0	(70)	0	0	0	0	(70)	0
Liabilities:
Policyholders' account balances	(409,912)	0	0	0	0	(289,548)	0	0	0
(1)"Other" includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate private, foreign corporate public, foreign corporate private, and foreign government bonds.
(4)Includes asset-backed and commercial mortgage-backed securities.
(5)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables and deposit receivables are presented net in the rollforward.
(6)Excludes MRB assets of $2,637 million and $2,367 million and MRB liabilities of $4,281 million and $5,157 million as of December 31, 2024 and 2023, respectively. See Note 10 for additional information.
(7)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.
(8)Prior period amounts have been updated to conform to current period presentation.
(9)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Nonrecurring Fair Value Measurements - The following tables present information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3). For the years ended December 31, 2024 and 2023, there were no triggering events.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Equity in earnings of operating joint venture, net of taxes
Investment in joint venture	$0	$0	$(75,000)

Gains (Losses):
Other invested assets	$0	$0	$(11,125)
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

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$7,534,909	$7,534,909	$7,759,323
Policy loans	0	0	1,541,480	1,541,480	1,541,480
Short-term investments	21,101	0	0	21,101	21,101
Cash and cash equivalents	474,415	0	0	474,415	474,415
Accrued investment income	0	466,394	0	466,394	466,394
Reinsurance recoverables and deposit receivables	0	0	2,355,489	2,355,489	2,357,292
Receivables from parent and affiliates	0	157,566	0	157,566	157,566
Other assets	0	203,493	0	203,493	203,493
Total assets	$495,516	$827,453	$11,431,878	$12,754,847	$12,981,064
Liabilities:
Policyholders’ account balances - investment contracts	$0	$815,520	$9,995,841	$10,811,361	$10,826,931
Cash collateral for loaned securities	0	121,372	0	121,372	121,372
Reinsurance and funds withheld payables	0	2,602,140	0	2,602,140	2,602,140
Payables to parent and affiliates	0	38,571	0	38,571	38,571
Other liabilities	0	849,278	31,606	880,884	880,884
Total liabilities	$0	$4,426,881	$10,027,447	$14,454,328	$14,469,898

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$5,918,386	$5,918,386	$6,122,721
Policy loans	0	0	1,472,677	1,472,677	1,472,677
Short-term investments	66,500	0	0	66,500	66,500
Cash and cash equivalents	470,668	24,999	0	495,667	495,667
Accrued investment income	0	333,838	0	333,838	333,838
Reinsurance recoverables and deposit receivables(2)	0	0	1,512,138	1,512,138	1,513,520
Receivables from parent and affiliates	0	184,599	0	184,599	184,599
Other assets(2)	0	80,646	0	80,646	80,646
Total assets	$537,168	$624,082	$8,903,201	$10,064,451	$10,270,168
Liabilities:
Policyholders’ account balances - investment contracts	$0	$955,647	$5,396,885	$6,352,532	$6,368,061
Cash collateral for loaned securities	0	218,310	0	218,310	218,310
Short-term debt to affiliates	0	176,110	0	176,110	180,411
Reinsurance and funds withheld payables(2)	0	1,517,131	0	1,517,131	1,517,131
Payables to parent and affiliates	0	16,573	0	16,573	16,573
Other liabilities(2)	0	604,730	32,423	637,153	637,153
Total liabilities	$0	$3,488,501	$5,429,308	$8,917,809	$8,937,639
(1)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Prior period amounts have been updated to conform to current period presentation.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments, which are not securities, recorded at amortized cost, cash and cash equivalent instruments; accrued investment income; receivables from parent and affiliates; and other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.
Reinsurance Recoverables and Deposit Receivables
Reinsurance recoverables and deposit receivables include receivables from modified coinsurance arrangements and other reinsurance arrangements between the Company and related parties. See Note 11 for additional information about the Company's reinsurance arrangements. Deposit receivables primarily consist of deposit assets related to the reinsurance agreements. Deposits made are included in “Reinsurance recoverables and deposit receivables”. The deposit assets are adjusted as amounts are paid, consistent with the underlying contracts.
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
Reinsurance and Funds Withheld Payables
Reinsurance and funds withheld payables include amounts payable to the reinsurer under coinsurance with funds withheld arrangements where the Company is the cedant. Deposits received are included in "Reinsurance and funds withheld payables." The deposit liabilities are adjusted as amounts are received, consistent with the underlying contracts.
Payables to Parent and Affiliates
Payables to parent and affiliates is primarily related to accrued expense payables. Due to the short-term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.
Other Liabilities
Other liabilities are primarily payables, such as unsettled trades, drafts, and escrow deposits. Due to the short-term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
6. DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs

The following table shows a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, December 31, 2021	$84,481	$3,806,732	$577,084	$2,561,011	$7,029,308
Capitalization(5)	31,494	296,597	127,541	533,710	989,342
Amortization expense(5)	(13,724)	(343,510)	(55,423)	(108,612)	(521,269)
Other(1)	0	0	(365)	(540,819)	(541,184)
Balance, December 31, 2022	102,251	3,759,819	648,837	2,445,290	6,956,197
Capitalization(5)	117,851	263,869	159,000	580,715	1,121,435
Amortization expense(5)	(22,165)	(331,368)	(63,949)	(122,028)	(539,510)
Other(2)	0	(393,385)	0	(1)	(393,386)
Balance, December 31, 2023	197,937	3,298,935	743,888	2,903,976	7,144,736
Capitalization	216,410	430,520	183,463	703,465	1,533,858
Amortization expense	(42,705)	(356,254)	(63,447)	(140,951)	(603,357)
Other(3)(4)	0	0	(249,836)	(18,341)	(268,177)
Balance, December 31, 2024	$371,642	$3,373,201	$614,068	$3,448,149	$7,807,060
(1)    Includes the impact of the reinsurance agreement with Lotus Re. See Note 11 for additional information.
(2)    Includes the impact of the reinsurance agreement with AuguStar. See Note 11 for additional information.
(3)    Includes the impacts of the Universal Life reinsurance transaction with PAR U and PURE. See Note 11 for additional information.
(4)    Includes the impacts of the Term Life reinsurance transaction with PARCC. See Note 11 for additional information.
(5)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

Deferred Reinsurance Losses

The following table shows a rollforward for the lines of business that contain DRL balances, which is included in Other assets, along with a reconciliation to the Company's total DRL balance:

	Variable Annuities	Term Life	Variable/ Universal Life	Total
	(in thousands)
Balance, December 31, 2021	$254,577	$78,426	$0	$333,003
Amortization expense	(31,057)	(9,048)	0	(40,105)
Other	(5)	0	0	(5)
Balance, December 31, 2022	223,515	69,378	0	292,893
Amortization expense	(29,403)	(8,374)	0	(37,777)
Other	(1)	0	0	(1)
Balance, December 31, 2023	194,111	61,004	0	255,115
Amortization expense	(29,876)	(15,345)	(9,528)	(54,749)
Other(1)(2)	3	351,025	979,000	1,330,028
Balance, December 31, 2024	$164,238	$396,684	$969,472	$1,530,394
(1)    Includes $979 million DRL related to the reinsurance transaction with Wilton Re. See Note 11 for additional information.
(2)    Includes $351 million DRL related to the reinsurance transaction with PARCC. See Note 11 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Deferred Reinsurance Gains

The following table shows a rollforward for the lines of business that contain DRG balances, which is included in Other liabilities, along with a reconciliation to the Company's total DRG balance:

	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	(in thousands)
Balance, December 31, 2021	$78,138	$0	$174,598	$252,736
Amortization expense	(6,437)	0	(79,952)	(86,389)
Other(1)	(13,803)	0	1,340,312	1,326,509
Balance, December 31, 2022	57,898	0	1,434,958	1,492,856
Amortization expense	(9,790)	(15,612)	(71,462)	(96,864)
Other(2)	(34)	277,333	0	277,299
Balance, December 31, 2023	48,074	261,721	1,363,496	1,673,291
Amortization expense	(10,516)	(20,061)	(121,190)	(151,767)
Other(3)(4)	(10)	(32)	1,797,303	1,797,261
Balance, December 31, 2024	$37,548	$241,628	$3,039,609	$3,318,785
(1)    Includes $1,352 million DRG related to the reinsurance agreement with Lotus Re, entered into January 1, 2022. See Note 11 for additional information.
(2)    Includes the impact of the reinsurance agreement with AuguStar. See Note 11 for additional information.
(3)    Includes the impact of the Universal Life reinsurance transactions with PAR U, PURE and Prudential Insurance effective January 1, 2024, including $1,207 million of DRG, partially offset by a $116 million write-off of the DRG that was recognized with the previous reinsurance agreement. See Note 11 for additional information.
(4)    Includes the impact of the Universal Life reinsurance transactions with PAR U and Prudential Insurance effective October 2024, including $798 million DRG, partially offset by a $94 million write-off of the DRG that was recognized with the previous reinsurance agreement. See Note 11 for additional information.

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

Variable Annuities
(in thousands)
Balance, December 31, 2021	$414,619
Capitalization	676
Amortization expense	(33,791)
Balance, December 31, 2022	381,504
Capitalization	1,514
Amortization expense	(31,625)
Other	31
Balance, December 31, 2023	351,424
Capitalization	1,243
Amortization expense	(30,316)
Balance, December 31, 2024	$322,351

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
The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within "Future policy benefits" or "Market risk benefit liabilities" (or "assets," if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses)”.

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,548	$2,954
Obligations of U.S. states and their political subdivisions authorities	115	0
U.S. corporate securities	24,458	9,504
Foreign corporate securities	3,158	1,763
Asset-backed securities	1,099	0
Mortgage-backed securities	82	186
Mutual funds:
Equity	73,226,610	72,614,821
Fixed Income	33,828,097	37,065,162
Other	4,431,975	4,101,661
Equity securities	126,792	104,159
Other invested assets	6,444,077	5,258,900
Short-term investments	2,559	2,126
Cash and cash equivalents	38,686	27,249
Total	$118,143,256	$119,188,485

For the periods ended December 31, 2024, 2023 and 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Year Ended December 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	601,236	3,513,738	4,114,974
Investment performance	8,395,586	4,657,022	13,052,608
Policy charges	(2,210,261)	(923,275)	(3,133,536)
Surrenders and withdrawals	(13,827,431)	(450,573)	(14,278,004)
Benefit payments	(66,029)	(285,680)	(351,709)
Net transfers (to) from general account	(100,193)	(380,869)	(481,062)
Other	7,026	24,474	31,500
Balance, end of period	$85,183,055	$32,960,201	$118,143,256

Cash surrender value(1)	$84,325,382	$29,592,881	$113,918,263

	Year Ended December 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,447	$22,265,799	$114,051,246
Deposits	440,707	2,745,751	3,186,458
Investment performance	12,219,777	4,310,729	16,530,506
Policy charges	(2,296,859)	(829,539)	(3,126,398)
Surrenders and withdrawals	(9,687,372)	(347,955)	(10,035,327)
Benefit payments	(73,791)	(226,242)	(300,033)
Net transfers (to) from general account(2)	(15,121)	(1,175,575)	(1,190,696)
Other	10,333	62,396	72,729
Balance, end of period	$92,383,121	$26,805,364	$119,188,485

Cash surrender value(1)	$91,201,190	$23,700,726	$114,901,916

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$123,977,624	$25,820,204	$149,797,828
Deposits	658,695	2,275,000	2,933,695
Investment performance	(21,600,783)	(4,270,091)	(25,870,874)
Policy charges	(2,513,831)	(767,168)	(3,280,999)
Surrenders and withdrawals	(8,481,231)	(339,931)	(8,821,162)
Benefit payments	(62,586)	(278,140)	(340,726)
Net transfers (to) from general account	(206,269)	(213,752)	(420,021)
Other	13,828	39,677	53,505
Balance, end of period	$91,785,447	$22,265,799	$114,051,246

Cash surrender value(1)	$90,208,083	$19,575,562	$109,783,645
(1) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(2) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
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

	Year Ended December 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of assumption update	21,466	0	21,466
Effect of actual variances from expected experience and other activity	(219,878)	58	(219,820)
Adjusted balance, beginning of period	10,955,132	58	10,955,190
Issuances	827,606	35,717	863,323
Net premiums / considerations collected	(1,319,501)	(35,775)	(1,355,276)
Interest accrual	511,817	0	511,817
Other adjustments	7,092	0	7,092
Balance at original discount rate, end of period	10,982,146	0	10,982,146
Effect of cumulative changes in discount rate assumptions, end of period	(567,443)	0	(567,443)
Balance, end of period	$10,414,703	$0	$10,414,703

	Year Ended December 31, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$18,426,207	$228,788	$18,654,995
Effect of cumulative changes in discount rate assumptions, beginning of period	331,571	19,521	351,092
Balance at original discount rate, beginning of period	18,757,778	248,309	19,006,087
Effect of assumption update	21,480	(3,643)	17,837
Effect of actual variances from expected experience and other activity	(259,137)	502	(258,635)
Adjusted balance, beginning of period	18,520,121	245,168	18,765,289
Issuances	827,606	35,717	863,323
Interest accrual	893,983	9,119	903,102
Benefit payments	(1,471,863)	(32,225)	(1,504,088)
Other adjustments	11,225	(251)	10,974
Balance at original discount rate, end of period	18,781,072	257,528	19,038,600
Effect of cumulative changes in discount rate assumptions, end of period	(1,091,673)	(19,442)	(1,111,115)
Balance, end of period	$17,689,399	$238,086	$17,927,485
Other, end of period			1,474
Total balance, end of period			$17,928,959

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,274,696	$238,086	$7,512,782
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,274,740	238,086	7,512,826
Less: Reinsurance recoverables	6,753,842	20,516	6,774,358
Balance after reinsurance recoverables, end of period, post-flooring	$520,898	$217,570	$738,468

	Year Ended December 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,911,794	$0	$10,911,794
Effect of cumulative changes in discount rate assumptions, beginning of period	554,896	0	554,896
Balance at original discount rate, beginning of period	11,466,690	0	11,466,690
Effect of assumption update	(790)	0	(790)
Effect of actual variances from expected experience and other activity	(200,513)	(989)	(201,502)
Adjusted balance, beginning of period	11,265,387	(989)	11,264,398
Issuances	712,495	36,646	749,141
Net premiums / considerations collected	(1,345,514)	(35,657)	(1,381,171)
Interest accrual	521,176	0	521,176
Balance at original discount rate, end of period	11,153,544	0	11,153,544
Effect of cumulative changes in discount rate assumptions, end of period	(225,711)	0	(225,711)
Balance, end of period	$10,927,833	$0	$10,927,833

	Year Ended December 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,835,251	$204,727	$18,039,978
Effect of cumulative changes in discount rate assumptions, beginning of period	962,035	24,876	986,911
Balance at original discount rate, beginning of period	18,797,286	229,603	19,026,889
Effect of assumption update	(1,044)	0	(1,044)
Effect of actual variances from expected experience and other activity	(263,243)	6,991	(256,252)
Adjusted balance, beginning of period	18,532,999	236,594	18,769,593
Issuances	712,495	36,646	749,141
Interest accrual	895,023	8,440	903,463
Benefit payments	(1,386,583)	(33,287)	(1,419,870)
Other adjustments	3,844	(84)	3,760
Balance at original discount rate, end of period	18,757,778	248,309	19,006,087
Effect of cumulative changes in discount rate assumptions, end of period	(331,571)	(19,521)	(351,092)
Balance, end of period	$18,426,207	$228,788	$18,654,995
Other, end of period			1,765
Total balance, end of period			$18,656,760

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,498,374	$228,788	$7,727,162
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,498,418	228,788	7,727,206
Less: Reinsurance recoverables	6,817,488	18,489	6,835,977
Balance after reinsurance recoverables, end of period, post-flooring	$680,930	$210,299	$891,229

	Year Ended December 31, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$12,485,056	$0	$12,485,056
Effect of cumulative changes in discount rate assumptions, beginning of period	(1,826,120)	0	(1,826,120)
Balance at original discount rate, beginning of period	10,658,936	0	10,658,936
Effect of assumption update	1,295,294	0	1,295,294
Effect of actual variances from expected experience and other activity	(112,661)	(1,143)	(113,804)
Adjusted balance, beginning of period	11,841,569	(1,143)	11,840,426
Issuances	439,874	30,469	470,343
Net premiums / considerations collected	(1,339,902)	(29,326)	(1,369,228)
Interest accrual	525,149	0	525,149
Balance at original discount rate, end of period	11,466,690	0	11,466,690
Effect of cumulative changes in discount rate assumptions, end of period	(554,896)	0	(554,896)
Balance, end of period	$10,911,794	$0	$10,911,794

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$20,937,097	$237,065	$21,174,162
Effect of cumulative changes in discount rate assumptions, beginning of period	(3,607,275)	(16,704)	(3,623,979)
Balance at original discount rate, beginning of period	17,329,822	220,361	17,550,183
Effect of assumption update	1,756,995	0	1,756,995
Effect of actual variances from expected experience and other activity	(206,175)	(1,639)	(207,814)
Adjusted balance, beginning of period	18,880,642	218,722	19,099,364
Issuances	439,874	30,469	470,343
Interest accrual	888,525	7,836	896,361
Benefit payments	(1,416,823)	(27,138)	(1,443,961)
Other adjustments	5,068	(286)	4,782
Balance at original discount rate, end of period	18,797,286	229,603	19,026,889
Effect of cumulative changes in discount rate assumptions, end of period	(962,035)	(24,876)	(986,911)
Balance, end of period	$17,835,251	$204,727	$18,039,978
Other, end of period			2,127
Total balance, end of period			$18,042,105

	Year Ended December 31, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$6,923,457	$204,727	$7,128,184
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	6,923,457	204,727	7,128,184
Less: Reinsurance recoverables	6,497,257	16,460	6,513,717
Balance after reinsurance recoverables, end of period, post-flooring	$426,200	$188,267	$614,467

The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Year Ended December 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,815,010	$0
Discounted expected future gross premiums (at original discount rate)	$14,889,078	$0
Discounted expected future gross premiums (at current discount rate)	$14,154,658	$0
Undiscounted expected future benefits and expenses	$29,163,241	$346,892
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.13%	3.94%
Weighted-average interest rate (at current discount rate)	5.59%	5.49%

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,871,767	$0
Discounted expected future gross premiums (at original discount rate)	$15,027,611	$0
Discounted expected future gross premiums (at current discount rate)	$14,748,999	$0
Undiscounted expected future benefits and expenses	$29,118,532	$332,902
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.17%	3.70%
Weighted-average interest rate (at current discount rate)	4.99%	4.95%

	Year Ended December 31, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$22,223,836	$0
Discounted expected future gross premiums (at original discount rate)	$15,322,180	$0
Discounted expected future gross premiums (at current discount rate)	$14,587,657	$0
Undiscounted expected future benefits and expenses	$29,330,574	$306,286
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.23%	3.60%
Weighted-average interest rate (at current discount rate)	5.39%	5.33%
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

In 2024, there was a $29 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $28 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Deferred Profit Liability

The balances of and changes in DPL for the years ended December 31, are as follows:

	2024	2023	2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$14,818	$18,193	$15,765
Effect of assumption update	2,110	0	0
Effect of actual variances from expected experience and other activity	580	(6,978)	1,250
Adjusted balance, beginning of period	17,508	11,215	17,015
Profits deferred	7,070	5,191	2,511
Interest accrual	729	552	616
Amortization	(2,345)	(2,129)	(1,909)
Other adjustments	(23)	(11)	(40)
Balance, end of period, post-flooring	22,939	14,818	18,193
Less: Reinsurance recoverables	1,513	1,365	1,684
Balance after reinsurance recoverables, end of period	$21,426	$13,453	$16,509

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products, for the years ended December 31,:

	2024	2023	2022
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,792	$12,664,445	$11,660,527
Flooring impact and amounts in AOCI	831,583	1,269,236	(896,931)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,375	13,933,681	10,763,596
Effect of assumption update	154,058	22,910	2,197,592
Effect of actual variances from expected experience and other activity	265,684	34,021	(223,185)
Adjusted balance, beginning of period	15,532,117	13,990,612	12,738,003
Assessments collected(1)	1,242,684	929,709	961,924
Interest accrual	536,678	486,253	433,631
Benefits paid	(343,241)	(294,199)	(199,877)
Balance, excluding amounts in AOCI, end of period, pre-flooring	16,968,238	15,112,375	13,933,681
Flooring impact and amounts in AOCI	(617,186)	(831,583)	(1,269,236)
Balance, including amounts in AOCI, end of period, post-flooring	16,351,052	14,280,792	12,664,445
Less: Reinsurance recoverables	16,129,846	14,054,600	12,458,184
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$221,206	$226,192	$206,261
(1) Represents the portion of gross assessments required to fund the future policy benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	2024	2023	2022
	($ in thousands)
Weighted-average duration of the liability in years (at original discount rate)	22	22	23
Weighted-average interest rate (at original discount rate)	3.33%	3.39%	3.37%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Consolidated Statements of Financial Position for the years ended December 31,:

	2024	2023	2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,512,826	$7,727,206	$7,128,184
Deferred profit liability, end of period, post-flooring	22,939	14,818	18,193
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	16,351,052	14,280,792	12,664,445
Subtotal of amounts disclosed above	23,886,817	22,022,816	19,810,822
Other Future policy benefits reserves(1)	1,226,950	1,182,389	1,018,211
Total Future policy benefits	$25,113,767	$23,205,205	$20,829,033
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Year Ended December 31, 2024
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,833,017	$0	$43,092	$1,876,109
Deferred profit liability	0	0	(8,121)	(8,121)
Additional insurance reserves	0	2,050,441	0	2,050,441
Total	$1,833,017	$2,050,441	$34,971	$3,918,429

	Year Ended December 31, 2023
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,804,955	$0	$41,111	$1,846,066
Deferred profit liability	0	0	3,375	3,375
Additional insurance reserves	0	1,405,696	0	1,405,696
Total	$1,804,955	$1,405,696	$44,486	$3,255,137

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,831,360	$0	$32,105	$1,863,465
Deferred profit liability	0	0	(2,428)	(2,428)
Additional insurance reserves	0	1,367,796	0	1,367,796
Total	$1,831,360	$1,367,796	$29,677	$3,228,833
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

	Year Ended December 31, 2024
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$382,165	$0	$9,119	$391,284
Deferred profit liability	0	0	729	729
Additional insurance reserves	0	536,678	0	536,678
Total	$382,165	$536,678	$9,848	$928,691

	Year Ended December 31, 2023
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$373,845	$0	$8,440	$382,285
Deferred profit liability	0	0	552	552
Additional insurance reserves	0	486,253	0	486,253
Total	$373,845	$486,253	$8,992	$869,090

	Year Ended December 31, 2022
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$363,375	$0	$7,836	$371,211
Deferred profit liability	0	0	616	616
Additional insurance reserves	0	433,631	0	433,631
Total	$363,375	$433,631	$8,452	$805,458

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
9. POLICYHOLDERS' ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period(5)	$6,164,313	$22,810,665	$20,167,713	$49,142,691
Deposits	5,215,817	8,315,212	2,157,575	15,688,604
Interest credited	222,516	516,018	570,988	1,309,522
Policy charges	(5,290)	(32,987)	(1,831,168)	(1,869,445)
Surrenders and withdrawals	(554,653)	(782,216)	(778,928)	(2,115,797)
Benefit payments	(55,956)	(30,427)	(70,363)	(156,746)
Net transfers (to) from separate account	0	100,193	380,869	481,062
Change in market value and other adjustments(1)	210,590	2,320,873	94,453	2,625,916
Balance, end of period	$11,197,337	$33,217,331	$20,691,139	$65,105,807
Unearned revenue reserve				4,415,187
Other				107,324
Total Policyholders' account balance				$69,628,318

Weighted-average crediting rate	2.56%	1.72%	2.79%	2.23%
Net amount at risk(3)	$11	$0	$345,969,571	$345,969,582
Cash surrender value(4)	$9,863,990	$31,516,776	$19,391,617	$60,772,383

	Year Ended December 31, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,823	$16,432,032	$18,736,365	$38,744,220
Deposits	2,612,775	4,633,727	2,117,153	9,363,655
Interest credited(5)	101,192	243,908	556,057	901,157
Policy charges	(8,438)	(23,368)	(1,810,644)	(1,842,450)
Surrenders and withdrawals	(229,843)	(516,039)	(845,436)	(1,591,318)
Benefit payments	(50,522)	(30,461)	(83,409)	(164,392)
Net transfers (to) from separate account(2)	0	15,121	1,175,575	1,190,696
Change in market value and other adjustments(1)(5)	163,326	2,055,745	322,052	2,541,123
Balance, end of period(5)	$6,164,313	$22,810,665	$20,167,713	$49,142,691
Unearned revenue reserve				3,741,426
Other				102,583
Total Policyholders' account balance(5)				$52,986,700

Weighted-average crediting rate	2.08%	1.40%	2.86%	2.12%
Net amount at risk(3)	$15	$0	$323,508,432	$323,508,447
Cash surrender value(4)	$5,307,537	$20,490,433	$18,676,852	$44,474,822

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period(5)	$3,005,867	$11,723,977	$18,762,548	$33,492,392
Deposits(5)	754,397	4,550,660	2,173,035	7,478,092
Interest credited	53,884	175,574	583,814	813,272
Policy charges	(5,118)	(5,482)	(1,795,879)	(1,806,479)
Surrenders and withdrawals	(68,343)	(282,497)	(873,034)	(1,223,874)
Benefit payments	(90,640)	(35,042)	(103,358)	(229,040)
Net transfers (to) from separate account	0	206,269	213,752	420,021
Change in market value and other adjustments(1)(5)	(74,224)	98,573	(224,513)	(200,164)
Balance, end of period	$3,575,823	$16,432,032	$18,736,365	$38,744,220
Unearned revenue reserve				3,067,336
Other				100,980
Total Policyholders' account balance				$41,912,536

Weighted-average crediting rate	1.64%	1.26%	3.11%	2.26%
Net amount at risk(3)	$3	$0	$304,864,582	$304,864,585
Cash surrender value(4)	$2,968,033	$13,844,151	$17,137,744	$33,949,928
(1)    Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)    Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
(3)    The net amount at risk calculation includes both general and separate account balances.
(4)    Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(5) Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$249	$3,103	$11,939	$1,021,834	$1,037,125
1.00% - 1.99%	430,477	62,519	172,877	68,973	734,846
2.00% - 2.99%	302,520	459,748	557,349	15,794	1,335,411
3.00% - 4.00%	1,894,646	6,114	10,896	3,219	1,914,875
Greater than 4.00%	0	0	0	0	0
Total	$2,627,892	$531,484	$753,061	$1,109,820	$5,022,257
Variable Annuities
Less than 1.00%	$128,748	$502,988	$647,480	$182	$1,279,398
1.00% - 1.99%	121,336	294,635	2,494	0	418,465
2.00% - 2.99%	17,039	3,829	4,162	0	25,030
3.00% - 4.00%	819,316	1,860	0	0	821,176
Greater than 4.00%	1,978	0	0	0	1,978
Total	$1,088,417	$803,312	$654,136	$182	$2,546,047
Variable Life / Universal Life
Less than 1.00%	$3,167	$0	$0	$177,213	$180,380
1.00% - 1.99%	289,677	0	1,849,854	1,513,273	3,652,804
2.00% - 2.99%	30,500	1,535,762	2,695,823	390,117	4,652,202
3.00% - 4.00%	4,149,638	1,716,374	1,082,026	0	6,948,038
Greater than 4.00%	2,095,235	0	0	0	2,095,235
Total	$6,568,217	$3,252,136	$5,627,703	$2,080,603	$17,528,659

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$105	$337	$994	$117,377	$118,813
1.00% - 1.99%	487,191	73,393	234,487	79,713	874,784
2.00% - 2.99%	301,132	469,276	562,347	16,881	1,349,636
3.00% - 4.00%	29,131	0	0	0	29,131
Greater than 4.00%	0	0	0	0	0
Total	$817,559	$543,006	$797,828	$213,971	$2,372,364
Variable Annuities
Less than 1.00%	$908,097	$807,460	$18,083	$2	$1,733,642
1.00% - 1.99%	214,377	2,061	1,060	0	217,498
2.00% - 2.99%	23,323	4,071	4135	0	31,529
3.00% - 4.00%	903,953	9245	33	0	913,231
Greater than 4.00%	2,046	0	0	0	2,046
Total	$2,051,796	$822,837	$23,311	$2	$2,897,946
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$196,692	$196,692
1.00% - 1.99%	201,121	0	2,588,458	528,155	3,317,734
2.00% - 2.99%	28,061	1,445,439	2,789,520	260,651	4,523,671
3.00% - 4.00%	3,956,631	2,217,133	1,107,726	0	7,281,490
Greater than 4.00%	2,136,137	0	0	0	2,136,137
Total	$6,321,950	$3,662,572	$6,485,704	$985,498	$17,455,724

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	521,189	73,554	248,881	83,415	927,039
2.00% - 2.99%	208,420	0	0	0	208,420
3.00% - 4.00%	38,195	0	0	0	38,195
Greater than 4.00%	0	0	0	0	0
Total	$767,804	$73,554	$248,881	$83,415	$1,173,654
Variable Annuities
Less than 1.00%	$1,008,763	$861,119	$18,744	$2	$1,888,628
1.00% - 1.99%	243,223	2,257	1294	0	246,774
2.00% - 2.99%	26,778	973	0	0	27,751
3.00% - 4.00%	1,070,958	2,247	0	0	1,073,205
Greater than 4.00%	2,172	0	0	0	2,172
Total	$2,351,894	$866,596	$20,038	$2	$3,238,530
Variable Life / Universal Life
Less than 1.00%	$11,902	$0	$0	$0	$11,902
1.00% - 1.99%	418,399	0	773,591	1,928,342	3,120,332
2.00% - 2.99%	32,651	121,200	2,413,571	1,824,303	4,391,725
3.00% - 4.00%	4,737,864	3,510	2,093,511	129,398	6,964,283
Greater than 4.00%	2,145,123	0	0	0	2,145,123
Total	$7,345,939	$124,710	$5,280,673	$3,882,043	$16,633,365

(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve

The balances of and changes in URR as of and for the periods ended are as follows:

	Years Ended December 31,
	2024	2023	2022
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$3,741,426	$3,067,336	$2,398,788
Unearned revenue	859,231	827,960	799,185
Amortization expense	(185,468)	(153,779)	(129,525)
Other adjustments	(2)	(91)	(1,112)
Balance, end of period	$4,415,187	$3,741,426	$3,067,336

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,707,407	$(917,792)	$2,789,615
Effect of cumulative changes in non-performance risk	1,067,983	0	1,067,983
Balance, beginning of period, before effect of changes in non-performance risk	4,775,390	(917,792)	3,857,598
Attributed fees collected	1,095,139	(259,099)	836,040
Claims paid	(57,083)	5,669	(51,414)
Interest accrual	226,734	(56,043)	170,691
Actual in force different from expected	49,864	(21,062)	28,802
Effect of changes in interest rates	(1,436,230)	277,354	(1,158,876)
Effect of changes in equity markets	(1,660,907)	177,329	(1,483,578)
Effect of assumption update	85,619	3,984	89,603
Issuances	70,965	(5,019)	65,946
Other adjustments	(34,183)	11,566	(22,617)
Effect of changes in current period counterparty non-performance risk	0	(61,469)	(61,469)
Balance, end of period, before effect of changes in non-performance risk	3,115,308	(844,582)	2,270,726
Effect of cumulative changes in non-performance risk	(626,845)	0	(626,845)
Balance, end of period	$2,488,463	$(844,582)	$1,643,881

	Year Ended December 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Attributed fees collected	1,158,879	(246,747)	912,132
Claims paid	(85,898)	9,952	(75,946)
Interest accrual	293,205	(53,016)	240,189
Actual in force different from expected	79,030	(13,338)	65,692
Effect of changes in interest rates	(1,438,873)	455,062	(983,811)
Effect of changes in equity markets	(1,845,207)	180,953	(1,664,254)
Effect of assumption update	330,769	(54,067)	276,702
Issuances	29,433	7,680	37,113
Other adjustments(1)(2)	(24,483)	(635,011)	(659,494)
Effect of changes in current period counterparty non-performance risk	0	(146,999)	(146,999)
Balance, end of period, before effect of changes in non-performance risk	4,775,390	(917,792)	3,857,598
Effect of cumulative changes in non-performance risk(2)	(1,067,983)	0	(1,067,983)
Balance, end of period	$3,707,407	$(917,792)	$2,789,615

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$8,884,362	$(906,484)	$7,977,878
Effect of cumulative changes in non-performance risk	287,605	0	287,605
Balance, beginning of period, before effect of changes in non-performance risk	9,171,967	(906,484)	8,265,483
Attributed fees collected	1,249,956	(147,727)	1,102,229
Claims paid	(64,406)	3,456	(60,950)
Interest accrual	143,483	(13,438)	130,045
Actual in force different from expected	105,996	(9,968)	96,028
Effect of changes in interest rates	(7,271,427)	767,394	(6,504,033)
Effect of changes in equity markets	3,103,563	(326,575)	2,776,988
Effect of assumption update	(160,597)	23,171	(137,426)
Effect of changes in current period counterparty non-performance risk	0	187,910	187,910
Balance, end of period, before effect of changes in non-performance risk	6,278,535	(422,261)	5,856,274
Effect of cumulative changes in non-performance risk	(1,727,910)	0	(1,727,910)
Balance, end of period	$4,550,625	$(422,261)	$4,128,364
(1)     Other adjustments for December 31, 2023 primarily includes $638 million related to the reinsurance transaction with AuguStar. See Note 11 for additional information.
(2) Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

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

The following table presents accompanying information to the rollforward table above.

	December 31, 2024	December 31, 2023	December 31, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$8,722,499	$9,041,651	$12,141,947
Weighted-average attained age of contractholders	71	70	68
(1)    For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	December 31, 2024	December 31, 2023	December 31, 2022
	Variable Annuities
	(in thousands)
Direct and assumed	$1,492,186	$1,201,945	$850,060
Ceded	1,145,177	1,165,298	543,177
Total market risk benefit assets	$2,637,363	$2,367,243	$1,393,237

Direct and assumed(1)	$3,980,650	$4,909,352	$5,400,685
Ceded	300,594	247,506	120,916
Total market risk benefit liabilities	$4,281,244	$5,156,858	$5,521,601

Net liability	$1,643,881	$2,789,615	$4,128,364
(1) Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

11. REINSURANCE
The Company participates in reinsurance with its affiliates PARCC, PAR U, PURE, Lotus Re, PALAC, a former subsidiary of Prudential Financial that was sold to Fortitude on April 1, 2022, prior to January 1, 2024 with its affiliates Prudential Universal Reinsurance Company (“PURC”) and Gibraltar Universal Life Reinsurance Company (“GUL Re”), and prior to October 1, 2024 with its affiliates Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”). The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily YRT and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.
Effective October 2024, the Company entered into an agreement with Wilton Re to coinsure a closed block of GUL policies, resulting in a DRL of $979 million. To effectuate this transaction the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $270 million pre-tax recapture gain and a $798 million DRG, respectively. The DRL and DRG will be amortized into income over the remaining life of the reinsured policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, PURC and GUL Re and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $990 million pre-tax recapture loss and a $1,207 million DRG, respectively. The DRG will be amortized into income over the estimated remaining life of the reinsured policies.
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
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance are recorded within “Reinsurance recoverables and deposit receivables” and the corresponding funds withheld liability for assets retained under these reinsurance agreements are recorded within “Reinsurance and funds withheld payables”. Balances associated with these agreements are included in the tables below.
"Change in value of market risk benefits, net of related hedging gains (losses)" include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities within the PLNJ business to Prudential Insurance. These reinsurance agreements are market risk benefits and have been accounted for in the same manner.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2024	2023
	(in thousands)
Reinsurance recoverables and deposit receivables(1)(2)	$48,247,817	$40,256,800
Policy loans	(1,143,726)	(1,082,584)
Deferred policy acquisition costs(2)	(3,319,067)	(3,189,110)
Deferred sales inducements	(32,573)	(35,313)
Market risk benefit assets	1,145,580	1,165,378
Other assets(1)	1,538,231	258,748
Policyholders’ account balances	5,567,661	5,977,108
Future policy benefits	7,443,997	7,026,209
Market risk benefit liabilities(2)	302,310	251,318
Reinsurance and funds withheld payables(1)(2)	8,611,141	2,738,979
Other liabilities(1)	3,282,713	1,651,733
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
Unaffiliated reinsurance amounts included in the table above and in the Company's Consolidated Statements of Financial Position as of December 31, were as follows:

	2024	2023
	(in thousands)
Policy loans	$(48,644)	$0
Deferred policy acquisition costs(1)	(637,555)	71,315
Market risk benefit assets	804,015	745,662
Other assets(2)(3)	1,118,974	176,436
Policyholders’ account balances	1,665,998	1,830,579
Future policy benefits	160	453
Market risk benefit liabilities(4)	151,432	133,374
Reinsurance and funds withheld payables(2)(4)	3,360,901	1,620,504
Other liabilities(2)	257,929	287,551
(1)Includes $699 million of deferred policy acquisition costs related to the transaction with Wilton Re.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes $979 million deferred loss related to the reinsurance transaction with Wilton Re.
(4)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reinsurance recoverables and deposit receivables by counterparty as of December 31, were as follows:

	2024	2023
	(in thousands)
PAR U	$11,426,975	$15,722,061
PURC	0	7,565,968
PARCC	7,049,164	2,304,270
GUL Re	0	3,211,899
PAR Term	0	2,101,004
Prudential Insurance(1)	7,507,414	1,331,202
Term Re	0	2,080,564
Lotus Re	2,130,095	2,051,831
DART	0	744,043
PURE	7,951,965	0
Unaffiliated(1)(2)(3)	12,182,204	3,143,958
Total reinsurance recoverables and deposit receivables(1)	$48,247,817	$40,256,800
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes balances with Wilton Re, FLIAC, Somerset Re and other counterparties. See below for further information on significant third-party reinsurance arrangements.
(3)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2024	2023	2022
	(in thousands)
Premiums:
Direct	$1,846,109	$1,853,184	$1,868,709
Assumed	92	(61)	776
Ceded	(1,453,074)	(1,524,226)	(1,604,277)
Net premiums	393,127	328,897	265,208
Policy charges and fee income:
Direct	3,190,753	2,995,595	3,034,193
Assumed	899,767	604,311	594,622
Ceded(1)	3,292,277	(2,063,300)	(2,398,214)
Net policy charges and fee income	7,382,797	1,536,606	1,230,601

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	2024	2023	2022
Net investment income:
Direct	2,474,541	1,700,684	920,674
Assumed	1,325	1,364	1,513
Ceded	(53,849)	(26,526)	(38,186)
Net investment income(2)	2,422,017	1,675,522	884,001
Asset administration fees:
Direct	329,181	323,444	351,600
Assumed	0	0	0
Ceded	(105,618)	(90,494)	(67,418)
Net asset administration fees	223,563	232,950	284,182
Other income (loss):
Direct	297,868	636,930	(731,796)
Assumed	2,983	(475)	271
Ceded(3)	458,905	114,908	95,252
Net other income(2)	759,756	751,363	(636,273)
Realized investment gains (losses), net:
Direct(3)	500,023	(1,203,453)	497,016
Assumed(3)	85,248	162,291	(291,679)
Ceded(3)	(133,854)	(105,937)	84,592
Realized investment gains (losses), net(2)	451,417	(1,147,099)	289,929
Change in value of market risk benefits, net of related hedging gains (losses):
Direct(3)	(98,562)	287,936	(181,260)
Assumed(3)	2,626	(4,115)	0
Ceded(3)	(338,019)	(390,594)	(519,321)
Net change in value of market risk benefits, net of related hedging gains (losses)	(433,955)	(106,773)	(700,581)
Policyholders’ benefits (including change in reserves):
Direct	3,825,305	3,354,306	3,362,353
Assumed	1,058,315	1,258,651	1,107,436
Ceded(1)	3,468,713	(4,109,168)	(4,011,416)
Net policyholders’ benefits (including change in reserves)(2)	8,352,333	503,789	458,373
Change in estimates of liability for future policy benefits:
Direct	303,141	(18,361)	1,716,983
Assumed	92,766	8,644	679,863
Ceded	(416,550)	13,669	(2,341,747)
Net change in estimates of liability for future policy benefits	(20,643)	3,952	55,099
Interest credited to policyholders’ account balances:
Direct(3)	1,310,867	884,527	805,411
Assumed	153,052	136,725	74,402
Ceded	(426,188)	(399,607)	(434,598)
Net interest credited to policyholders’ account balances	1,037,731	621,645	445,215
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(3)	(1,398,843)	(403,517)	(152,779)
(1)Current period amounts include the impacts of the recaptures from PAR U as discussed above.
(2)Amounts include reinsurance agreements using the deposit method of accounting.
(3)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2024	2023	2022
	(in thousands)
Premiums:
Assumed	$89	$(69)	$149
Ceded	(107,449)	(70,169)	(42,721)

Policy charges and fee income:
Assumed	1,381	1,563	2,113
Ceded	(191,368)	(143,764)	(81,781)

Net investment income(1):
Ceded	(1,659)	23,023	10,802

Asset administration fees:
Ceded	(28,354)	(22,415)	0

Other income (loss)(1):
Assumed(2)	2,983	(475)	270
Ceded(2)	142,267	44,260	18,440

Realized investment gains (losses), net(1):
Assumed	85,248	162,291	778,620
Ceded(2)	(91,712)	(101,449)	83,612

Change in value of market risk benefits, net of related hedging gains (losses):
Assumed(2)	2,626	(4,115)	0
Ceded	(124,816)	(186,996)	(120,663)

Policyholders' benefits (including change in reserves)(1):
Assumed	348	804	2,566
Ceded	(366,669)	(157,344)	(94,402)

Change in estimates of liability for future policy benefits:
Ceded	96,014	(1,367)	(6,824)

Interest credited to policyholders' account balances:
Assumed	39,263	16,243	(95,285)
Ceded	(24,550)	0	0
(1)Amounts include reinsurance agreements using the deposit method of accounting.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2024	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$1,181,531,932	$1,127,561,798	$1,093,610,227
Assumed gross life insurance face amount in force	34,530,341	35,558,423	36,668,045
Reinsurance ceded	(1,080,451,145)	(1,027,473,705)	(1,009,571,304)
Net life insurance face amount in force	$135,611,128	$135,646,516	$120,706,968
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
Effective October 1, 2024, Pruco Life recaptured the remaining portion of the policies equal to 25% of the risks associated with universal life policies with effective dates prior to January 1, 2015 and 100% of the risks associated with universal life policies with effective dates beginning January 1, 2015. As a result of the recapture, the Company recognized a $270 million pre-tax recapture gain, as discussed above, which includes the recognition of a prior $94 million DRG related to the previous reinsurance agreement. Following the result of this recapture, Pruco Life only cedes the GUL business in connection with the Hartford Life Business to PAR U as of December 31, 2024.
Effective October 1, 2024, PLNJ recaptured 100% of the risks associated with the remaining universal life policies, with effective dates from January 1, 2015 to December 31, 2019. As a result of the recapture, the Company recognized a $29 million pre-tax recapture loss which is part of the $270 million pre-tax recapture gain discussed above. The loss includes the recognition of a prior $8 million DRG related to the previous reinsurance agreement. Following the result of this recapture, PLNJ no longer cedes to PAR U as of December 31, 2024.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
PURC
Pruco Life reinsures 70% of all the risks associated with its Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates from January 1, 2011 through December 31, 2013, with PURC and 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain other universal life policies, with effective dates from January 1, 2014 through December 31, 2016.
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
Effective October 1, 2024, the Company revised the existing coinsurance terms with PARCC, increasing the quota share of reinsured policies to 100% which includes policies which were previously reinsured to PAR Term, Term Re and DART. As a result of the revised terms, the Company recognized a $351 million DRL that will be amortized into income over the estimated remaining life of the reinsured policies.
On November 20, 2024, PAR Term, Term Re and DART merged into PARCC.
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
On November 20, 2024, PAR Term merged into PARCC.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
On November 20, 2024, Term Re merged into PARCC.
Prudential Insurance
The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. This agreement was terminated for new business effective January 1, 2020, with certain new business (primarily universal life policies) terminated as early as 2017. The Company now reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, certain term life insurance policies were recaptured and subsequently reinsured to PARCC and PAR Term as noted above. As of January 1, 2022, most of the variable life insurance policies were recaptured resulting in a $305 million loss recorded through "Policy charges and fee income". Those policies were then reinsured to Lotus Re as mentioned below. Effective January 1, 2024, the Company recaptured all GUL policies with Prudential Insurance and subsequently entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk for the totality of GUL policies reinsured to PURE. Effective October 1, 2024, the Company recaptured the term business from Prudential Insurance, and revised the existing coinsurance terms with PARCC to reflect revised quota share. As a result of the recapture, the Company recognized a $3 million pre-tax recapture loss. Additionally, effective October 1, 2024, the Company entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk of recaptured GUL policies from PAR U.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
Effective December 15, 2024, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with certain fixed index annuities and multi-year guaranteed annuity contracts issued on or after the effective date of the agreement on a coinsurance basis. The deposit receivables was $52 million as of December 31, 2024.
DART
Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.
On November 20, 2024, DART merged into PARCC.
Significant Third-Party Reinsurance Arrangements
AuguStar Life Insurance Company (Formerly Known as The Ohio National Life Insurance Company)
Effective April 1, 2023, the Company entered into an agreement with AuguStar, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. This block represents approximately 10% of the Company’s remaining legacy in force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its PDI traditional variable annuity contracts. The general account liabilities associated with PDI's guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as market risk benefits. As a result of the transaction, the Company recognized a $277 million DRG at inception that is amortized into income over the estimated remaining life of the reinsured policies.
FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with FLIAC under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, "Reinsurance recoverables and deposit receivables" includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of December 31, 2024, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block. Reinsurance recoverables was $1,395 million and $1,429 million as of December 31, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $2,582 million and $1,526 million at December 31, 2024 and 2023, respectively. The funds withheld liabilities totaled $2,434 million and $1,412 million at December 31, 2024 and 2023, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of December 31, 2024, $1.9 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
Wilton Re
Effective October 1, 2024, the Company entered into a reinsurance agreement with Wilton Re to coinsure a closed block of GUL policies. Reinsurance recoverables was $7,478 million as of December 31, 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
12. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Current tax expense (benefit):
U.S. federal	$151,544	$698,170	$(345,263)
State and local	5,763	14,550	4,479
Total	157,307	712,720	(340,784)
Deferred tax expense (benefit):
U.S. federal(1)	(22,612)	(686,252)	44,097
State and local	454	0	0
Total	(22,158)	(686,252)	44,097
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	135,149	26,468	(296,687)
Income tax expense (benefit) on equity in earnings of operating joint ventures	24	(109)	(193)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)(1)	(151,234)	(5,638)	(106,197)
Total income tax expense (benefit)	$(16,061)	$20,721	$(403,077)
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024, 2023 and 2022, and the reported income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	($ in thousands)
Expected federal income tax expense (benefit)(1)	$204,342	$100,305	$(208,444)
Non-taxable investment income	(42,621)	(42,730)	(46,426)
Tax credits	(29,001)	(42,578)	(47,544)
State taxes (net of federal benefit)	4,911	11,495	3,538
Other	(2,482)	(24)	2,189
Reported income tax expense (benefit)	$135,149	$26,468	$(296,687)
Effective tax rate(1)	13.9%	5.5%	29.9%
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint venture.” The Company’s effective tax rate for fiscal years 2024, 2023 and 2022 was 13.9%, 5.5% and 29.9%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2024, 2023 and 2022, and the Company’s effective tax rate during the periods presented:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $41 million of the total $43 million of 2024 non-taxable investment income, $40 million of the total $43 million of 2023 non-taxable investment income, and $44 million of the total $46 million of 2022 non-taxable investment income. The DRD for the current period was estimated using information from 2023, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
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

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Insurance reserves(1)	$1,749,792	$1,663,037
Investments(1)	1,033,856	788,425
Net unrealized loss on securities	410,718	296,749
Other	5,647	4,723
Deferred tax assets	3,200,013	2,752,934
Deferred tax liabilities:
Deferred policy acquisition cost(1)	1,227,858	946,846
Deferred sales inducements	66,686	72,791
Deferred tax liabilities	1,294,544	1,019,637
Net deferred tax asset (liability)	$1,905,469	$1,733,297
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
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
Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2024, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.
The Company had no valuation allowance as of December 31, 2024, and 2023. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $973 million, $478 million and $(993) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2024, 2023, and 2022. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2024, the Company remains subject to examination in the U.S. for tax years 2014 through 2024.
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

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(11,274)	$306,331	$(125,809)	$227,206	$396,454
Change in OCI before reclassifications	(9,337)	(2,249,609)	310,351	1,440,307	(508,288)
Amounts reclassified from AOCI	0	(4,428)	0	0	(4,428)
Income tax benefit (expense)	604	473,231	(65,174)	(302,464)	106,197
Balance, December 31, 2022	(20,007)	(1,474,475)	119,368	1,365,049	(10,065)
Change in OCI before reclassifications(2)	2,419	677,735	(60,978)	(659,927)	(40,751)
Amounts reclassified from AOCI	0	14,217	0	0	14,217
Income tax benefit (expense)(2)	(497)	(145,255)	12,805	138,585	5,638
Balance, December 31, 2023(2)	(18,085)	(927,778)	71,195	843,707	(30,961)
Change in OCI before reclassifications	(4,595)	(416,996)	58,676	(441,138)	(804,053)
Amounts reclassified from AOCI	0	81,903	0	0	81,903
Income tax benefit (expense)	739	70,169	(12,313)	92,639	151,234
Balance, December 31, 2024	$(21,941)	$(1,192,702)	$117,558	$495,208	$(601,877)
(1)Includes cash flow hedges of $111 million, $12 million, and $139 million as of December 31, 2024, 2023 and 2022, respectively.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$85,491	$16,976	$78,433
Net unrealized investment gains (losses) on available-for-sale securities	(167,394)	(31,193)	(74,005)
Total net unrealized investment gains (losses)(4)	(81,903)	(14,217)	4,428
Total reclassifications for the period	$(81,903)	$(14,217)	$4,428
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on future policy benefits and policyholders’ account balances.

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

	Net Unrealized Investment Gains (Losses) on AFS Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	AOCI Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2021	$3,685	$581,718	$835,430	$(1,033,194)	$(81,308)	$306,331
Net investment gains (losses) on investments arising during the period	(149)	(2,737,481)	0	0	574,760	(2,162,870)
Reclassification adjustment for (gains) losses included in net income	831	(5,259)	0	0	930	(3,498)
Reclassification due to allowance for credit losses recorded during the period	4	(4)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	(2,033,852)	2,521,873	(102,459)	385,562
Balance, December 31, 2022	4,371	(2,161,026)	(1,198,422)	1,488,679	391,923	(1,474,475)
Net investment gains (losses) on investments arising during the period	(4,482)	744,727	0	0	(155,393)	584,852
Reclassification adjustment for (gains) losses included in net income	(265)	14,482	0	0	(2,984)	11,233
Reclassification due to allowance for credit losses recorded during the period	2,363	(2,363)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	397,071	(459,581)	13,122	(49,388)
Balance, December 31, 2023	1,987	(1,404,180)	(801,351)	1,029,098	246,668	(927,778)
Net investment gains (losses) on investments arising during the period	(773)	(525,222)	0	0	110,227	(415,768)
Reclassification adjustment for (gains) losses included in net income	(175)	82,078	0	0	(17,164)	64,739
Reclassification due to allowance for credit losses recorded during the period	(146)	146	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	217,642	(108,643)	(22,894)	86,105
Balance, December 31, 2024	$893	$(1,847,178)	$(583,709)	$920,455	$316,837	$(1,192,702)
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
The following table summarizes certain statutory financial information for the Company, including its subsidiary PLNJ, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Statutory net income (loss)(1)	$(5,195)	$4,923	$3,317
Statutory capital and surplus(1)	5,730	5,161	5,205
(1) 2022 amounts include adjustments made to the audited statutory financial statements as of December 31, 2022.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. The Company must obtain approval from AZDOI prior to paying a dividend if the dividend, together with other dividend distributions made within the preceding twelve months, would exceed the lesser of 10% of statutory surplus or net gain from operations. Based on these limitations, there is no capacity to pay a dividend in 2025 without prior approval. In 2024, there was $550 million return of capital to Prudential Insurance. The Company did not pay dividends to Prudential Insurance in 2024, 2023 and 2022.

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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2024, 2023 and 2022. The expense charged to the Company for the deferred compensation program was $6 million, $5 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $11 million, $13 million and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $18 million, $14 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $8 million, $7 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $56 million for the year ended December 31, 2024.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $820 million, $587 million and $611 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $131 million, $144 million and $105 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Corporate-Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,657 million and $4,156 million as of December 31, 2024 and 2023, respectively. Fees related to these COLI policies were $55 million, $50 million and $52 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.
In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $897 million and $898 million as of December 31, 2024 and 2023, respectively. Interest income related to the policy loan was $42 million and $26 million for the years ended December 31, 2024 and 2023, respectively.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $69 million, $53 million and $41 million for the years ended December 31, 2024, 2023 and 2022, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
The interest income to the Company from PGF related to affiliated cash collateral was $490 million, $499 million and $137 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in "Other income (loss)".
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $1,100 million and $754 million of investments in joint ventures as of December 31, 2024 and 2023, respectively. "Net investment income" related to these ventures includes gains of $68 million, $5 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $271 million, $274 million and $306 million for the years ended December 31, 2024, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $47 million, $38 million and $36 million for the years ended December 31, 2024, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2024	2023
							(in thousands)
U.S. dollar fixed rate notes	2025	-	2038	0.00%	-	12.81%	$520,462	$147,984
Total notes receivable - affiliated(1)							$520,462	$147,984
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
Accrued interest receivable related to these loans was $1 million at both December 31, 2024 and 2023, and is included in “Other assets.” Revenues related to these loans were $3 million for each of the years ended December 31, 2024, 2023 and 2022, respectively, and are included in “Other income (loss).”
Affiliated Commercial Mortgage Loan
The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at December 31, was as follows:

	Maturity Date	Interest Rate	2024	2023
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	9.67%	$0	$71,038
On October 16, 2024, the Company repaid in full its affiliated commercial mortgage loan. As a result, no remaining obligations exist as of December 31, 2024.
The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.
Accrued interest receivable related to the loan was $0 million and $0.5 million at December 31, 2024 and 2023, respectively, and is included in "Accrued investment income". Revenues were $5.5 million, $6.9 million and $4.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in "Net investment income."

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2024 and 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)
				(in thousands)
Prudential Insurance	January 2023	Purchase	Fixed Maturities	$48,329	$50,372	$1,614	$0
Prudential Insurance	March 2023	Purchase	Fixed Maturities	$7,175	$7,500	$256	$0
PURC	April 2023	Purchase	Fixed Maturities	$102,804	$102,804	$0	$0
Term Re	June 2023	Purchase	Fixed Maturities	$115,573	$115,573	$0	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,298	$4,443	$114	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$4,394	$4,494	$80	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$19,453	$19,203	$(198)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$502	$0
Prudential Insurance	September 2023	Purchase	Fixed Maturities	$15,880	$15,801	$(62)	$0
PURC	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Equities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Equities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0
Windhill CLO 1, Ltd.	April 2024	Sale	Fixed Maturities	$2,261	$2,300	$0	$(39)
Windhill CLO 2, Ltd.	May 2024	Sale	Fixed Maturities	$14,034	$14,415	$0	$(381)
Windhill CLO 1, Ltd.	June 2024	Sale	Fixed Maturities	$2,045	$2,100	$0	$(55)
Windhill CLO 2, Ltd.	June 2024	Sale	Fixed Maturities	$23,342	$23,743	$0	$(401)
PAR U	June 2024	Transfer in	Other Invested Assets	$326	$326	$0	$0
PURE	June 2024	Transfer out	Other Invested Assets	$326	$326	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$53,462	$54,628	$0	$(1,166)
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$6,579	$6,695	$0	$(116)
Windhill CLO 1, Ltd.	July 2024	Sale	Fixed Maturities	$2,136	$2,200	$0	$(64)
PAR U	July 2024	Purchase	Fixed Maturities	$17,402	$17,402	$0	$0
Prudential Insurance	July 2024	Purchase	Fixed Maturities	$22,655	$23,433	$614	$0
PAR U	July 2024	Purchase	Fixed Maturities	$1,239	$1,239	$0	$0
PAR U	July 2024	Purchase	Derivatives	$2,975	$2,975	$0	$0
Windhill CLO 2, Ltd.	August 2024	Sale	Fixed Maturities	$21,929	$22,500	$0	$(571)
Windhill CLO 1, Ltd.	August 2024	Sale	Fixed Maturities	$13,650	$14,100	$0	$(450)
PAR U	August 2024	Purchase	Fixed Maturities	$46,742	$46,742	$0	$0
PAR U	August 2024	Purchase	Fixed Maturities	$4,793	$4,793	$0	$0
Prudential Insurance	August 2024	Purchase	Fixed Maturities	$35,872	$35,085	$(621)	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$57,613	$57,613	$0	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$24,575	$24,911	$0	$(336)
Prudential Insurance	September 2024	Purchase	Fixed Maturities	$44,773	$43,632	$(901)	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$21,229	$21,229	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Hirakata	October 2024	Purchase	Fixed Maturities	$3,901	$3,901	$0	$0
PAR U	October 2024	Transfer in	Fixed Maturities	$6,615,438	$6,615,438	$0	$0
Windhill CLO 3, Ltd.	October 2024	Sale	Fixed Maturities	$232,036	$235,610	$0	$(3,574)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$5,824	$5,899	$0	$(75)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$14,690	$14,959	$0	$(269)
Windhill CLO 1, Ltd.	October 2024	Sale	Fixed Maturities	$3,038	$3,100	$0	$(62)
PAR U	October 2024	Transfer in	Equities	$6,120	$6,120	$0	$0
Windhill CLO 3, Ltd.	November 2024	Sale	Fixed Maturities	$17,409	$17,518	$0	$(109)
Windhill CLO 3, Ltd.	December 2024	Sale	Fixed Maturities	$38,020	$38,537	$0	$(517)
Windhill CLO 3, Ltd.	December 2024	Sale	Short-term Investments	$2,882	$2,905	$0	$(23)
Prudential Insurance	December 2024	Contributed Capital	Equities	$415,696	$416,265	$0	$0

Debt Agreements
The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term debt. There was no debt outstanding as of December 31, 2024.

Affiliate	Date Issued	Amount of Notes - December 31, 2024	Amount of Notes - December 31, 2023	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	8/13/2021	$0	$94,953	3.95%	6/20/2024
Prudential Insurance	8/13/2021	0	37,981	3.95%	6/20/2024
Prudential Insurance	8/13/2021	0	47,477	3.95%	6/20/2024
Total Loans Payable to Affiliates(1)		$0	$180,411
(1)Includes $180 million of loans reclassified as current portion of long-term debt as of December 31, 2023.
The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $39 million, $17 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
All debt outstanding as of December 31, 2023 is that of Pruco Life.
Contributed Capital and Dividends
In December 2024, the Company received capital contributions in the amount of $416 million from Prudential Insurance in the form of invested assets. In February and December 2023, the Company received capital contributions in the amount of $405 million and $7 million, respectively, from Prudential Insurance. In March, June and September of 2022, the Company received capital contributions in the amount of $8 million, $3 million and $7 million, respectively, from Prudential Insurance.
In June 2024, there was a $550 million return of capital to Prudential Insurance. In June, September, and December 2023, there was a $300 million, $650 million, and $450 million return of capital, respectively, to Prudential Insurance. There was no return of capital in 2022.
In 2024, 2023 and 2022, the Company did not pay any dividends to Prudential Insurance.
Reinsurance with Affiliates
As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2024 and 2023, the outstanding balances on these commitments were $230 million and $270 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.3 million as of both December 31, 2024 and 2023, which is a change of $0.0 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of December 31, 2024 and 2023, $1,359 million and $1,182 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2024 and 2023.
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
Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan as discussed in Note 11. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $32 million as of both December 31, 2024 and 2023, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	December 31,
	2024	2023
	(in thousands)
Guaranteed value of third-party assets	$3,958,847	$311,302
Fair value of collateral supporting these assets	$3,543,500	$287,621
Asset (liability) associated with guarantee, carried at fair value	$111	$1

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
Individual Annuities and Individual Life
California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In January 2024, a putative class action complaint entitled California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al., was filed in California Superior Court, Alameda County, alleging that the Company has failed to comply with California laws requiring that life insurance policies issued or delivered in California: (i) provide for a contractual 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide policyholders and designees with notice of payment default within 30 days and a 30-day advance written notice of pending lapse; and (iii) notify policyholders annually of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California’s Unfair Competition law and seeks unspecified damages along with declaratory and injunctive relief. In February 2024, defendants removed the action from California state court to the United States District Court for the Northern District of California. Plaintiff filed a motion to remand the action to the California Superior Court, Alameda County, and in December 2024, the motion was granted.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
17. REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

Revision to Financial Statements as of and for the Years Ended December 31, 2023 and 2022

The Company identified multiple errors which impacted the previously issued Consolidated Financial Statements for the years ended December 31, 2023 and 2022. Certain reinsurance recoverable balances associated with the coinsurance with funds withheld of fixed indexed annuities, certain deferred acquisition cost balances associated with indexed variable annuities, and certain other immaterial items were not properly accounted for. Prior period amounts have been revised in the Consolidated Financial Statements to correct these errors as shown below.

Management assessed the materiality of the misstatements described above on prior period Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to the current period and any prior periods. However, management determined it was appropriate to correctly present and revise the Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022. The Consolidated Financial Statements for the impacted interim periods during 2024 will be revised when they are presented within the Quarterly Report on Form 10-Q for the interim periods in 2025.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following are the impacted line items from the Consolidated Financial Statements illustrating the effects of the revisions:

Consolidated Statements of Financial Position

	December 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Deferred policy acquisition costs	$7,097,511	$47,225	$7,144,736
Reinsurance recoverables and deposit receivables(1)	40,348,313	(91,513)	40,256,800
Income tax assets	1,737,651	4,934	1,742,585
TOTAL ASSETS	$213,309,041	$(39,354)	$213,269,687
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$53,012,800	$(26,100)	$52,986,700
Market risk benefit liabilities	5,144,401	12,457	5,156,858
Reinsurance and funds withheld payables(1)	2,746,129	(7,150)	2,738,979
Total liabilities	208,787,616	(20,793)	208,766,823
EQUITY
Retained earnings / (accumulated deficit)	(532,951)	(18,520)	(551,471)
Accumulated other comprehensive income (loss)	(30,920)	(41)	(30,961)
Total equity	4,521,425	(18,561)	4,502,864
TOTAL LIABILITIES AND EQUITY	$213,309,041	$(39,354)	$213,269,687
(1)    As previously reported balances have been updated to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
REVENUES
Other income (loss)	$744,628	$6,735	$751,363
Realized investment gains (losses), net	(1,083,660)	(63,439)	(1,147,099)
Change in value of market risk benefits, net of related hedging gains (losses)	(94,368)	(12,405)	(106,773)
TOTAL REVENUES	3,340,575	(69,109)	3,271,466
BENEFITS AND EXPENSES
Interest credited to policyholders’ account balances	655,445	(33,800)	621,645
Amortization of deferred policy acquisition costs	534,435	5,075	539,510
General, administrative and other expenses	1,151,452	(26,529)	1,124,923
TOTAL BENEFITS AND EXPENSES	2,849,073	(55,254)	2,793,819
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	491,502	(13,855)	477,647
Income tax expense (benefit)	29,378	(2,910)	26,468
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$461,203	$(10,945)	$450,258
Other comprehensive income (loss), before tax:
Gain (loss) from changes in nonperformance risk on market risk benefits	(659,875)	(52)	(659,927)
Total	(26,482)	(52)	(26,534)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(5,627)	(11)	(5,638)
Other comprehensive income (loss), net of taxes	(20,855)	(41)	(20,896)
Comprehensive income (loss)	440,836	(10,986)	429,850

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
	(in thousands)
REVENUES
Other income (loss)	$(651,469)	$15,196	$(636,273)
Realized investment gains (losses), net	336,382	(46,453)	289,929
TOTAL REVENUES	1,648,324	(31,257)	1,617,067
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	520,276	993	521,269
General, administrative and other expenses	1,156,464	(26,764)	1,129,700
TOTAL BENEFITS AND EXPENSES	2,635,427	(25,771)	2,609,656
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(987,103)	(5,486)	(992,589)
Income tax expense (benefit)	(295,535)	(1,152)	(296,687)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$(766,705)	$(4,334)	$(771,039)
Comprehensive income (loss)	(1,173,224)	(4,334)	(1,177,558)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Consolidated Statements of Equity

	Retained Earnings			AOCI			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)
Balance, December 31, 2021	$(227,449)	$(3,241)	$(230,690)	$396,454	$0	$396,454	$6,213,996	$(3,241)	$6,210,755
Comprehensive income (loss):
Net income (loss)	(766,705)	(4,334)	(771,039)				(766,705)	(4,334)	(771,039)
Total comprehensive income (loss)	(766,705)	(4,334)	(771,039)	(406,519)	0	(406,519)	(1,173,224)	(4,334)	(1,177,558)
Balance, December 31, 2022	$(994,154)	$(7,575)	$(1,001,729)	$(10,065)	$0	$(10,065)	$5,036,195	$(7,575)	$5,028,620
Comprehensive income (loss):
Net income (loss)	461,203	(10,945)	450,258				461,691	(10,945)	450,746
Other comprehensive income (loss), net of taxes				(20,855)	(41)	(20,896)	(20,855)	(41)	(20,896)
Total comprehensive income (loss)	461,203	(10,945)	450,258	(20,855)	(41)	(20,896)	440,836	(10,986)	429,850
Balance, December 31, 2023	$(532,951)	$(18,520)	$(551,471)	$(30,920)	$(41)	$(30,961)	$4,521,425	$(18,561)	$4,502,864

Consolidated Statements of Cash Flows

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$461,691	$(10,945)	$450,746
Interest credited to policyholders' account balances	655,445	(33,800)	621,645
Realized investment (gains) losses, net	1,083,660	63,439	1,147,099
Change in value of market risk benefits, net of related hedging (gains) losses	94,368	12,405	106,773
Change in:
Reinsurance related balances(1)	(671,990)	(6,735)	(678,725)
Deferred policy acquisition costs	(560,471)	(21,454)	(581,925)
Income taxes	(37,886)	(2,910)	(40,796)
Cash flows from (used in) operating activities	2,459,895	0	2,459,895

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(766,705)	$(4,334)	$(771,039)
Realized investment (gains) losses, net	(336,382)	46,453	(289,929)
Change in:
Reinsurance related balances(1)	(1,771,655)	(15,196)	(1,786,851)
Deferred policy acquisition costs	(442,303)	(25,771)	(468,074)
Income taxes	(334,769)	(1,152)	(335,921)
Cash flows from (used in) operating activities	1,824,964	0	1,824,964
(1)    As previously reported balances have been updated to conform to the current period presentation.

18. SUBSEQUENT EVENTS

In February 2025, the Company received a capital contribution of $220 million from Prudential Insurance.
In March 2025, the Company entered into an agreement with The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”) to reinsure guaranteed minimum death benefits associated with JPY denominated variable whole life policies.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2024 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of December 31, 2024.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As reported in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024, filed with the Securities and Exchange Commission on August 16, 2024, the Company identified a material weakness in the design and operation of the Company’s internal controls over the completeness, accuracy, and timeliness of the review of the manual calculations and related adjustments for the Policyholder Account Balance liability for variable annuity products. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since identifying the material weakness, the Company’s management has implemented its plan to remediate this control deficiency, including (i) updating the valuation model to substantially reduce the need for manual adjustments and (ii) reviewing the end-to-end process with respect to manual calculations and related adjustments with enhancements to communication, documentation and review thresholds. Management has completed its documentation, testing and evaluation of the updated internal controls and determined that, as of December 31, 2024, these controls have now operated for a sufficient period of time and management has concluded, through testing of the design and operating effectiveness of the controls, that the controls are operating effectively. As such, management concluded that the previously identified material weakness has been remediated as of December 31, 2024.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2025.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	49
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2022	165
	Schedule II—Condensed Financial Information of Registrant as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021	166
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

PRUCO LIFE INSURANCE COMPANY
Schedule I
Summary of Investments Other Than Investments in Related Parties
December 31, 2024
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,199,628	$1,099,241	$1,099,241
Obligations of U.S. states and their political subdivisions	570,253	541,066	541,066
Foreign governments	362,154	310,334	310,334
Asset-backed securities	3,728,073	3,750,663	3,750,663
Commercial mortgage-backed securities	944,652	895,775	895,775
Residential mortgage-backed securities	367,005	356,072	356,072
Public utilities	2,869,299	2,613,495	2,613,495
All other corporate bonds	26,934,775	25,414,259	25,414,259
Redeemable preferred stock	5,094	5,255	5,255
Total fixed maturities, available-for-sale	$36,980,933	$34,986,160	$34,986,160
Equity securities:
Common stocks:
Other common stocks	$2,452,942	$2,427,792	$2,427,792
Mutual funds	177,939	175,882	175,882
Perpetual preferred stocks	19,661	20,146	20,146
Total equity securities, at fair value	$2,650,542	$2,623,820	$2,623,820
Fixed maturities, trading	$4,415,277	$3,845,045	$3,845,045
Commercial mortgage and other loans	7,759,323		7,759,323
Policy loans	1,541,480		1,541,480
Short-term investments	517,386		517,386
Other invested assets	1,582,094		1,582,094
Total investments	$55,447,035		$52,855,308

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position
December 31, 2024 and 2023 (in thousands, except share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2024 – $40,414; 2023 – $2,004) (amortized cost: 2024 – $33,648,311; 2023 – $24,872,031)	$31,964,802	$23,662,832
Fixed maturities, trading, at fair value (amortized cost: 2024 – $4,391,322; 2023 – $3,451,001)	3,823,792	2,773,006
Equity securities, at fair value (cost: 2024 – $2,650,189; 2023 – $819,617)	2,623,758	840,335
Policy loans	422,891	357,581
Short-term investments (net of allowance for credit losses: 2024 – $49; 2023 – $0)	505,991	374,407
Commercial mortgage and other loans (net of $36,002 and $36,527 allowance for credit losses at December 31, 2024 and 2023, respectively)	7,281,995	5,883,092
Other invested assets (includes $12,999 and $80,638 of assets measured at fair value at December 31, 2024 and 2023, respectively)	1,363,038	1,073,038
Total investments	47,986,267	34,964,291
Cash and cash equivalents	3,144,542	1,953,388
Deferred policy acquisition costs(1)	7,389,743	6,751,597
Accrued investment income	405,115	279,567
Reinsurance recoverables and deposit receivables (includes $379,582 and $122,897 of embedded derivatives at fair value at December 31, 2024 and 2023, respectively)(1)(2)	44,233,228	36,691,407
Investment in subsidiaries	1,472,500	1,434,641
Receivables from parent and affiliates	567,631	308,635
Deferred sales inducements	322,351	351,424
Income tax assets(1)	2,013,349	1,675,310
Market risk benefit assets	2,144,919	1,829,584
Other assets(2)	1,833,801	432,913
Separate account assets	103,635,702	105,111,382
TOTAL ASSETS	$215,149,148	$191,784,139
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$65,114,184	$48,950,516
Future policy benefits	23,096,707	20,864,146
Market risk benefit liabilities(1)	3,788,800	4,619,199
Cash collateral for loaned securities	121,372	218,310
Reinsurance and funds withheld payables(1)(2)	7,192,595	2,348,162
Short-term debt to affiliates	0	180,411
Payables to parent and affiliates	3,653,229	2,658,870
Other liabilities(2)	3,950,118	2,360,473
Separate account liabilities	103,635,702	105,111,382
Total liabilities	210,552,707	187,311,469
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and 250,000 outstanding)	2,500	2,500
Additional paid-in capital	4,923,299	5,052,602
Retained earnings / (accumulated deficit)(1)	272,519	(551,471)
Accumulated other comprehensive income (loss)(1)	(601,877)	(30,961)
Total equity	4,596,441	4,472,670
TOTAL LIABILITIES AND EQUITY	$215,149,148	$191,784,139
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for the amounts of the errors which were revised and for additional information on these errors.
(2)    Prior period amounts have been reclassified to conform to current period presentation.
See Notes to Condensed Financial Information of Registrant

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	2024	2023	2022
REVENUES
Premiums (includes $(2,740), $6,296 and $(1,419) of gains (losses) from change in estimates on deferred profit liability amortization for the year ended December 31, 2024, 2023 and 2022, respectively)	$344,383	$289,344	$231,500
Policy charges and fee income	6,677,744	1,476,927	1,172,867
Net investment income	2,154,525	1,507,280	785,609
Asset administration fees	212,328	223,803	275,702
Other income (loss)(1)	743,843	747,789	(634,120)
Realized investment gains (losses), net(1)	498,953	(1,102,789)	276,094
Change in value of market risk benefits, net of related hedging gains (losses)(1)	(473,209)	(169,565)	(558,535)
TOTAL REVENUES	10,158,567	2,972,789	1,549,117
BENEFITS AND EXPENSES
Policyholders’ benefits	7,338,059	448,286	430,184
Change in estimates of liability for future policy benefits	(14,594)	6,067	38,468
Interest credited to policyholders’ account balances(1)	956,863	557,510	397,637
Amortization of deferred policy acquisition costs(1)	(285,676)	518,939	501,979
General, administrative and other expenses(1)	1,180,030	1,074,134	1,072,835
TOTAL BENEFITS AND EXPENSES	9,174,682	2,604,936	2,441,103
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURE	983,885	367,853	(891,986)
Income tax expense (benefit)(1)	147,233	14,006	(265,913)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURE	836,652	353,847	(626,073)
Equity in earnings of subsidiaries	(12,237)	96,844	(69,829)
Equity in earnings of operating joint venture, net of taxes	(425)	(433)	(75,137)
NET INCOME (LOSS)	$823,990	$450,258	$(771,039)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(246,952)	632,819	(1,877,552)
Interest rate remeasurement of future policy benefits	45,461	(50,679)	250,486
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(401,884)	(597,135)	1,298,259
Other	(118,775)	(11,539)	(183,909)
Total	(722,150)	(26,534)	(512,716)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(151,234)	(5,638)	(106,197)
Other comprehensive income (loss), net of taxes	(570,916)	(20,896)	(406,519)
Total comprehensive income (loss)	$253,074	$429,362	$(1,177,558)
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for the amounts of the errors which were revised and for additional information on these errors.
See Notes to Condensed Financial Information of Registrant

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows from (used in) operating activities	$3,363,590	$2,365,722	$1,813,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	3,425,809	1,622,501	1,586,432
Fixed maturities, trading	800,588	95,872	901,690
Equity securities	957,650	189,210	242,247
Policy loans	157,478	152,275	140,937
Ceded policy loans	(87,521)	(117,589)	(110,477)
Short-term investments	1,280,677	444,983	622,072
Commercial mortgage and other loans	724,559	157,116	178,564
Other invested assets	73,632	17,405	57,335
Notes receivable from parent and affiliates(1)	722	3,858	832
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(12,273,347)	(6,762,400)	(6,674,455)
Fixed maturities, trading	(1,819,224)	(857,717)	(425,267)
Equity securities	(2,373,213)	(678,790)	(281,502)
Policy loans	(222,724)	(236,886)	(122,982)
Ceded policy loans	117,552	147,961	69,369
Short-term investments	(1,412,350)	(679,224)	(551,161)
Commercial mortgage and other loans	(2,145,910)	(1,239,173)	(1,024,697)
Other invested assets	(406,031)	(174,680)	(149,837)
Notes receivable from parent and affiliates(1)	(297,850)	(31)	(25)
Capital contributions to subsidiaries	(549,964)	(323,909)	(325,000)
Return of capital from subsidiaries	414,859	0	0
Other, net	164,779	(60,358)	(316,977)
Cash flows from (used in) investing activities	(13,469,829)	(8,299,576)	(6,182,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	16,148,664	10,508,549	9,500,054
Ceded policyholders’ account deposits	(826,393)	(870,031)	(902,233)
Policyholders’ account withdrawals	(3,600,010)	(3,287,164)	(3,343,369)
Ceded policyholders’ account withdrawals	454,788	360,211	398,101
Contributed capital	0	405,000	0
Return of capital	(550,000)	(1,400,000)	0
Other, net	(329,656)	28,817	75,814
Cash flows from (used in) financing activities	11,297,393	5,745,382	5,728,367
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,191,154	(188,472)	1,359,245
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,953,388	2,141,860	782,615
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,144,542	$1,953,388	$2,141,860

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	$360,742	$57,749	$61,613
Interest paid	$2,644	$4,377	$7,863
(1)    Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions
2024
"Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, excludes certain non-cash activities in the amount of $(7,469) million primarily related to reinsurance recoverables and $6,722 million related to invested asset transfers, respectively. These transactions are associated with the unaffiliated reinsurance agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re"), effective October 1, 2024. Associated with the transaction with Wilton Re, "Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, exclude largely offsetting affiliated non-cash activities in the amount of $7,190 million, primarily related to reinsurance recoverables and payables, and $(6,722) million related to invested asset transfers, respectively. These are related to the recapture of the risks associated with the business that had previously been reinsured with Prudential Arizona Reinsurance Universal Company ("PAR U") as well as assumption of those recaptured by Pruco Life Insurance Company of New Jersey from PAR U. See Note 11 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $(78) million related to the affiliated reinsurance transaction with Prudential Arizona Reinsurance Captive Company, effective October 1, 2024. See Note 11 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $936 million related to the affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company and The Prudential Insurance Company of America, effective January 1, 2024. See Note 11 for additional information.

"Cash flows from (used in) investing activities" and "Cash flows from (used in) financing activities" for the year ended December 31, 2024 excludes non-cash activities related to invested asset transfers in the amount of $416 million, related to capital contributions the Company received from Prudential Insurance. See Note 15 for additional information.

2023
"Cash flows from (used in) operating activities" for the year ended December 31, 2023 excludes certain non-cash activities in the amount of $475 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 11 for more details regarding this transaction.

2022
"Cash flows from (used in) operating activities" for the year ended December 31, 2022 excludes certain non-cash activities in the amount of $531 million related to the Company entering into an affiliated reinsurance agreement with Lotus Reinsurance Company Ltd. ("Lotus Re") on January 1, 2022 and $4,656 million related to the indexed variable annuities novated to the Company in connection with the reinsurance agreement with FLIAC. See Note 11 for more details regarding these transactions. The Company also received $18 million of non-cash assets from Prudential Insurance. See Note 15 for additional information.

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

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2025.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2025.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Elizabeth Dietrich	Chief Financial Officer, Chief Accounting Officer
Elizabeth Dietrich	and Director

*Alan M. Finkelstein	Director
Alan M. Finkelstein

*Scott E. Gaul	Director
Scott E. Gaul

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Bradley O. Harris	Director
Bradley O. Harris

* By:	/s/ Amy Woltman
Amy Woltman
(Attorney-in-Fact)