Form 10-Q
period 2025-03-31
PRUCO LIFE INSURANCE CO
filed 2025-05-09
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 9, 2025, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2025 and December 31, 2024 (in thousands, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2025-$42,828; 2024-$40,414) (amortized cost: 2025–$40,807,986; 2024–$36,980,933)	$39,166,072	$34,986,160
Fixed maturities, trading, at fair value (amortized cost: 2025–$4,761,537; 2024–$4,415,277)	4,278,652	3,845,045
Equity securities, at fair value (cost: 2025– $2,478,826; 2024–$2,650,542)	2,384,261	2,623,820
Policy loans	1,556,658	1,541,480
Short-term investments (net of allowance for credit losses: 2025-$57; 2024-$49)	459,714	517,386
Commercial mortgage and other loans (net of $39,784 and $37,715 allowance for credit losses at March 31, 2025 and December 31, 2024, respectively)	8,054,419	7,759,323
Other invested assets (includes $120,398 and $68,623 of assets measured at fair value at March 31, 2025 and December 31, 2024, respectively)	2,040,612	1,582,094
Total investments	57,940,388	52,855,308
Cash and cash equivalents	2,102,338	3,325,698
Deferred policy acquisition costs	8,004,461	7,807,060
Accrued investment income	502,312	466,394
Reinsurance recoverables and deposit receivables (includes $716,745 and $645,193 of embedded derivatives at fair value at March 31, 2025 and December 31, 2024, respectively)	49,168,211	48,247,817
Receivables from parent and affiliates	641,061	678,028
Deferred sales inducements	316,062	322,351
Income tax assets	2,002,342	2,120,654
Market risk benefit assets	2,508,967	2,637,363
Other assets	1,803,131	1,850,800
Separate account assets	113,586,513	118,143,256
TOTAL ASSETS	$238,575,786	$238,454,729
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$71,559,381	$69,628,318
Future policy benefits	25,543,127	25,113,767
Market risk benefit liabilities	4,803,284	4,281,244
Cash collateral for loaned securities	236,793	121,372
Reinsurance and funds withheld payables	8,889,142	8,611,141
Payables to parent and affiliates	4,267,511	3,653,848
Other liabilities	4,221,908	4,199,803
Separate account liabilities	113,586,513	118,143,256
Total liabilities	233,107,659	233,752,749
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,169,602	4,923,299
Retained earnings / (accumulated deficit)	402,088	272,519
Accumulated other comprehensive income (loss)	(268,909)	(601,877)
Total Pruco Life Insurance Company equity	5,305,281	4,596,441
Noncontrolling interests	162,846	105,539
Total equity	5,468,127	4,701,980
TOTAL LIABILITIES AND EQUITY	$238,575,786	$238,454,729

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024
REVENUES
Premiums (includes $650, and $(330) of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended March 31, 2025 and 2024, respectively)	$123,460	$92,182
Policy charges and fee income	398,346	2,909,205
Net investment income	734,796	505,320
Asset administration fees	52,080	56,632
Other income (loss)(1)	176,441	214,995
Realized investment gains (losses), net(1)	(106,374)	(2,805)
Change in value of market risk benefits, net of related hedging gains (losses)(1)	(326,071)	103,996
TOTAL REVENUES	1,052,678	3,879,525
BENEFITS AND EXPENSES
Policyholders’ benefits	143,336	4,106,408
Change in estimates of liability for future policy benefits	6,582	(12,005)
Interest credited to policyholders’ account balances(1)	293,762	258,350
Amortization of deferred policy acquisition costs(1)	160,223	(129,157)
General, administrative and other expenses(1)	294,480	297,814
TOTAL BENEFITS AND EXPENSES	898,383	4,521,410
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	154,295	(641,885)
Income tax expense (benefit)(1)	19,677	(67,647)
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	134,618	(574,238)
Equity in earnings of operating joint venture, net of taxes	(92)	(157)
NET INCOME (LOSS)	$134,526	$(574,395)
Less: Income (loss) attributable to noncontrolling interests	4,957	1,181
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$129,569	$(575,576)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	201	(2,362)
Net unrealized investment gains (losses)	273,036	(313,307)
Interest rate remeasurement of future policy benefits	(12,540)	32,830
Gain (loss) from changes in non-performance risk on market risk benefits(1)	161,213	(238,921)
Total	421,910	(521,760)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	88,942	(109,279)
Other comprehensive income (loss), net of taxes	332,968	(412,481)
Comprehensive income (loss)	467,494	(986,876)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4,957	1,181
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$462,537	$(988,057)
(1)    Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2025 and 2024 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$2,500	$4,923,299	$272,519	$(601,877)	$4,596,441	$105,539	$4,701,980
Contributed capital		220,000			220,000		220,000
Contributions from noncontrolling interests						52,350	52,350
Contributed (distributed) capital-parent/child asset transfers		26,303			26,303		26,303
Comprehensive income (loss):
Net income (loss)			129,569		129,569	4,957	134,526
Other comprehensive income (loss), net of tax				332,968	332,968	0	332,968
Total comprehensive income (loss)			129,569	332,968	462,537	4,957	467,494
Balance, March 31, 2025	$2,500	$5,169,602	$402,088	$(268,909)	$5,305,281	$162,846	$5,468,127

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$2,500	$5,052,602	$(551,471)	$(30,961)	$4,472,670	$30,194	$4,502,864
Contributions from noncontrolling interests						25,310	25,310
Contributed (distributed) capital-parent/child asset transfers		5,722			5,722		5,722
Comprehensive income (loss):
Net income (loss)(1)			(575,576)		(575,576)	1,181	(574,395)
Other comprehensive income (loss), net of tax(1)				(412,481)	(412,481)	0	(412,481)
Total comprehensive income (loss)			(575,576)	(412,481)	(988,057)	1,181	(986,876)
Balance, March 31, 2024(1)	$2,500	$5,058,324	$(1,127,047)	$(443,442)	$3,490,335	$56,685	$3,547,020
(1)    Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$134,526	$(574,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(2)	(1,607)	12,084
Interest credited to policyholders’ account balances(1)	293,762	258,350
Realized investment (gains) losses, net(1)	106,374	2,805
Change in value of market risk benefits, net of related hedging (gains) losses(1)	326,071	(103,996)
Change in:
Future policy benefits and other insurance liabilities	384,212	758,805
Reinsurance related-balances(1)(2)	(248,674)	496,373
Accrued investment income(2)	(31,424)	(23,101)
Net payables to (receivables from) parent and affiliates	119,595	53,794
Deferred policy acquisition costs(1)(2)	(197,401)	(194,547)
Income taxes(1)	20,891	(68,453)
Derivatives, net(1)	(714,931)	125,100
Other, net(1)(2)	(150,083)	(52,194)
Cash flows from (used in) operating activities	41,311	690,625
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,418,413	534,863
Fixed maturities, trading	241,633	109,671
Equity securities	629,347	599,147
Policy loans	58,359	43,678
Ceded policy loans	(33,853)	(152,846)
Short-term investments	258,052	203,345
Commercial mortgage and other loans	77,769	138,763
Other invested assets	40,182	47,619
Notes receivable from parent and affiliates	120,268	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(5,060,663)	(2,738,376)
Fixed maturities, trading	(610,084)	(521,570)
Equity securities	(482,925)	(355,267)
Policy loans	(60,078)	(64,385)
Ceded policy loans	24,835	26,675
Short-term investments	(202,411)	(495,831)
Commercial mortgage and other loans	(340,870)	(309,826)
Other invested assets	(443,965)	(146,510)
Notes receivable from parent and affiliates(2)	(160,235)	(120,777)
Derivatives, net	40,418	(17,634)
Other, net	7,611	7,478
Cash flows from (used in) investing activities	(4,478,197)	(3,211,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	4,181,256	4,110,730
Ceded policyholders’ account deposits(1)	(592,077)	(301,733)
Policyholders’ account withdrawals(1)	(1,048,147)	(978,866)
Ceded policyholders’ account withdrawals	188,798	239,384
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	115,426	(214,607)
Contributed capital	220,000	0
Contributed (distributed) capital - parent/child asset transfers	0	7,481
Net change in all other financing arrangements (maturities 90 days or less)	0	(1,296)
Drafts outstanding	9,224	(69,072)
Contributions from noncontrolling interests(2)	52,350	25,310
Other, net(1)(2)	86,696	(78,207)
Cash flows from (used in) financing activities	3,213,526	2,739,124
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,223,360)	217,966
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,325,698	2,139,792
CASH AND CASH EQUIVALENTS, END OF PERIOD	2,102,338	2,357,758
(1)    Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.
(2)    Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions
2025
There were no significant non-cash transactions for the three months ended March 31, 2025.

2024
"Cash flows from (used in) operating activities" for the three months ended March 31, 2024 excludes certain non-cash activities in the amount of $1,138 million related to the affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"), effective January 1, 2024. See Note 11 for additional information

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Information

Although there are separate products within Pruco Life, the Company is organized as a single reportable segment and manages the business activities on a consolidated basis. The accounting policies are the same as those described in Note 2 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Revision to Prior Period Interim Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, during the fourth quarter of 2024, the Company identified multiple errors which impacted previously issued Consolidated Financial Statements, including for the three months ended March 31, 2024. Certain reinsurance recoverable balances associated with the coinsurance with funds withheld of fixed indexed annuities, certain deferred acquisition cost balances associated with indexed variable annuities, and certain other immaterial items were not properly accounted for. Prior period amounts have been revised in the Consolidated Financial Statements and related disclosures to correct these errors. In connection with this revision, the Company also corrected certain other immaterial adjustments within the Financing Section of the Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2024. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly Consolidated Financial Statements. See Note 16 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	Effective for fiscal years beginning after December 15, 2024, and permits early adoption.	The ASU has no impact on the Company’s Consolidated Financial Statements but will result in expanded disclosures in the Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,150,479	$19,881	$89,700	$0	$1,080,660
Obligations of U.S. states and their political subdivisions	551,375	1,254	35,445	0	517,184
Foreign government securities	439,135	3,108	49,006	0	393,237
U.S. public corporate securities	16,328,435	124,879	892,473	19	15,560,822
U.S. private corporate securities	6,538,902	29,688	250,640	9,164	6,308,786
Foreign public corporate securities	4,439,517	46,832	113,026	21	4,373,302
Foreign private corporate securities	6,180,964	70,080	437,381	33,624	5,780,039
Asset-backed securities(1)	3,801,789	25,349	10,782	0	3,816,356
Commercial mortgage-backed securities	1,018,053	8,052	44,565	0	981,540
Residential mortgage-backed securities(2)	359,337	2,769	7,960	0	354,146
Total fixed maturities, available-for-sale	$40,807,986	$331,892	$1,930,978	$42,828	$39,166,072
(1)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,199,628	$8,357	$108,744	$0	$1,099,241
Obligations of U.S. states and their political subdivisions	570,253	1,156	30,343	0	541,066
Foreign government securities	362,154	646	52,466	0	310,334
U.S. public corporate securities	14,134,828	60,917	957,316	1	13,238,428
U.S. private corporate securities	6,030,898	35,828	301,451	11,178	5,754,097
Foreign public corporate securities	3,804,503	21,136	126,767	21	3,698,851
Foreign private corporate securities	5,838,939	43,334	511,426	29,214	5,341,633
Asset-backed securities(1)	3,728,073	31,431	8,841	0	3,750,663
Commercial mortgage-backed securities	944,652	4,567	53,444	0	895,775
Residential mortgage-backed securities(2)	367,005	861	11,794	0	356,072
Total fixed maturities, available-for-sale	$36,980,933	$208,233	$2,162,592	$40,414	$34,986,160
(1)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$261,400	$3,536	$247,293	$86,164	$508,693	$89,700
Obligations of U.S. states and their political subdivisions	179,660	7,026	244,108	28,419	423,768	35,445
Foreign government securities	54,388	1,173	173,897	47,833	228,285	49,006
U.S. public corporate securities	2,937,255	74,371	4,807,764	818,088	7,745,019	892,459
U.S. private corporate securities	2,004,535	27,408	2,416,353	223,102	4,420,888	250,510
Foreign public corporate securities	627,642	9,733	740,032	103,289	1,367,674	113,022
Foreign private corporate securities	1,765,712	47,356	2,109,881	388,941	3,875,593	436,297
Asset-backed securities	1,116,137	4,194	119,537	6,588	1,235,674	10,782
Commercial mortgage-backed securities	38,559	429	479,676	44,136	518,235	44,565
Residential mortgage-backed securities	23,594	347	123,794	7,613	147,388	7,960
Total fixed maturities, available-for-sale	$9,008,882	$175,573	$11,462,335	$1,754,173	$20,471,217	$1,929,746

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$377,531	$13,829	$238,723	$94,915	$616,254	$108,744
Obligations of U.S. states and their political subdivisions	226,731	5,019	212,060	25,324	438,791	30,343
Foreign government securities	118,168	2,615	171,166	49,851	289,334	52,466
U.S. public corporate securities	4,320,552	105,145	4,677,336	852,171	8,997,888	957,316
U.S. private corporate securities	1,999,008	41,931	2,379,755	259,489	4,378,763	301,420
Foreign public corporate securities	1,088,644	20,465	716,172	106,294	1,804,816	126,759
Foreign private corporate securities	1,977,169	69,399	2,107,705	440,330	4,084,874	509,729
Asset-backed securities	363,744	5,510	140,090	3,331	503,834	8,841
Commercial mortgage-backed securities	101,821	1,356	489,490	52,088	591,311	53,444
Residential mortgage-backed securities	142,961	1,946	123,853	9,848	266,814	11,794
Total fixed maturities, available-for-sale	$10,716,329	$267,215	$11,256,350	$1,893,641	$21,972,679	$2,160,856

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $1,849 million and $2,059 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $81 million and $102 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2025, the $1,754 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2024, the $1,894 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of March 31, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$2,712,978	$2,661,173
Due after one year through five years	14,221,040	14,064,348
Due after five years through ten years	9,501,783	9,267,750
Due after ten years	9,193,006	8,020,759
Asset-backed securities	3,801,789	3,816,356
Commercial mortgage-backed securities	1,018,053	981,540
Residential mortgage-backed securities	359,337	354,146
Total fixed maturities, available-for-sale	$40,807,986	$39,166,072

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$422,037	$106,155
Proceeds from maturities/prepayments	845,709	437,443
Gross investment gains from sales and maturities	4,608	937
Gross investment losses from sales and maturities	(7,802)	(8,132)
Write-downs recognized in earnings(2)	(6,336)	0
(Addition to) release of allowance for credit losses	(2,414)	358
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $150.7 million and $(8.7) million for the three months ended March 31, 2025 and 2024, respectively.
(2)Amounts represent write-downs on credit adverse securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Three Months Ended March 31, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$40,414	$0	$0	$0	$40,414
Additions to allowance for credit losses not previously recorded	0	0	5,512	0	0	0	5,512
Reductions for securities sold during the period	0	0	(76)	0	0	0	(76)
Additions (reductions) on securities with previous allowance	0	0	1,126	0	0	0	1,126
Write-downs charged against the allowance	0	0	(4,148)	0	0	0	(4,148)
Balance, end of period	$0	$0	$42,828	$0	$0	$0	$42,828

	Three Months Ended March 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded	0	0	57	0	0	0	57
Reductions for securities sold during the period	0	0	(41)	0	0	0	(41)
Additions (reductions) on securities with previous allowance	0	0	(845)	(1)	0	(7)	(853)
Assets transferred (to) from parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$1,650	$0	$0	$0	$1,650

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended March 31, 2025, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer non-cyclical and technology sectors within corporate securities due to adverse projected cash flows, partially offset by net reductions within the capital goods and consumer non-cyclical sectors with corporate securities primarily due to security restructures. For the three months ended March 31, 2024, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions within the finance sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both March 31, 2025 and December 31, 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $87.8 million and $(81.3) million during the three months ended March 31, 2025 and 2024, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(93.6) million and $(12.2) million during the three months ended March 31, 2025 and 2024, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$2,070,419	25.6%	$1,949,926	25.0%
Health Care Senior Living(1)	133,731	1.7	134,195	1.7
Hospitality	95,008	1.2	97,603	1.3
Industrial	3,014,351	37.3	2,906,413	37.3
Office	545,065	6.7	556,586	7.1
Retail	693,519	8.6	693,949	9.0
Self-Storage(1)	598,911	7.4	543,701	7.0
Other(1)	72,554	0.9	72,645	0.9
Total commercial mortgage loans	7,223,558	89.4	6,955,018	89.3
Agricultural property loans	858,136	10.6	830,041	10.7
Total commercial mortgage and agricultural property loans	8,081,694	100.0%	7,785,059	100.0%
Allowance for credit losses	(39,784)		(37,715)
Total net commercial mortgage and agricultural property loans	8,041,910		7,747,344
Other loans:
Other collateralized loans	12,509		11,979
Total other loans	12,509		11,979
Total net commercial mortgage and other loans	$8,054,419		$7,759,323
(1) Prior period amounts have been updated to conform to current period presentation.

As of March 31, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (24%), Florida (8%) and Texas (8%) and included loans secured by properties in Europe (9%), Mexico (1%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Three Months Ended March 31,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$33,004	$4,711	$37,715	$36,758	$931	$37,689
Addition to (release of) allowance for expected losses	1,766	303	2,069	5,011	(18)	4,993
Allowance, end of period	$34,770	$5,014	$39,784	$41,769	$913	$42,682

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended March 31, 2025, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in loan-specific allowances within the retail sector of commercial mortgage loans. For the three months ended March 31, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in loan-specific allowances within the office sector and in the general allowance due to net negative credit migration.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$38,195	$457,963	$333,678	$306,930	$481,026	$1,295,238	$8,667	$2,921,697
60%-69.99%	247,932	972,650	443,420	276,319	362,180	387,446	0	2,689,947
70%-79.99%	0	364,430	364,565	170,981	334,446	81,122	0	1,315,544
80% or greater	0	1,196	0	11,626	85,077	198,471	0	296,370
Total	$286,127	$1,796,239	$1,141,663	$765,856	$1,262,729	$1,962,277	$8,667	$7,223,558
Debt Service Coverage Ratio:
Greater than 1.2x	$286,127	$1,736,155	$963,036	$750,965	$1,261,264	$1,843,067	$0	$6,840,614
1.0 - 1.2x	0	60,084	178,627	14,891	0	55,934	8,667	318,203
Less than 1.0x	0	0	0	0	1,465	63,276	0	64,741
Total	$286,127	$1,796,239	$1,141,663	$765,856	$1,262,729	$1,962,277	$8,667	$7,223,558
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$22,300	$241,375	$75,069	$162,037	$126,284	$60,701	$24,338	$712,104
60%-69.99%	0	29,560	19,339	49,210	0	1,619	0	99,728
70%-79.99%	17,999	0	0	0	5,235	0	0	23,234
80% or greater	0	0	0	7,403	0	0	15,667	23,070
Total	$40,299	$270,935	$94,408	$218,650	$131,519	$62,320	$40,005	$858,136
Debt Service Coverage Ratio:
Greater than 1.2x	$40,299	$259,307	$92,050	$206,492	$124,641	$48,428	$24,338	$795,555
1.0 - 1.2x	0	11,628	2,358	12,158	0	10,240	15,667	52,051
Less than 1.0x	0	0	0	0	6,878	3,652	0	10,530
Total	$40,299	$270,935	$94,408	$218,650	$131,519	$62,320	$40,005	$858,136

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

For additional information regarding the Company’s commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended March 31,
	2025		2024
	Term Extension	% of Amortized Cost	Term Extension	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans(1)	$0	0.0%	$6,469	0.0%
(1) Prior period amounts have been updated to conform to current period presentation.

For the three months ended March 31, 2024, the modification added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both March 31, 2025 and December 31, 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$7,218,438	$1,196	$0	$3,924	$7,223,558	$5,120
Agricultural property loans	817,681	0	17,386	23,069	858,136	27,596
Other collateralized loans	12,509	0	0	0	12,509	0
Total	$8,048,628	$1,196	$17,386	$26,993	$8,094,203	$32,716
(1)As of March 31, 2025, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Loans on non-accrual status recognized interest of less than $1 million and $0 million for the three months ended March 31, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $5 million and $2 million as of March 31, 2025 and December 31, 2024, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For both the three months ended March 31, 2025 and 2024, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2025 and December 31, 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$397,782	$388,822
Hedge funds	1,422,821	1,024,534
Real estate-related	74,555	75,730
Subtotal equity method	1,895,158	1,489,086
Fair value:
Private equity	24,326	28,094
Hedge funds	15	14
Real estate-related	15,575	16,016
Subtotal fair value	39,916	44,124
Total LPs/LLCs	1,935,074	1,533,210
Derivative instruments	80,482	24,499
Other(1)	25,056	24,385
Total other invested assets	$2,040,612	$1,582,094
(1)Includes tax advantaged investments and investments in separate account funds.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Fixed maturities	$423,507	$396,173
Equity securities	218	436
Commercial mortgage and other loans	31,636	29,437
Policy loans	41,601	30,820
Short-term investments and cash equivalents	5,350	9,528
Total accrued investment income	$502,312	$466,394

There were no significant write-downs on accrued investment income for both the three months ended March 31, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed maturities, available-for-sale	$487,200	$338,809
Fixed maturities, trading	47,203	31,669
Equity securities	18,584	3,747
Commercial mortgage and other loans	97,247	73,758
Policy loans	16,216	14,445
Other invested assets	63,879	23,320
Short-term investments and cash equivalents	34,837	46,315
Gross investment income	765,166	532,063
Less: investment expenses	(30,370)	(26,743)
Net investment income	$734,796	$505,320

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed maturities(1)	$(11,944)	$(6,837)
Commercial mortgage and other loans	(2,597)	(5,781)
LPs/LLCs	(6)	0
Derivatives(2)	(49,859)	(5,351)
Short-term investments and cash equivalents	(83)	(347)
Ceded income on modified coinsurance investments(3)(4)	(176,702)	33,505
Other(4)	134,817	(17,994)
Realized investment gains (losses), net	$(106,374)	$(2,805)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.
(3)Includes changes in the value of reinsurance and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.
(4)Prior period amounts have been updated to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$3,913	$893
Fixed maturity securities, available-for-sale without an allowance	(1,602,999)	(1,955,252)
Derivatives designated as cash flow hedges(1)	95,244	110,565
Affiliated notes	(2,752)	(3,276)
Other investments(2)	5,169	785
Net unrealized gains (losses) on investments	$(1,501,425)	$(1,846,285)
(1)For additional information regarding cash flow hedges, see Note 4.
(2)Primarily includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets."

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2025 and December 31, 2024, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Obligations of U.S. states and their political subdivisions	$0	$0	$0	$1,139	$0	$1,139
Foreign government securities	975	0	975	0	0	0
U.S. public corporate securities	59,256	0	59,256	6,949	0	6,949
U.S. private corporate securities	0	0	0	18	0	18
Foreign public corporate securities	14,978	0	14,978	10,100	0	10,100
Equity securities	161,584	0	161,584	103,166	0	103,166
Total cash collateral for loaned securities(1)	$236,793	$0	$236,793	$121,372	$0	$121,372
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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives and synthetic guaranteed investment contracts (“GICs”)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For detailed information on these contracts and the related strategies, see Note 4 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

	March 31, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$2,805	$0	$(146)	$2,851	$0	$(209)
Foreign Currency Swaps	3,586,047	176,794	(39,500)	3,308,842	202,606	(27,523)
Total Derivatives Designated as Hedge Accounting Instruments	$3,588,852	$176,794	$(39,646)	$3,311,693	$202,606	$(27,732)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$187,208,760	$8,122,373	$(20,044,578)	$174,170,160	$9,029,399	$(20,888,553)
Interest Rate Futures	847,100	1,268	(408)	1,518,400	1,967	(1,443)
Interest Rate Options	28,680,000	176,217	(1,250,893)	29,135,000	279,414	(1,406,265)
Interest Rate Forwards	0	0	0	0	0	0
Interest Rate Total Return Swaps	223,313	1,541	0	223,721	1,472	(2,121)
Foreign Currency
Foreign Currency Forwards	1,463,163	1,573	(28,151)	1,146,861	30,078	(181)
Credit
Credit Default Swaps	881,065	2,029	0	911,850	9,606	0
Currency/Interest Rate
Foreign Currency Swaps	2,356,636	145,909	(7,809)	2,285,052	164,152	(9,277)
Equity
Equity Total Return Swaps	24,151,584	1,061,295	(862,924)	23,025,217	1,160,080	(1,182,913)
Equity Options	133,213,703	3,055,272	(4,073,912)	117,107,059	4,453,762	(3,717,637)
Equity Futures	2,174,052	9,676	(1,364)	1,802,205	15	(6,060)
Synthetic GICs	3,959,550	32	(12,536)	3,958,847	143	(31)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$385,158,926	$12,577,185	$(26,282,575)	$355,284,372	$15,130,088	$(27,214,481)
Total Derivatives(1)(2)	$388,747,778	$12,753,979	$(26,322,221)	$358,596,065	$15,332,694	$(27,242,213)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $11,017 million and $11,968 million as of March 31, 2025 and December 31, 2024, respectively, primarily included in "Policyholders' account balances".
(2)Recorded in “Other invested assets” and “Payables to parent and affiliates” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverable and deposit receivables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	March 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$12,753,932	$(12,673,497)	$80,435	$0	$80,435
Total Assets	$12,753,932	$(12,673,497)	$80,435	$0	$80,435
Offsetting of Financial Liabilities:
Derivatives	$26,309,685	$(22,085,694)	$4,223,991	$(4,110,368)	$113,623
Total Liabilities	$26,309,685	$(22,085,694)	$4,223,991	$(4,110,368)	$113,623

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Total Assets	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Offsetting of Financial Liabilities:
Derivatives	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
Total Liabilities	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended March 31, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$0	$0	$11
Currency/Interest Rate	5,432	0	14,874	(25,255)	(15,332)
Total cash flow hedges	5,433	0	14,874	(25,255)	(15,321)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	58,165	97,184	0	0	0
Currency	(46,401)	0	0	0	0
Currency/Interest Rate	(12,496)	0	0	20	0
Credit	(2,863)	0	0	0	0
Equity	(1,496,519)	189,571	0	0	0
Embedded Derivatives	1,444,822	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(55,292)	286,755	0	20	0
Total	$(49,859)	$286,755	$14,874	$(25,235)	$(15,321)

	Three Months Ended March 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(63)	$0	$11
Currency/Interest Rate	(108)	0	10,728	12,346	27,168
Total cash flow hedges	(107)	0	10,665	12,346	27,179
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	44,472	(855,925)	0	0	0
Currency	13,121	0	0	0	0
Currency/Interest Rate	31,976	0	0	183	0
Credit	7,886	0	0	0	0
Equity	1,426,177	(430,868)	0	0	0
Embedded Derivatives(1)	(1,528,876)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,244)	(1,286,793)	0	183	0
Total	$(5,351)	$(1,286,793)	$10,665	$12,529	$27,179
(1) Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2024	$110,565
Amount recorded in AOCI
Interest Rate	12
Currency/Interest Rate	(20,281)
Total amount recorded in AOCI	(20,269)
Amount reclassified from AOCI to income
Interest Rate	(1)
Currency/Interest Rate	4,949
Total amount reclassified from AOCI to income	4,948
Balance, March 31, 2025	$95,244

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2025 values, it is estimated that a pre-tax gain of $40 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2026.

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

Credit Derivatives

Credit Derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $881 million and $912 million as of March 31, 2025 and December 31, 2024, respectively. These credit derivatives are reported at fair value as an asset of $2 million and $10 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 the notional amount of these credit derivatives had the following NAIC ratings: $849 million in NAIC 3 and $32 million in NAIC 6.

The Company has no exposure on purchased credit protection as of March 31, 2025 and December 31, 2024.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our valuation techniques during the period represented by these Unaudited Interim Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,080,660	$0	$	$1,080,660
Obligations of U.S. states and their political subdivisions	0	517,184	0		517,184
Foreign government securities	0	393,237	0		393,237
U.S. corporate public securities	0	15,560,822	0		15,560,822
U.S. corporate private securities	0	5,307,604	1,001,182		6,308,786
Foreign corporate public securities	0	4,366,433	6,869		4,373,302
Foreign corporate private securities	0	5,346,922	433,117		5,780,039
Asset-backed securities(2)	0	2,961,274	855,082		3,816,356
Commercial mortgage-backed securities	0	905,268	76,272		981,540
Residential mortgage-backed securities	0	354,146	0		354,146
Subtotal	0	36,793,550	2,372,522		39,166,072
Market risk benefit assets	0	0	2,508,967		2,508,967
Fixed maturities, trading	0	4,126,571	152,081		4,278,652
Equity securities	2,342,713	21,274	20,274		2,384,261
Short-term investments	0	354,852	104,761		459,613
Cash equivalents	0	1,828,321	103		1,828,424
Other invested assets(3)	12,288	12,741,659	32	(12,673,497)	80,482
Reinsurance recoverables and deposit receivables	0	0	716,745		716,745
Receivables from parent and affiliates	0	187,671	379,360		567,031
Subtotal excluding separate account assets	2,355,001	56,053,898	6,254,845	(12,673,497)	51,990,247
Separate account assets(4)(5)	319,136	106,449,817	12,242		106,781,195
Total assets	$2,674,137	$162,503,715	$6,267,087	$(12,673,497)	$158,771,442
Market risk benefit liabilities	$0	$0	$4,803,284	$	$4,803,284
Policyholders' account balances	0	0	11,817,734		11,817,734
Payables to parent and affiliates	0	26,296,904	0	(22,078,754)	4,218,150
Other liabilities	7,660	5,153	12,504	(6,940)	18,377
Total liabilities	$7,660	$26,302,057	$16,633,522	$(22,085,694)	$20,857,545

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,099,241	$0	$	$1,099,241
Obligations of U.S. states and their political subdivisions	0	541,066	0		541,066
Foreign government securities	0	309,686	648		310,334
U.S. corporate public securities	0	13,238,428	0		13,238,428
U.S. corporate private securities	0	4,996,400	757,697		5,754,097
Foreign corporate public securities	0	3,692,124	6,727		3,698,851
Foreign corporate private securities	0	4,906,450	435,183		5,341,633
Asset-backed securities(2)	0	3,126,089	624,574		3,750,663
Commercial mortgage-backed securities	0	820,457	75,318		895,775
Residential mortgage-backed securities	0	356,072	0		356,072
Subtotal	0	33,086,013	1,900,147		34,986,160
Market risk benefit assets	0	0	2,637,363		2,637,363
Fixed maturities, trading	0	3,778,760	66,285		3,845,045
Equity securities	2,587,791	15,514	20,515		2,623,820
Short-term investments	0	390,745	105,540		496,285
Cash equivalents	0	2,851,250	33		2,851,283
Other invested assets(3)	2,302	15,330,249	143	(15,308,195)	24,499
Reinsurance recoverables and deposit receivables	0	0	645,193		645,193
Receivables from parent and affiliates	0	169,072	351,390		520,462
Subtotal excluding separate account assets	2,590,093	55,621,603	5,726,609	(15,308,195)	48,630,110
Separate account assets(4)(5)	273,288	111,415,717	10,547		111,699,552
Total assets	$2,863,381	$167,037,320	$5,737,156	$(15,308,195)	$160,329,662
Market risk benefit liabilities	$0	$0	$4,281,244	$	$4,281,244
Policyholders' account balances	0	0	12,624,585		12,624,585
Payables to parent and affiliates	0	27,232,920	0	(23,617,643)	3,615,277
Other liabilities	7,988	1,274	31	(1,943)	7,350
Total liabilities	$7,988	$27,234,194	$16,905,860	$(23,619,586)	$20,528,456
(1)“Netting” amounts represent cash collateral of $(9,412) million and $(8,311) million as of March 31, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of March 31, 2025 and December 31, 2024, the fair value of such investments was $40 million and $44 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of March 31, 2025 and December 31, 2024, the fair value of such investments was $6,805 million and $6,444 million, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	March 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,360,498	Discounted cash flow	Discount rate	5.74%	21.50%	11.08%	Decrease
		Market comparables	EBITDA multiple(4)	5.0 X	5.0 X	5.0 X	Increase
		Liquidation	Liquidation value	29.66%	84.21%	75.45%	Increase
Asset-backed securities	$104,566	Discounted cash flow	Discount rate	2.43%	10.10%	4.35%	Decrease
			Liquidity premium	1.90%	1.90%	1.90%	Decrease
Commercial mortgage-backed securities	$76,272	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(5)	$2,508,967	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.41%	1.84%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)	$716,745	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.41%	1.83%		Decrease
			Option budget(13)	(1)%	7%		Increase
Receivables from parent and affiliates	$374,029	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,803,284	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.41%	1.84%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(12)	$11,817,734	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.41%	1.83%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,130,627	Discounted cash flow	Discount rate	2.15%	20.00%	11.15%	Decrease
		Market Comparables	EBITDA multiple(4)	5.0 X	5.0 X	5.0 X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset-backed securities	$90,370	Discounted cash flow	Discount rate	2.30%	10.70%	6.18%	Decrease
Commercial mortgage-backed securities	$75,318	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(5)	$2,637,363	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.29%	1.79%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)	$645,193	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.29%	1.71%		Decrease
			Option budget(13)	(1)%	7%		Increase
Receivables from parent and affiliates	$328,001	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,281,244	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.29%	1.79%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(12)	$12,624,585	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.29%	1.73%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(1)%	7%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Directional impacts for MRB assets and liabilities are associated with the directional impacts of direct and assumed MRBs.
(3)Includes assets classified as fixed maturities, available-for-sale and fixed maturities, trading.
(4)Represents multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living benefits. See Note 11 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended March 31, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$648	$(8)	$0	$0	$0	$(640)	$0	$0	$0	$0	$0
Corporate securities(3)	1,199,607	(1,598)	416,528	(159,562)	0	(40,372)	(4,435)	31,000	0	1,441,168	(759)
Structured securities(4)	699,892	2,777	321,883	(203,502)	0	(36,655)	(58,357)	261,816	(56,500)	931,354	3,481
Other assets:
Fixed maturities, trading	66,285	3,593	82,403	0	0	(26,130)	58,357	2,001	(34,428)	152,081	6,190
Equity securities	20,515	(241)	0	0	0	0	0	0	0	20,274	(241)
Other invested assets	143	(111)	0	0	0	0	0	0	0	32	(111)
Short-term investments	105,540	(323)	2,500	(1,524)	0	(34)	(1,398)	0	0	104,761	(323)
Cash equivalents	33	(87)	206	0	0	(16)	(33)	0	0	103	(87)
Receivables from parent and affiliates	351,390	(3,052)	55,295	(9,253)	0	(2,789)	5,867	0	(18,098)	379,360	(3,093)
Reinsurance recoverables and deposit receivables(5)	645,193	(741)	72,293	0	0	0	0	0	0	716,745	41,155
Separate account assets	10,547	(101)	1,876	(69)	0	(11)	0	0	0	12,242	(101)
Liabilities:
Policyholders' account balances(5)	(12,624,585)	1,434,146	0	0	(627,295)	0	0	0	0	(11,817,734)	403,703
Other liabilities	(31)	(12,473)	0	0	0	0	0	0	0	(12,504)	(12,473)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(6,667)	$0	$0	$8,780	$(942)	$(6,178)	$0	$0	$8,900
Other assets:
Fixed maturities, trading	0	6,190	0	0	(2,597)	0	6,190	0	0
Equity securities	0	(241)	0	0	0	0	(241)	0	0
Other invested assets	(111)	0	0	0	0	(111)	0	0	0
Short-term investments	28	0	0	(351)	0	28	0	0	(351)
Cash equivalents	(87)	0	0	0	0	(87)	0	0	0
Receivables from parent and affiliates	(4,071)	0	0	1,019	0	(3,899)	0	0	806
Reinsurance recoverables and deposit receivables	(741)	0	0	0	0	41,155	0	0	0
Separate account assets	0	0	(101)	0	0	0	0	(101)	0
Liabilities:
Policyholders' account balances	1,434,146	0	0	0	0	403,703	0	0	0
Other liabilities	(12,473)	0	0	0	0	(12,473)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(11)	$0	$0	$0	$0	$0	$0	$0	$671	$(13)
Corporate securities(3)	1,014,343	(10,790)	125,041	(65,052)	0	(53,892)	0	0	0	1,009,650	(9,602)
Structured securities(4)	177,237	(139)	484,340	0	0	(1,895)	0	34,578	0	694,121	(280)
Other assets:
Fixed maturities, trading	34,048	(848)	113,343	0	0	0	0	0	0	146,543	(848)
Equity securities	28,709	(332)	273	0	0	0	0	0	0	28,650	(332)
Other invested assets	1	1	(1)	0	0	0	0	0	0	1	1
Short-term investments	1,759	(316)	2,002	0	0	(94)	0	0	0	3,351	(316)
Receivables from parent and affiliates	0	0	121,378	0	0	0	0	0	0	121,378	0
Reinsurance recoverables and deposit receivables(5)(8)(9)	192,642	(14,340)	72,576	0	0	0	0	0	0	250,878	(51,458)
Separate account assets	5,985	199	2,633	(1,256)	0	(125)	0	458	0	7,894	200
Liabilities:
Policyholders' account balances(5)(9)	(7,697,627)	(1,495,324)	0	0	(560,400)	0	813	0	0	(9,752,538)	(134,807)
Other liabilities	0	(207)	0	0	0	0	0	0	0	(207)	(207)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,696)	$0	$0	$(9,842)	$598	$626	$0	$0	$(10,521)
Other assets:
Fixed maturities, trading	0	(848)	0	0	0	0	(848)	0	0
Equity securities	0	(332)	0	0	0	0	(332)	0	0
Other invested assets	1	0	0	0	0	1	0	0	0
Short-term investments	(316)	0	0	0	0	(316)	0	0	0
Reinsurance recoverables and deposit receivables(8)(9)	(14,340)	0	0	0	0	(51,458)	0	0	0
Separate account assets	0	0	199	0	0	0	0	200	0
Liabilities:
Policyholders' account balances(9)	(1,495,324)	0	0	0	0	(134,807)	0	0	0
Other liabilities	(207)	0	0	0	0	(207)	0	0	0
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
(6)Excludes MRB assets of $2,509 million and $2,537 million and MRB liabilities of $4,803 million and $4,388 million for the periods ended March 31, 2025 and 2024, respectively. See Note 10 for additional information.
(7)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.
(8)Prior period amounts have been updated to conform to current period presentation.
(9)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

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

	March 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$7,943,756	$7,943,756	$8,054,419
Policy loans	0	0	1,556,658	1,556,658	1,556,658
Short-term investments	0	101	0	101	101
Cash and cash equivalents	263,914	10,000	0	273,914	273,914
Accrued investment income	0	502,312	0	502,312	502,312
Reinsurance recoverables and deposit receivables	0	0	2,347,998	2,347,998	2,349,003
Receivables from parent and affiliates	0	74,030	0	74,030	74,030
Other assets	0	184,107	0	184,107	184,107
Total assets	$263,914	$770,550	$11,848,412	$12,882,876	$12,994,544
Liabilities:
Policyholders’ account balances - investment contracts	$0	$803,362	$10,948,974	$11,752,336	$11,764,366
Cash collateral for loaned securities	0	236,793	0	236,793	236,793
Reinsurance and funds withheld payables	0	2,643,105	0	2,643,105	2,643,105
Payables to parent and affiliates	0	49,361	0	49,361	49,361
Other liabilities	0	893,981	31,606	925,587	925,587
Total liabilities	$0	$4,626,602	$10,980,580	$15,607,182	$15,619,212

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$7,534,909	$7,534,909	$7,759,323
Policy loans	0	0	1,541,480	1,541,480	1,541,480
Short-term investments	21,101	0	0	21,101	21,101
Cash and cash equivalents	474,415	0	0	474,415	474,415
Accrued investment income	0	466,394	0	466,394	466,394
Reinsurance recoverables and deposit receivables	0	0	2,355,489	2,355,489	2,357,292
Receivables from parent and affiliates	0	157,566	0	157,566	157,566
Other assets	0	203,493	0	203,493	203,493
Total assets	$495,516	$827,453	$11,431,878	$12,754,847	$12,981,064
Liabilities:
Policyholders’ account balances - investment contracts	$0	$815,520	$9,995,841	$10,811,361	$10,826,931
Cash collateral for loaned securities	0	121,372	0	121,372	121,372
Reinsurance and funds withheld payables	0	2,602,140	0	2,602,140	2,602,140
Payables to parent and affiliates	0	38,571	0	38,571	38,571
Other liabilities	0	849,278	31,606	880,884	880,884
Total liabilities	$0	$4,426,881	$10,027,447	$14,454,328	$14,469,898
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

6.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs ("DAC")

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Three Months Ended March 31, 2025
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$371,642	$3,373,201	$614,068	$3,448,149	$7,807,060
Capitalization	42,749	116,925	43,182	155,933	358,789
Amortization expense	(13,216)	(96,183)	(11,901)	(38,923)	(160,223)
Other	(1,236)	0	0	71	(1,165)
Balance, end of period	$399,939	$3,393,943	$645,349	$3,565,230	$8,004,461

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$197,937	$3,298,935	$743,888	$2,903,976	$7,144,736
Capitalization(2)	64,744	87,337	43,874	146,175	342,130
Amortization expense(2)	(8,725)	(86,116)	(18,180)	(34,643)	(147,664)
Other(1)	0	0	0	(38,017)	(38,017)
Balance, end of period	$253,956	$3,300,156	$769,582	$2,977,491	$7,301,185
(1)Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 11 for additional information.
(2)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Three Months Ended March 31, 2025
	Variable Annuities	Term Life	Variable/ Universal Life	Total
	(in thousands)
Balance, beginning of period	$164,238	$396,684	$969,472	$1,530,394
Amortization expense	(7,668)	(9,458)	(9,496)	(26,622)
Other	(2)	0	0	(2)
Balance, end of period	$156,568	$387,226	$959,976	$1,503,770

	Three Months Ended March 31, 2024
	Variable Annuities	Term Life	Variable/ Universal Life	Total
	(in thousands)
Balance, beginning of period	$194,110	$61,003	$0	$255,113
Amortization expense	(7,040)	(1,971)	0	(9,011)
Other	1	0	0	1
Balance, end of period	$187,071	$59,032	$0	$246,103

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Three Months Ended March 31, 2025
	Fixed Annuities	Variable Annuities	Variable / Universal Life	International	Total
	(in thousands)
Balance, beginning of period	$37,548	$241,628	$3,039,609	$0	$3,318,785
Amortization	(2,460)	(4,908)	(34,289)	(162)	(41,819)
Other(1)	(8)	33	0	13,698	13,723
Foreign currency adjustment(1)	0	0	0	107	107
Balance, end of period	$35,080	$236,753	$3,005,320	$13,643	$3,290,796
(1)Includes the impact of the International reinsurance transaction with The Prudential Life Insurance Company, Ltd. ("Prudential of Japan"), including $14 million of DRG. See Note 11 for additional information.

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	International	Total
	(in thousands)
Balance, beginning of period	$48,073	$261,721	$1,363,496	$0	$1,673,290
Amortization	(2,688)	(5,056)	(30,644)	0	(38,388)
Other(1)	(9)	(40)	1,099,832	0	1,099,783
Balance, end of period	$45,376	$256,625	$2,432,684	$0	$2,734,685
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

Deferred Sales Inducements ("DSI")

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$322,351	$351,424
Capitalization	1,018	1,253
Amortization expense	(7,307)	(7,784)
Balance, end of period	$316,062	$344,893

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,498	$15,548
Obligations of U.S. states and their political subdivisions authorities	140	115
U.S. corporate securities	28,128	24,458
Foreign corporate securities	3,052	3,158
Asset-backed securities	1,263	1,099
Mortgage-backed securities	129	82
Mutual funds:
Equity	69,189,973	73,226,610
Fixed Income	32,508,482	33,828,097
Other	4,851,887	4,431,975
Equity securities	150,205	126,792
Other invested assets	6,805,838	6,444,077
Short-term investments	1,449	2,559
Cash and cash equivalents	27,469	38,686
Total	$113,586,513	$118,143,256

For the three months ended March 31, 2025 and year ended December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Three Months Ended March 31, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$85,183,055	$32,960,201	$118,143,256
Deposits	151,359	871,702	1,023,061
Investment performance	(166,036)	(754,703)	(920,739)
Policy charges	(508,620)	(248,335)	(756,955)
Surrenders and withdrawals	(3,587,214)	(142,237)	(3,729,451)
Benefit payments	(23,567)	(94,690)	(118,257)
Net transfers (to) from general account	(23,157)	(90,828)	(113,985)
Other	1,798	57,785	59,583
Balance, end of period	$81,027,618	$32,558,895	$113,586,513

Cash surrender value(1)	$80,187,666	$29,118,691	$109,306,357

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	149,538	697,390	846,928
Investment performance	4,150,157	2,023,976	6,174,133
Policy charges	(557,722)	(220,783)	(778,505)
Surrenders and withdrawals	(3,293,055)	(116,910)	(3,409,965)
Benefit payments	(15,282)	(73,731)	(89,013)
Net transfers (to) from general account	6,723	(84,803)	(78,080)
Other	877	40,163	41,040
Balance, end of period	$92,824,357	$29,070,666	$121,895,023

Cash surrender value(1)	$91,713,815	$25,802,599	$117,516,414
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

	Three Months Ended March 31, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,414,702	$0	$10,414,702
Effect of cumulative changes in discount rate assumptions, beginning of period	567,443	0	567,443
Balance at original discount rate, beginning of period	10,982,145	0	10,982,145
Effect of actual variances from expected experience and other activity	(56,837)	0	(56,837)
Adjusted balance, beginning of period	10,925,308	0	10,925,308
Issuances	194,679	11,076	205,755
Net premiums / considerations collected	(325,511)	(11,076)	(336,587)
Interest accrual	128,423	0	128,423
Other adjustments	9	0	9
Balance at original discount rate, end of period	10,922,908	0	10,922,908
Effect of cumulative changes in discount rate assumptions, end of period	(453,082)	0	(453,082)
Balance, end of period	$10,469,826	$0	$10,469,826

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,689,399	$238,086	$17,927,485
Effect of cumulative changes in discount rate assumptions, beginning of period	1,091,673	19,442	1,111,115
Balance at original discount rate, beginning of period	18,781,072	257,528	19,038,600
Effect of actual variances from expected experience and other activity	(65,080)	1,139	(63,941)
Adjusted balance, beginning of period	18,715,992	258,667	18,974,659
Issuances	194,678	11,076	205,754
Interest accrual	225,260	2,492	227,752
Benefit payments	(362,895)	(8,633)	(371,528)
Other adjustments	1,937	0	1,937
Balance at original discount rate, end of period	18,774,972	263,602	19,038,574
Effect of cumulative changes in discount rate assumptions, end of period	(887,904)	(14,332)	(902,236)
Balance, end of period	$17,887,068	$249,270	$18,136,338
Other, end of period			1,410
Total balance, end of period			$18,137,748

	Three Months Ended March 31, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,417,242	$249,270	$7,666,512
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,417,286	249,270	7,666,556
Less: Reinsurance recoverables	6,832,580	20,954	6,853,534
Balance after reinsurance recoverables, end of period, post-flooring	$584,706	$228,316	$813,022

	Three Months Ended March 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of actual variances from expected experience and other activity	(54,196)	(290)	(54,486)
Adjusted balance, beginning of period	11,099,348	(290)	11,099,058
Issuances	192,492	8,595	201,087
Net premiums / considerations collected	(329,743)	(8,305)	(338,048)
Interest accrual	129,053	0	129,053
Other adjustments	(78)	0	(78)
Balance at original discount rate, end of period	11,091,072	0	11,091,072
Effect of cumulative changes in discount rate assumptions, end of period	(434,791)	0	(434,791)
Balance, end of period	$10,656,281	$0	$10,656,281

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
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Three Months Ended March 31, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,792,468	$0
Discounted expected future gross premiums (at original discount rate)	$14,843,715	$0
Discounted expected future gross premiums (at current discount rate)	$14,266,715	$0
Undiscounted expected future benefits and expenses	$29,143,806	$357,084
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.12%	4.00%
Weighted-average interest rate (at current discount rate)	5.44%	5.33%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,812,112	$0
Discounted expected future gross premiums (at original discount rate)	$14,968,218	$0
Discounted expected future gross premiums (at current discount rate)	$14,408,614	$0
Undiscounted expected future benefits and expenses	$29,069,972	$336,830
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.16%	3.76%
Weighted-average interest rate (at current discount rate)	5.29%	5.26%
For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

For both the first three months of 2025 and 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Three Months Ended March 31,
	2025	2024
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$22,939	$14,818
Effect of actual variances from expected experience and other activity	(650)	330
Adjusted balance, beginning of period	22,289	15,148
Profits deferred	1,580	216
Interest accrual	234	133
Amortization	(711)	(456)
Other adjustments	(1)	(3)
Balance, end of period, post-flooring	23,391	15,038
Less: Reinsurance recoverables	2,019	1,576
Balance after reinsurance recoverables, end of period	$21,372	$13,462

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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated, along with a reconciliation to the Company's total AIR balance:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$16,351,053	$14,280,792
Flooring impact and amounts in AOCI	617,186	831,583
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	16,968,239	15,112,375
Effect of actual variances from expected experience and other activity	9,840	191,104
Adjusted balance, beginning of period	16,978,079	15,303,479
Assessments collected(1)	269,478	297,419
Interest accrual	142,506	128,241
Benefits paid	(86,194)	(68,233)
Balance, excluding amounts in AOCI, end of period, pre-flooring	17,303,869	15,660,906
Flooring impact and amounts in AOCI	(513,439)	(1,014,852)
Balance, including amounts in AOCI, end of period, post-flooring	16,790,430	14,646,054
Less: Reinsurance recoverables	16,548,025	14,466,067
Balance after reinsurance recoverables, including amounts in AOCI, end of period	242,405	179,987
Other	7,610	0
Total balance after reinsurance recoverables	$250,015	$179,987
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Three Months Ended March 31,
	2025	2024
Weighted-average duration of the liability in years (at original discount rate)	22	22
Weighted-average interest rate (at original discount rate)	3.34%	3.39%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,666,556	$7,569,229
Deferred profit liability, end of period, post-flooring	23,391	15,038
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	16,798,040	14,646,054
Subtotal of amounts disclosed above	24,487,987	22,230,321
Other Future policy benefits reserves(1)	1,055,140	1,181,796
Total Future policy benefits	$25,543,127	$23,412,117
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Three Months Ended March 31, 2025
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$441,000	$0	$12,746	$453,746
Deferred profit liability	0	0	(452)	(452)
Additional insurance reserves	0	458,049	0	458,049
Total	$441,000	$458,049	$12,294	$911,343

	Three Months Ended March 31, 2024
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$446,853	$0	$8,572	$455,425
Deferred profit liability	0	0	(221)	(221)
Additional insurance reserves	0	419,396	0	419,396
Total	$446,853	$419,396	$8,351	$874,600
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$96,837	$0	$2,492	$99,329
Deferred profit liability	0	0	234	234
Additional insurance reserves	0	142,506	0	142,506
Total	$96,837	$142,506	$2,726	$242,069

	Three Months Ended March 31, 2024
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$94,935	$0	$2,204	$97,139
Deferred profit liability	0	0	133	133
Additional insurance reserves	0	128,241	0	128,241
Total	$94,935	$128,241	$2,337	$225,513

9. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2025
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$11,197,337	$33,217,331	$20,691,139	$65,105,807
Deposits	1,118,299	2,229,851	582,832	3,930,982
Interest credited	70,850	148,597	145,451	364,898
Policy charges	(11,409)	(15,546)	(459,618)	(486,573)
Surrenders and withdrawals	(157,652)	(250,968)	(230,465)	(639,085)
Benefit payments	(26,429)	(4,163)	(31,911)	(62,503)
Net transfers (to) from separate account	0	23,157	90,828	113,985
Change in market value and other adjustments(1)	(49,620)	(1,412,076)	9,260	(1,452,436)
Balance, end of period	12,141,376	33,936,183	20,797,516	66,875,075
Unearned revenue reserve				4,576,066
Other				108,240
Total Policyholders' account balance				$71,559,381

Weighted-average crediting rate	2.43%	1.77%	2.80%	2.21%
Net amount at risk(2)	$1,458	$0	$350,940,996	$350,942,454
Cash surrender value(3)	$10,896,794	$32,338,553	$19,498,691	$62,734,038

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,810,665	$20,167,713	$49,142,691
Deposits	1,553,852	1,624,956	529,212	3,708,020
Interest credited(4)	43,517	131,944	138,059	313,520
Policy charges	2,208	(3,702)	(455,538)	(457,032)
Surrenders and withdrawals	(103,696)	(179,988)	(199,907)	(483,591)
Benefit payments	(12,879)	(4,926)	(17,856)	(35,661)
Net transfers (to) from separate account	0	(6,723)	84,803	78,080
Change in market value and other adjustments(1)(4)	88,291	1,360,323	37,169	1,485,783
Balance, end of period	7,735,606	25,732,549	20,283,655	53,751,810
Unearned revenue reserve				3,908,497
Other				103,851
Total Policyholders' account balance				$57,764,158

Weighted-average crediting rate(4)	2.50%	2.17%	2.73%	2.44%
Net amount at risk(2)	$18	$0	$327,231,561	$327,231,579
Cash surrender value(3)	$6,674,346	$23,282,269	$18,899,950	$48,856,565
(1)     Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)     The net amount at risk calculation includes both general and separate account balances.
(3)    Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(4) Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2025
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$435	$2,879	$13,419	$1,061,517	$1,078,250
1.00% - 1.99%	414,878	58,998	166,957	69,270	710,103
2.00% - 2.99%	302,047	455,549	553,053	15,154	1,325,803
3.00% - 4.00%	2,394,146	5,717	11,157	3,377	2,414,397
Greater than 4.00%	0	0	0	0	0
Total	$3,111,506	$523,143	$744,586	$1,149,318	$5,528,553
Variable Annuities
Less than 1.00%	$232,418	$337,436	$603,866	$136	$1,173,856
1.00% - 1.99%	100,050	348,924	2,441	0	451,415
2.00% - 2.99%	16,625	3,809	4,149	0	24,583
3.00% - 4.00%	802,908	0	0	0	802,908
Greater than 4.00%	1,997	0	0	0	1,997
Total	$1,153,998	$690,169	$610,456	$136	$2,454,759
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$194,655	$194,655
1.00% - 1.99%	310,277	0	1,845,100	1,578,484	3,733,861
2.00% - 2.99%	36,188	1,547,089	2,693,525	391,867	4,668,669
3.00% - 4.00%	4,070,246	1,711,741	1,067,395	0	6,849,382
Greater than 4.00%	2,079,632	0	0	0	2,079,632
Total	$6,496,343	$3,258,830	$5,606,020	$2,165,006	$17,526,199

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$285	$1,923	$6,312	$621,391	$629,911
1.00% - 1.99%	473,330	72,870	217,461	80,120	843,781
2.00% - 2.99%	300,163	465,693	564,226	15,919	1,346,001
3.00% - 4.00%	324,553	1,941	2,156	241	328,891
Greater than 4.00%	0	0	0	0	0
Total	$1,098,331	$542,427	$790,155	$717,671	$3,148,584
Variable Annuities
Less than 1.00%	$865,767	$727,194	$69,871	$195	$1,663,027
1.00% - 1.99%	216,457	23,819	924	0	241,200
2.00% - 2.99%	20,916	4,192	4,174	0	29,282
3.00% - 4.00%	878,815	6,926	0	0	885,741
Greater than 4.00%	2,066	0	0	0	2,066
Total	$1,984,021	$762,131	$74,969	$195	$2,821,316
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$184,308	$184,308
1.00% - 1.99%	226,470	0	1,661,933	1,514,100	3,402,503
2.00% - 2.99%	29,823	1,462,438	2,854,281	201,794	4,548,336
3.00% - 4.00%	3,904,574	2,376,925	918,116	0	7,199,615
Greater than 4.00%	2,127,526	0	0	0	2,127,526
Total	$6,288,393	$3,839,363	$5,434,330	$1,900,202	$17,462,288
(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Three Months Ended March 31,
	2025	2024
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$4,415,188	$3,741,426
Unearned revenue	211,830	211,542
Amortization expense	(50,952)	(44,470)
Other adjustments	0	(1)
Balance, end of period	$4,576,066	$3,908,497

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Three Months Ended March 31, 2025
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$2,488,463	$(844,582)	$1,643,881
Effect of cumulative changes in non-performance risk	626,845	0	626,845
Balance, beginning of period, before effect of changes in non-performance risk	3,115,308	(844,582)	2,270,726
Attributed fees collected	259,010	(60,167)	198,843
Claims paid	(14,280)	1,634	(12,646)
Interest accrual	37,780	(11,107)	26,673
Actual in force different from expected	18,542	(5,273)	13,269
Effect of changes in interest rates	414,243	(105,463)	308,780
Effect of changes in equity markets	227,938	(24,533)	203,405
Issuances	23,528	(2,177)	21,351
Other adjustments	(294)	40	(254)
Effect of changes in current period counterparty non-performance risk	0	52,228	52,228
Balance, end of period, before effect of changes in non-performance risk	4,081,775	(999,400)	3,082,375
Effect of cumulative changes in non-performance risk	(788,058)	0	(788,058)
Balance, end of period	$3,293,717	$(999,400)	$2,294,317

	Three Months Ended March 31, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,707,407	$(917,792)	$2,789,615
Effect of cumulative changes in non-performance risk	1,067,983	0	1,067,983
Balance, beginning of period, before effect of changes in non-performance risk	4,775,390	(917,792)	3,857,598
Attributed fees collected	281,171	(66,967)	214,204
Claims paid	(16,417)	1,511	(14,906)
Interest accrual	68,360	(15,642)	52,718
Actual in force different from expected	2,495	(4,539)	(2,044)
Effect of changes in interest rates	(832,834)	180,022	(652,812)
Effect of changes in equity markets	(846,759)	87,042	(759,717)
Issuances	12,766	(619)	12,147
Other adjustments(1)	612	(603)	9
Effect of changes in current period counterparty non-performance risk	0	(26,662)	(26,662)
Balance, end of period, before effect of changes in non-performance risk	3,444,784	(764,249)	2,680,535
Effect of cumulative changes in non-performance risk	(829,061)	0	(829,061)
Balance, end of period	$2,615,723	$(764,249)	$1,851,474
(1)    Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

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

The following table presents accompanying information to the rollforward table above.

	March 31, 2025	March 31, 2024
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$9,113,461	$8,350,431
Weighted-average attained age of contractholders	71	70
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reconciles MRB asset and liability positions as of the following dates:

	March 31, 2025	March 31, 2024
	Variable Annuities
	(in thousands)
Direct and assumed	$1,255,404	$1,472,957
Ceded	1,253,563	1,063,886
Total market risk benefit assets	$2,508,967	$2,536,843

Direct and assumed	$4,549,121	$4,088,679
Ceded	254,163	299,638
Total market risk benefit liabilities	$4,803,284	$4,388,317

Net liability	$2,294,317	$1,851,474

11.    REINSURANCE
The Company participates in reinsurance with its affiliates PARCC, PAR U, PURE, Lotus Reinsurance Company Ltd. ("Lotus Re"), Prudential of Japan, prior to January 1, 2024 with its affiliates Prudential Universal Reinsurance Company (“PURC”) and Gibraltar Universal Life Reinsurance Company (“GUL Re”), and prior to October 1, 2024 with its affiliates Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”). The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term ("YRT") and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Effective October 2024, the Company entered into an agreement with Wilton Re to coinsure a closed block of guaranteed universal life ("GUL") policies, resulting in a DRL of $979 million. To effectuate this transaction the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $270 million pre-tax recapture gain and a $798 million DRG, respectively. The DRL and DRG will be amortized into income over the remaining life of the reinsured policies.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of GUL policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, PURC and GUL Re and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $990 million pre-tax recapture loss and a $1,207 million DRG, respectively. The DRG will be amortized into income over the estimated remaining life of the reinsured policies.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$49,168,211	$48,247,817
Policy loans	(1,144,906)	(1,143,726)
Deferred policy acquisition costs	(3,286,351)	(3,319,067)
Deferred sales inducements	(31,971)	(32,573)
Market risk benefit assets	1,253,961	1,145,580
Other assets	1,511,709	1,538,231
Policyholders’ account balances	5,452,802	5,567,661
Future policy benefits	7,597,732	7,443,997
Market risk benefit liabilities	256,287	302,310
Reinsurance and funds withheld payables	8,889,142	8,611,141
Other liabilities	3,250,307	3,282,713

Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Policy loans	$(48,960)	$(48,644)
Deferred policy acquisition costs	(635,819)	(637,555)
Market risk benefit assets	861,899	804,015
Other assets	1,102,141	1,118,974
Policyholders’ account balances	1,623,421	1,665,998
Future policy benefits	267	160
Market risk benefit liabilities	128,112	151,432
Reinsurance and funds withheld payables	3,344,608	3,360,901
Other liabilities	250,850	257,929

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables by counterparty were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
PAR U	$11,415,651	$11,426,975
PURE	7,962,181	7,951,965
Prudential Insurance	7,874,836	7,507,414
PARCC	7,042,276	7,049,164
Lotus Re	2,524,184	2,130,095
Prudential of Japan	10,841	0
Unaffiliated(1)	12,338,242	12,182,204
Total reinsurance recoverables and deposit receivables(1)	$49,168,211	$48,247,817
(1)Includes balances with Wilton Re, Fortitude Life Insurance & Annuity Company (“FLIAC”), Somerset Re and other counterparties. See below for further information on significant third-party reinsurance arrangements.
Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Premiums:
Direct	$463,449	$459,628
Assumed	10,662	33
Ceded	(350,651)	(367,479)
Net premiums	123,460	92,182
Policy charges and fee income:
Direct	797,210	771,189
Assumed	180,179	258,770
Ceded	(579,043)	1,879,246
Net policy charges and fee income	398,346	2,909,205
Net investment income:
Direct	747,545	519,052
Assumed	319	330
Ceded	(13,068)	(14,062)
Net investment income(1)	734,796	505,320
Asset administration fees:
Direct	78,905	82,688
Assumed	0	0
Ceded	(26,825)	(26,056)
Net asset administration fees	52,080	56,632
Other income (loss):
Direct	104,643	44,816
Assumed	20	325
Ceded(2)	71,778	169,854
Net other income (loss)(1)	176,441	214,995

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2025	2024
Realized investment gains (losses), net:
Direct(2)	(82,883)	20,056
Assumed	32,439	(9,167)
Ceded(2)	(55,930)	(13,694)
Realized investment gains (losses), net(1)	(106,374)	(2,805)
Change in value of market risk benefits, net of related hedging gains (losses):
Direct(2)	(418,994)	324,375
Assumed(2)	(484)	1,450
Ceded	93,407	(221,829)
Net change in value of market risk benefits, net of related hedging gains (losses)	(326,071)	103,996
Policyholders’ benefits (including change in reserves):
Direct	988,124	1,001,446
Assumed	292,478	287,411
Ceded	(1,137,266)	2,817,551
Net policyholders’ benefits (including change in reserves)(1)	143,336	4,106,408
Change in estimates of liability for future policy benefits:
Direct	6,255	139,586
Assumed	1,292	(9,510)
Ceded	(965)	(142,081)
Net change in estimates of liability for future policy benefits	6,582	(12,005)
Interest credited to policyholders’ account balances:
Direct	366,527	312,190
Assumed	33,104	46,148
Ceded	(105,869)	(99,988)
Net interest credited to policyholders’ account balances	293,762	258,350
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(2)	(106,548)	(391,443)
(1)Amounts include reinsurance agreements using the deposit method of accounting.
(2)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Premiums:
Assumed	$27	$30
Ceded	(35,400)	(25,152)

Policy charges and fee income:
Assumed	212	272
Ceded	(750,027)	(42,012)

Net investment income(1):
Ceded	(443)	0

Asset administration fees:
Ceded	(6,414)	(7,316)

Other income (loss)(1):
Assumed(2)	(142)	325
Ceded(2)	42,077	23,314

Realized investment gains (losses), net(1):
Assumed	32,439	(9,167)
Ceded(2)	(37,911)	(8,280)

Change in value of market risk benefits, net of related hedging gains (losses):
Assumed(2)	(484)	1,450
Ceded	44,351	(98,008)

Policyholders’ benefits (including change in reserves)(1):
Assumed	45	333
Ceded	(765,259)	(146,828)

Change in estimates of liability for future policy benefits:
Ceded	(9,886)	91,873

Interest credited to policyholders’ account balances:
Assumed	6,477	17,459
Ceded	(24,477)	0
(1)Amounts include reinsurance agreements using the deposit method of accounting.
(2)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force were as follows:

	March 31, 2025	March 31, 2024
	(in thousands)
Direct gross life insurance face amount in force	$1,191,661,368	$1,136,350,824
Assumed gross life insurance face amount in force	45,780,036	35,289,794
Reinsurance ceded	(1,088,730,529)	(1,034,508,027)
Net life insurance face amount in force	$148,710,875	$137,132,591

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

Effective December 15, 2024, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with certain fixed index annuities and multi-year guaranteed annuity contracts issued on or after the effective date of the agreement on a coinsurance basis. The deposit receivables were $388 million and $52 million as of March 31, 2025 and December 31, 2024, respectively.
DART
Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.

On November 20, 2024, DART merged into PARCC.
Prudential of Japan
Effective January 2025, the Company entered into an agreement with Prudential of Japan to reinsure GMDB associated with yen-denominated variable whole life policies. As a result of this transaction, the Company assumed $5 million of GMDB liabilities and recognized a $14 million DRG at inception. The DRG will be amortized into income over the estimated remaining life of the reinsured policies.
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
FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial sold in April 2022, and now known as FLIAC, under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, "Reinsurance recoverables and deposit receivables" includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of March 31, 2025, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block. Reinsurance recoverables and deposit receivables was $1,398 million and $1,395 million as of March 31,2025 and December 31, 2024, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $2,786 million and $2,582 million at March 31, 2025 and December 31, 2024, respectively. The funds withheld payables totaled $2,627 million and $2,434 million at March 31, 2025 and December 31, 2024, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of March 31, 2025, $1.8 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
Wilton Re
Effective October 1, 2024, the Company entered into a reinsurance agreement with Wilton Re to coinsure a closed block of GUL policies. Reinsurance recoverables was $7,584 million and $7,478 million as of March 31, 2025 and December 31, 2024, respectively.
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

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $19.7 million, or 12.75% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first three months of 2025, compared to an income tax benefit of $(67.6) million, or 10.54%, in the first three months of 2024. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2024	$(21,941)	$(1,192,702)	$117,558	$495,208	$(601,877)
Change in OCI before reclassifications	201	256,144	(12,540)	161,213	405,018
Amounts reclassified from AOCI	0	16,892	0	0	16,892
Income tax benefit (expense)	(543)	(57,176)	2,632	(33,855)	(88,942)
Balance, March 31, 2025	$(22,283)	$(976,842)	$107,650	$622,566	$(268,909)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023(2)	$(18,085)	$(927,778)	$71,195	$843,707	$(30,961)
Change in OCI before reclassifications(2)	(2,362)	(297,240)	32,830	(238,921)	(505,693)
Amounts reclassified from AOCI	0	(16,067)	0	0	(16,067)
Income tax benefit (expense)(2)	212	65,788	(6,894)	50,173	109,279
Balance, March 31, 2024	$(20,235)	$(1,175,297)	$97,131	$654,959	$(443,442)
(1)Includes cash flow hedges of $95 million and $111 million as of March 31, 2025 and December 31, 2024, respectively, and $39 million and $12 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(4,948)	$22,904
Net unrealized investment gains (losses) on available-for-sale securities	(11,944)	(6,837)
Total net unrealized investment gains (losses)(4)	(16,892)	16,067
Total reclassifications for the period	$(16,892)	$16,067
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on future policy benefits, policyholders’ account balances.

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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2024	$893	$(1,847,178)	$(583,709)	$920,455	$316,837	$(1,192,702)
Net investment gains (losses) on investments arising during the period	2,710	325,258	0	0	(68,696)	259,272
Reclassification adjustment for (gains) losses included in net income	310	16,582	0	0	(3,538)	13,354
Reclassification due to allowance for credit losses recorded during the period	6	(6)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	167,546	(239,370)	15,058	(56,766)
Balance, March 31, 2025	$3,919	$(1,505,344)	$(416,163)	$681,085	$259,661	$(976,842)
(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables and deposit receivables and DRL.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The expense charged to the Company for the deferred compensation program was $2.5 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million for both the three months ended March 31, 2025 and 2024.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $5 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended March 31, 2025 and 2024.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $113 million for the three months ended March 31, 2025.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $145 million and $178 million for the three months ended March 31, 2025 and 2024, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $29 million and $36 million for the three months ended March 31, 2025 and 2024, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,644 million and $4,657 million at March 31, 2025 and December 31, 2024, respectively. Fees related to these COLI policies were $14 million and $13 million for the three months ended March 31, 2025 and 2024, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $894 million and $897 million as of March 31, 2025 and December 31, 2024, respectively. Interest income related to the policy loan was $10 million for both the three months ended March 31, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $21 million and $15 million for the three months ended March 31, 2025 and 2024, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

The interest income to the Company from PGF related to affiliated cash collateral was $102 million and $128 million for the three months ended March 31, 2025 and 2024, respectively, and are included in "Other income (loss)".

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $1,513 million and $1,100 million of investments in joint ventures as of March 31, 2025 and December 31, 2024, respectively. "Net investment income" related to these ventures includes gains (losses) of $44 million and $9 million for the three months ended March 31, 2025 and 2024, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $63 million and $69 million for the three months ended March 31, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $12 million and $11 million for the three months ended March 31, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2025 and December 31, 2024 is as follows:

	Maturity Dates			Interest Rates			March 31, 2025	December 31, 2024
							(in thousands)
U.S. dollar fixed rate notes	2026	-	2038	0.00%	-	9.46%	$567,031	$520,462
Total notes receivable - affiliated(1)							$567,031	$520,462
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

Accrued interest receivable related to these loans was $2 million and $1 million at March 31, 2025 and December 31, 2024, respectively, and is included in “Other assets”. Revenues related to these loans were $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at March 31, 2025 and December 31, 2024 were $0 million.

The commercial mortgage loan is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0 million at both March 31, 2025 and December 31, 2024, and is included in "Accrued investment income". Revenues were $0 million and $2 million for the three months ended March 31, 2025 and 2024, respectively, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2025 and for the year ended December 31, 2024.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Equities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Equities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0
Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0
Windhill CLO 1, Ltd.	April 2024	Sale	Fixed Maturities	$2,261	$2,300	$0	$(39)
Windhill CLO 2, Ltd.	May 2024	Sale	Fixed Maturities	$14,034	$14,415	$0	$(381)
Windhill CLO 1, Ltd.	June 2024	Sale	Fixed Maturities	$2,045	$2,100	$0	$(55)
Windhill CLO 2, Ltd.	June 2024	Sale	Fixed Maturities	$23,342	$23,743	$0	$(401)
PAR U	June 2024	Transfer in	Other Invested Assets	$326	$326	$0	$0
PURE	June 2024	Transfer out	Other Invested Assets	$326	$326	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$53,462	$54,628	$0	$(1,166)
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$6,579	$6,695	$0	$(116)
Windhill CLO 1, Ltd.	July 2024	Sale	Fixed Maturities	$2,136	$2,200	$0	$(64)
PAR U	July 2024	Purchase	Fixed Maturities	$17,402	$17,402	$0	$0
Prudential Insurance	July 2024	Purchase	Fixed Maturities	$22,655	$23,433	$614	$0
PAR U	July 2024	Purchase	Fixed Maturities	$1,239	$1,239	$0	$0
PAR U	July 2024	Purchase	Derivatives	$2,975	$2,975	$0	$0
Windhill CLO 2, Ltd.	August 2024	Sale	Fixed Maturities	$21,929	$22,500	$0	$(571)
Windhill CLO 1, Ltd.	August 2024	Sale	Fixed Maturities	$13,650	$14,100	$0	$(450)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PAR U	August 2024	Purchase	Fixed Maturities	$46,742	$46,742	$0	$0
PAR U	August 2024	Purchase	Fixed Maturities	$4,793	$4,793	$0	$0
Prudential Insurance	August 2024	Purchase	Fixed Maturities	$35,872	$35,085	$(621)	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$57,613	$57,613	$0	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$24,575	$24,911	$0	$(336)
Prudential Insurance	September 2024	Purchase	Fixed Maturities	$44,773	$43,632	$(901)	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$21,229	$21,229	$0	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$3,901	$3,901	$0	$0
PAR U	October 2024	Transfer in	Fixed Maturities	$6,615,438	$6,615,438	$0	$0
Windhill CLO 3, Ltd.	October 2024	Sale	Fixed Maturities	$232,036	$235,610	$0	$(3,574)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$5,824	$5,899	$0	$(75)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$14,690	$14,959	$0	$(269)
Windhill CLO 1, Ltd.	October 2024	Sale	Fixed Maturities	$3,038	$3,100	$0	$(62)
PAR U	October 2024	Transfer in	Equities	$6,120	$6,120	$0	$0
Windhill CLO 3, Ltd.	November 2024	Sale	Fixed Maturities	$17,409	$17,518	$0	$(109)
Windhill CLO 3, Ltd.	December 2024	Sale	Fixed Maturities	$38,020	$38,537	$0	$(517)
Windhill CLO 3, Ltd.	December 2024	Sale	Short-term Investments	$2,882	$2,905	$0	$(23)
Prudential Insurance	December 2024	Contributed Capital	Equities	$415,696	$416,265	$0	$0
Windhill CLO 2, Ltd.	January 2025	Sale	Fixed Maturities	$2,738	$2,800	$0	$(62)
Windhill CLO 3, Ltd.	January 2025	Sale	Fixed Maturities	$17,046	$17,363	$0	$(317)
Windhill CLO 1, Ltd.	January 2025	Sale	Fixed Maturities	$2,152	$2,200	$0	$(48)
PAR U	February 2025	Purchase	Derivatives	$417,169	$417,169	$0	$0
Windhill CLO 2, Ltd.	February 2025	Sale	Fixed Maturities	$7,482	$7,600	$0	$(118)
Windhill CLO 3, Ltd.	February 2025	Sale	Fixed Maturities	$17,172	$17,410	$0	$(238)
Windhill CLO 1, Ltd.	February 2025	Sale	Fixed Maturities	$9,784	$9,900	$0	$(116)
Prudential Insurance	February 2025	Purchase	Fixed Maturities	$100,033	$101,147	$880	$0
Prudential Insurance	March 2025	Purchase	Fixed Maturities	$226,726	$260,396	$26,599	$0
Windhill CLO 3, Ltd.	March 2025	Sale	Fixed Maturities	$9,019	$9,144	$0	$(125)
Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$8,469	$8,500	$0	$(31)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$10,184	$10,301	$0	$(117)
Windhill CLO 1, Ltd.	March 2025	Purchase	Fixed Maturities	$921	$921	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. There was no debt outstanding to affiliates as of March 31, 2025 and December 31, 2024.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $6 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

Contributed Capital and Dividends
In February 2025, the Company received a capital contribution of $220 million from Prudential Insurance. In December 2024, the Company received capital contributions in the amount of $416 million from Prudential Insurance in the form of invested assets.
In June 2024, there was a $550 million return of capital to Prudential Insurance.

Through March 2025 and December 2024, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage and agricultural property loans. As of both March 31, 2025 and December 31, 2024, the outstanding balance on these commitments was $230 million. This amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.2 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, which is a change of $0.1 million for both the three months ended March 31, 2025 and 2024. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of March 31, 2025 and December 31, 2024, $1,634 million and $1,359 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2025 or 2024.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $32 million as of both March 31, 2025 and December 31, 2024, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	March 31, 2025	December 31, 2024
	(in thousands)
Guaranteed value of third-parties assets	$3,959,550	$3,958,847
Fair value of collateral supporting these assets	$3,616,006	$3,543,500
Asset (liability) associated with guarantee, carried at fair value	$(12,503)	$111

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Individual Annuities and Individual Life
California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In April 2025, Plaintiff filed a First Amended Complaint removing allegations related to the Unclaimed Life Insurance and Annuities Act, and the Defendant filed a demurrer seeking to dismiss the Amended Complaint.

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
16.    REVISION TO PRIOR YEAR INFORMATION
Revision to 2024 Interim Consolidated Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, during the fourth quarter of 2024, the Company identified multiple errors which impacted previously issued Consolidated Financial Statements, including for the three months ended March 31, 2024. Certain reinsurance recoverable balances associated with the coinsurance with funds withheld of fixed indexed annuities, certain deferred acquisition cost balances associated with indexed variable annuities, and certain other immaterial items were not properly accounted for. Prior period amounts have been revised in the Unaudited Interim Consolidated Financial statements to correct these errors as shown below. See the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024 for more information. In connection with this revision, the Company also corrected certain other immaterial adjustments within the Financing Section of the Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following are selected line items from the Consolidated Financial Statements illustrating the effects of these revisions:

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
REVENUES
Other income (loss)	$213,485	$1,510	$214,995
Realized investment gains (losses), net	23,000	(25,805)	(2,805)
Change in value of market risk benefits, net of related hedging gains (losses)	91,591	12,405	103,996
TOTAL REVENUES	3,891,415	(11,890)	3,879,525
BENEFITS AND EXPENSES
Interest credited to policyholders’ account balances	224,550	33,800	258,350
Amortization of deferred policy acquisition costs	(131,015)	1,858	(129,157)
General, administrative and other expenses	308,178	(10,364)	297,814
TOTAL BENEFITS AND EXPENSES	4,496,116	25,294	4,521,410
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(604,701)	(37,184)	(641,885)
Income tax expense (benefit)	(63,617)	(4,030)	(67,647)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$(542,422)	$(33,154)	$(575,576)
Other comprehensive income (loss), before tax:
Gain (loss) from changes in nonperformance risk on market risk benefits	(238,974)	53	(238,921)
Total	(521,813)	53	(521,760)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(109,291)	12	(109,279)
Other comprehensive income (loss), net of taxes	(412,522)	41	(412,481)
Comprehensive income (loss)	(953,763)	(33,113)	(986,876)

Unaudited Interim Consolidated Statements of Equity

	Retained Earnings			AOCI			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)
Balance, December 31, 2023	$(532,951)	$(18,520)	$(551,471)	$(30,920)	$(41)	$(30,961)	$4,521,425	$(18,561)	$4,502,864
Comprehensive income (loss):
Net income (loss)	(542,422)	(33,154)	(575,576)				(541,241)	(33,154)	(574,395)
Other comprehensive income (loss), net of taxes				(412,522)	41	(412,481)	(412,522)	41	(412,481)
Total comprehensive income (loss)	(542,422)	(33,154)	(575,576)	(412,522)	41	(412,481)	(953,763)	(33,113)	(986,876)
Balance, March 31, 2024	$(1,075,373)	$(51,674)	$(1,127,047)	$(443,442)	$0	$(443,442)	$3,598,694	$(51,674)	$3,547,020

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(541,241)	$(33,154)	$(574,395)
Interest credited to policyholders' account balances	224,550	33,800	258,350
Realized investment (gains) losses, net	(23,000)	25,805	2,805
Change in value of market risk benefits, net of related hedging (gains) losses	(91,591)	(12,405)	(103,996)
Change in:
Reinsurance related balances(1)	497,883	(1,510)	496,373
Deferred policy acquisition costs(1)	(186,041)	(8,506)	(194,547)
Income taxes	(64,423)	(4,030)	(68,453)
Derivatives, net	(23,220)	148,320	125,100
Other, net(1)	96,126	(148,320)	(52,194)
Cash flows from (used in) operating activities	690,625	0	690,625
CASH FLOWS FROM FINANCING ACTIVITIES:
Ceded policyholders’ account deposits	(356,405)	54,672	(301,733)
Policyholders’ account withdrawals	(1,027,050)	48,184	(978,866)
Other, net(1)	24,649	(102,856)	(78,207)
Cash flows from (used in) financing activities	2,739,124	0	2,739,124
(1) As previously reported balances have been updated to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2025, compared with December 31, 2024, and its consolidated results of operations for the three months ended March 31, 2025 and 2024. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, indexed variable annuities, fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Effective January 2025, the Company entered into an agreement with The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”) to reinsure guaranteed minimum death benefits (“GMDB”) associated with yen-denominated variable whole life policies. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.
In August 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure a closed block of guaranteed universal life ("GUL") policies. The Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PARU") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with The Prudential Insurance Company of America ("Prudential Insurance"). The transaction was completed in December 2024 with an effective date of October 1, 2024. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. ("Somerset Re") to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PARU, Prudential Universal Reinsurance Company ("PURC") and Gibraltar Universal Life Reinsurance Company ("GUL Re") and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.
In May 2023, the Company entered into an agreement with AuguStar Life Insurance Company (formerly known as The Ohio National Life Insurance Company), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information.
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

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.9% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.0% long-term equity expected rate of return and a 1.0% near-term reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2024 annual reviews and update of assumptions and other refinements, we increased our long-term expectation of the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yield by 25 basis points, and now grade to a rate of 3.50% and 1.25%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Adoption of New Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $0.1 billion from $238.5 billion at December 31, 2024 to $238.6 billion at March 31, 2025. Significant components were:
•Total investments increased $5.0 billion driven by new sales of general account annuity products.
Partially offset by:
•Separate account assets decreased $4.5 billion primarily driven by net outflows and declining equity markets.
Total liabilities decreased $0.7 billion from $233.8 billion at December 31, 2024 to $233.1 billion at March 31, 2025. Significant components were:
•Separate account liabilities decreased $4.5 billion corresponding to the decrease in separate account assets, as discussed above.
Partially offset by:
•Policyholders' account balances increased $2.0 billion primarily driven by incremental indexed product sales; and
•Market risk benefit liability increased $0.5 billion primarily driven by declining equity markets and interest rates.
Total equity increased $0.8 primarily driven by $0.3 billion in unrealized gains on investments due to declining rates and changes to direct NPR spreads, $0.2 billion of a capital contribution, and net income of $0.1 billion.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $796 million from a net loss of $642 million for the three months ended March 31, 2024 to a gain of $154 million for the three months ended March 31, 2025 primarily driven by:
•Higher Net investment income due net business growth driven by incremental indexed product sales; and
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
Partially offset by:
•A loss in Change in value of market risk benefits, net of related hedging gains (losses) due to declining equity markets in the first quarter of 2025 versus positive equity markets in the first quarter of 2024; and
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues decreased $2,827 million from $3,880 million for the three months ended March 31, 2024 to $1,053 million for the three months ended March 31, 2025 primarily driven by:
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies; and
•A loss in Change in value of market risk benefits, net of related hedging gains (losses) due to declining equity markets in the first quarter of 2025 versus positive equity markets in the first quarter of 2024.
Partially offset by:
•Higher Net investment income due to net business growth driven by incremental indexed product sales.
Benefits and expenses decreased $3,623 million from $4,521 million for the three months ended March 31, 2024 to $898 million for the three months ended March 31, 2025 primarily driven by:
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.

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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2025 and December 31, 2024, the Company had liquid assets of $48.4 billion and $45.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2.6 billion and $3.8 billion as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, $36.4 billion, or 93%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

The affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both March 31, 2025 and December 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of March 31, 2025, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of March 31, 2025, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Pruco Life Insurance Company

By:	/s/ Markus Coombs
Name:	Markus Coombs
Vice President and Chief Financial Officer

Date: May 9, 2025