Form 10-Q
period 2025-06-30
PRUCO LIFE INSURANCE CO
filed 2025-08-08
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 8, 2025, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2025 and December 31, 2024 (in thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2025-$16,969; 2024-$40,414) (amortized cost: 2025–$43,550,555; 2024–$36,980,933)	$42,552,406	$34,986,160
Fixed maturities, trading, at fair value (amortized cost: 2025–$4,968,616; 2024–$4,415,277)	4,591,073	3,845,045
Equity securities, at fair value (cost: 2025– $792,018; 2024–$2,650,542)	810,444	2,623,820
Policy loans	1,613,609	1,541,480
Short-term investments (net of allowance for credit losses: 2025-$65; 2024-$49)	316,993	517,386
Commercial mortgage and other loans (net of $38,516 and $37,715 allowance for credit losses at June 30, 2025 and December 31, 2024, respectively)	8,671,415	7,759,323
Other invested assets (includes $166,385 and $68,623 of assets measured at fair value at June 30, 2025 and December 31, 2024, respectively)(1)	2,300,289	1,582,094
Total investments	60,856,229	52,855,308
Cash and cash equivalents	2,340,343	3,325,698
Deferred policy acquisition costs	8,203,410	7,807,060
Accrued investment income	577,220	466,394
Reinsurance recoverables and deposit receivables (includes $722,068 and $645,193 of embedded derivatives at fair value at June 30, 2025 and December 31, 2024, respectively)	50,219,999	48,247,817
Receivables from parent and affiliates	687,750	678,028
Deferred sales inducements	308,974	322,351
Income tax assets	2,018,348	2,120,654
Market risk benefit assets	2,534,340	2,637,363
Other assets	1,816,473	1,850,800
Separate account assets	117,646,018	118,143,256
TOTAL ASSETS	$247,209,104	$238,454,729
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$77,316,563	$69,628,318
Future policy benefits	26,057,472	25,113,767
Market risk benefit liabilities	4,668,492	4,281,244
Cash collateral for loaned securities	218,787	121,372
Reinsurance and funds withheld payables	9,042,306	8,611,141
Short-term debt to affiliates	5,004	0
Payables to parent and affiliates(1)	2,533,766	3,653,848
Other liabilities(1)	4,038,981	4,199,803
Separate account liabilities	117,646,018	118,143,256
Total liabilities	241,527,389	233,752,749
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 16)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,387,426	4,923,299
Retained earnings / (accumulated deficit)	190,973	272,519
Accumulated other comprehensive income (loss)	(1,344)	(601,877)
Total Pruco Life Insurance Company equity	5,579,555	4,596,441
Noncontrolling interests	102,160	105,539
Total equity	5,681,715	4,701,980
TOTAL LIABILITIES AND EQUITY	$247,209,104	$238,454,729
(1)    See Note 4 for details of balances associated with variable interest entities.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Premiums (includes $58, $(2,192), $709, and $(2,522) of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, respectively)	$138,726	$94,921	$262,186	$187,103
Policy charges and fee income	470,616	388,834	868,962	3,298,039
Net investment income	763,253	579,993	1,498,049	1,085,313
Asset administration fees	49,967	55,113	102,047	111,745
Other income (loss)(1)	240,046	141,118	416,487	356,113
Realized investment gains (losses), net(1)	(819,364)	804,748	(925,738)	801,943
Change in value of market risk benefits, net of related hedging gains (losses)(1)	(286,169)	(282,183)	(612,240)	(178,187)
TOTAL REVENUES	557,075	1,782,544	1,609,753	5,662,069
BENEFITS AND EXPENSES
Policyholders’ benefits	299,308	135,879	442,644	4,242,287
Change in estimates of liability for future policy benefits	(107,470)	(6,174)	(100,888)	(18,179)
Interest credited to policyholders’ account balances(1)	168,577	226,224	462,339	484,574
Amortization of deferred policy acquisition costs(1)	164,114	150,307	324,337	21,150
General, administrative and other expenses(1)	263,348	271,564	557,828	569,378
TOTAL BENEFITS AND EXPENSES	787,877	777,800	1,686,260	5,299,210
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(230,802)	1,004,744	(76,507)	362,859
Income tax expense (benefit)(1)	(22,988)	129,225	(3,311)	61,578
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(207,814)	875,519	(73,196)	301,281
Equity in earnings of operating joint venture, net of taxes	(84)	(86)	(176)	(243)
NET INCOME (LOSS)	$(207,898)	$875,433	$(73,372)	$301,038
Less: Income (loss) attributable to noncontrolling interests	3,217	1,891	8,174	3,072
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$(211,115)	$873,542	$(81,546)	$297,966
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4,523	(1,816)	4,724	(4,178)
Net unrealized investment gains (losses)	330,192	(155,693)	603,228	(469,000)
Interest rate remeasurement of future policy benefits	(3,391)	33,385	(15,931)	66,215
Gain (loss) from changes in non-performance risk on market risk benefits(1)	7,109	55,049	168,322	(183,872)
Total	338,433	(69,075)	760,343	(590,835)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	70,868	(14,270)	159,810	(123,549)
Other comprehensive income (loss), net of taxes	267,565	(54,805)	600,533	(467,286)
Comprehensive income (loss)	59,667	820,628	527,161	(166,248)
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,217	1,891	8,174	3,072
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$56,450	$818,737	$518,987	$(169,320)
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2025 and 2024 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$2,500	$4,923,299	$272,519	$(601,877)	$4,596,441	$105,539	$4,701,980
Contributed capital		220,000			220,000		220,000
Contributions from noncontrolling interests						52,350	52,350
Contributed (distributed) capital-parent/child asset transfers		26,303			26,303		26,303
Comprehensive income (loss):
Net income (loss)			129,569		129,569	4,957	134,526
Other comprehensive income (loss), net of tax				332,968	332,968	0	332,968
Total comprehensive income (loss)			129,569	332,968	462,537	4,957	467,494
Balance, March 31, 2025	2,500	5,169,602	402,088	(268,909)	5,305,281	162,846	5,468,127
Contributed capital		215,703			215,703		215,703
Contributions from noncontrolling interests						34,909	34,909
Distributions to noncontrolling interests						(98,812)	(98,812)
Contributed (distributed) capital-parent/child asset transfers		2,121			2,121		2,121
Comprehensive income (loss):
Net income (loss)			(211,115)		(211,115)	3,217	(207,898)
Other comprehensive income (loss), net of taxes				267,565	267,565	0	267,565
Total comprehensive income (loss)			(211,115)	267,565	56,450	3,217	59,667
Balance, June 30, 2025	$2,500	$5,387,426	$190,973	$(1,344)	$5,579,555	$102,160	$5,681,715

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$2,500	$5,052,602	$(551,471)	$(30,961)	$4,472,670	$30,194	$4,502,864
Contributions from noncontrolling interests						25,310	25,310
Contributed (distributed) capital-parent/child asset transfers		5,722			5,722		5,722
Comprehensive income (loss):
Net income (loss)			(575,576)		(575,576)	1,181	(574,395)
Other comprehensive income (loss), net of tax				(412,481)	(412,481)	0	(412,481)
Total comprehensive income (loss)			(575,576)	(412,481)	(988,057)	1,181	(986,876)
Balance, March 31, 2024	2,500	5,058,324	(1,127,047)	(443,442)	3,490,335	56,685	3,547,020
Return of capital		(550,000)			(550,000)		(550,000)
Contributions from noncontrolling interests						49,548	49,548
Contributed (distributed) capital-parent/child asset transfers		(34)			(34)		(34)
Comprehensive income (loss):
Net income (loss)(1)			873,542		873,542	1,891	875,433
Other comprehensive income (loss), net of tax				(54,805)	(54,805)	0	(54,805)
Total comprehensive income (loss)			873,542	(54,805)	818,737	1,891	820,628
Balance, June 30, 2024(1)	$2,500	$4,508,290	$(253,505)	$(498,247)	$3,759,038	$108,124	$3,867,162
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$(73,372)	$301,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(2)	(3,887)	28,441
Interest credited to policyholders’ account balances(1)	462,339	484,574
Realized investment (gains) losses, net(1)	925,738	(801,943)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	612,240	178,187
Change in:
Future policy benefits and other insurance liabilities	967,671	1,319,243
Reinsurance related-balances(1)(2)	(586,472)	246,360
Accrued investment income(2)	(103,366)	(88,348)
Net payables to (receivables from) parent and affiliates	75,263	34,767
Deferred policy acquisition costs(1)(2)	(396,350)	(444,726)
Income taxes(1)	(66,442)	(57,180)
Derivatives, net(1)	(1,098,813)	788,048
Other, net(1)(2)	(303,803)	(70,578)
Cash flows from (used in) operating activities	410,746	1,917,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	3,491,902	1,508,920
Fixed maturities, trading	657,457	634,302
Equity securities	2,171,675	599,044
Policy loans	105,200	90,999
Ceded policy loans	(61,408)	(53,663)
Short-term investments	633,464	751,272
Commercial mortgage and other loans	118,605	206,032
Other invested assets	77,504	28,981
Notes receivable from parent and affiliates(2)	129,403	458
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(9,962,650)	(6,966,095)
Fixed maturities, trading	(1,326,274)	(1,033,048)
Equity securities	(497,374)	(355,520)
Policy loans	(155,673)	(116,650)
Ceded policy loans	48,779	49,226
Short-term investments	(434,651)	(787,217)
Commercial mortgage and other loans	(938,468)	(810,995)
Other invested assets	(513,961)	(206,518)
Notes receivable from parent and affiliates(2)	(199,033)	(180,504)
Derivatives, net	(469)	157,771
Other, net	182	(7,632)
Cash flows from (used in) investing activities	(6,655,790)	(6,490,837)

	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	8,047,648	8,432,668
Ceded policyholders’ account deposits(1)	(1,387,570)	(600,162)
Policyholders’ account withdrawals(1)	(2,228,032)	(1,966,941)
Ceded policyholders’ account withdrawals	363,234	410,169
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	97,420	(198,908)
Contributed capital	220,000	0
Return of capital	0	(550,000)
Contributed (distributed) capital - parent/child asset transfers	0	7,481
Net change in all other financing arrangements (maturities 90 days or less)	5,004	0
Repayments of debt (maturities longer than 90 days)	0	(180,411)
Drafts outstanding	(3,372)	(84,821)
Contributions from noncontrolling interests(2)	87,259	74,858
Distributions to noncontrolling interests	(98,812)	0
Other, net(1)(2)	156,910	(24,564)
Cash flows from (used in) financing activities	5,259,689	5,319,369
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(985,355)	746,415
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,325,698	2,139,792
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,340,343	$2,886,207
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(2)    Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions

2025
"Cash flows from (used in) investing activities" and "Cash flows from (used in) financing activities" for the six months ended June 30, 2025 excludes non-cash activities related to invested asset transfers in the amount of $208 million, related to capital contributions the Company received from The Prudential Insurance Company of America ("Prudential Insurance"). See Note 15 for additional information.

2024
"Cash flows from (used in) operating activities" for the six months ended June 30, 2024 excludes certain non-cash activities in the amount of $1,129 million related to the affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company ("PURE") and Prudential Insurance, effective January 1, 2024. See Note 12 for additional information.

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The Unaudited Interim Consolidated Financial Statements include the accounts of Pruco Life, entities over which the Company exercises control, including majority-owned subsidiaries, and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. Intercompany balances and transactions have been eliminated.

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

Revision to Prior Period Interim Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, during the fourth quarter of 2024, the Company identified multiple errors which impacted previously issued Consolidated Financial Statements, including for the three and six months ended June 30, 2024. Certain reinsurance recoverable balances associated with the coinsurance with funds withheld of fixed indexed annuities, certain deferred acquisition cost balances associated with indexed variable annuities, and certain other immaterial items were not properly accounted for. Prior period amounts have been revised in the Consolidated Financial Statements and related disclosures to correct these errors. In connection with this revision, the Company also corrected certain other immaterial adjustments within the Financing Section of the Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2024. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly Consolidated Financial Statements. See Note 17 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of June 30, 2025

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,150,774	$21,752	$102,875	$0	$1,069,651
Obligations of U.S. states and their political subdivisions	485,505	507	44,965	0	441,047
Foreign government securities	436,992	5,121	49,319	0	392,794
U.S. public corporate securities	17,836,358	208,508	877,821	0	17,167,045
U.S. private corporate securities	6,508,327	76,363	204,863	10,493	6,369,334
Foreign public corporate securities	4,542,812	74,358	104,900	21	4,512,249
Foreign private corporate securities	6,494,932	292,364	268,467	6,455	6,512,374
Asset-backed securities(1)	4,380,196	33,007	8,777	0	4,404,426
Commercial mortgage-backed securities	1,168,631	13,927	41,387	0	1,141,171
Residential mortgage-backed securities(2)	546,028	3,830	7,543	0	542,315
Total fixed maturities, available-for-sale	$43,550,555	$729,737	$1,710,917	$16,969	$42,552,406
(1)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,199,628	$8,357	$108,744	$0	$1,099,241
Obligations of U.S. states and their political subdivisions	570,253	1,156	30,343	0	541,066
Foreign government securities	362,154	646	52,466	0	310,334
U.S. public corporate securities	14,134,828	60,917	957,316	1	13,238,428
U.S. private corporate securities	6,030,898	35,828	301,451	11,178	5,754,097
Foreign public corporate securities	3,804,503	21,136	126,767	21	3,698,851
Foreign private corporate securities	5,838,939	43,334	511,426	29,214	5,341,633
Asset-backed securities(1)	3,728,073	31,431	8,841	0	3,750,663
Commercial mortgage-backed securities	944,652	4,567	53,444	0	895,775
Residential mortgage-backed securities(2)	367,005	861	11,794	0	356,072
Total fixed maturities, available-for-sale	$36,980,933	$208,233	$2,162,592	$40,414	$34,986,160
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$287,270	$12,140	$242,600	$90,735	$529,870	$102,875
Obligations of U.S. states and their political subdivisions	153,557	10,293	236,302	34,672	389,859	44,965
Foreign government securities	63,036	1,107	170,313	48,212	233,349	49,319
U.S. public corporate securities	2,075,023	72,936	4,696,782	804,885	6,771,805	877,821
U.S. private corporate securities	1,072,321	12,883	2,393,238	191,818	3,465,559	204,701
Foreign public corporate securities	305,143	6,871	711,489	98,027	1,016,632	104,898
Foreign private corporate securities	457,994	9,918	2,019,364	258,549	2,477,358	268,467
Asset-backed securities	281,356	1,938	118,164	6,839	399,520	8,777
Commercial mortgage-backed securities	34,380	105	474,854	41,282	509,234	41,387
Residential mortgage-backed securities	28,289	325	121,444	7,218	149,733	7,543
Total fixed maturities, available-for-sale	$4,758,369	$128,516	$11,184,550	$1,582,237	$15,942,919	$1,710,753

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$377,531	$13,829	$238,723	$94,915	$616,254	$108,744
Obligations of U.S. states and their political subdivisions	226,731	5,019	212,060	25,324	438,791	30,343
Foreign government securities	118,168	2,615	171,166	49,851	289,334	52,466
U.S. public corporate securities	4,320,552	105,145	4,677,336	852,171	8,997,888	957,316
U.S. private corporate securities	1,999,008	41,931	2,379,755	259,489	4,378,763	301,420
Foreign public corporate securities	1,088,644	20,465	716,172	106,294	1,804,816	126,759
Foreign private corporate securities	1,977,169	69,399	2,107,705	440,330	4,084,874	509,729
Asset-backed securities	363,744	5,510	140,090	3,331	503,834	8,841
Commercial mortgage-backed securities	101,821	1,356	489,490	52,088	591,311	53,444
Residential mortgage-backed securities	142,961	1,946	123,853	9,848	266,814	11,794
Total fixed maturities, available-for-sale	$10,716,329	$267,215	$11,256,350	$1,893,641	$21,972,679	$2,160,856

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $1,642 million and $2,059 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $69 million and $102 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2025, the $1,582 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2024, the $1,894 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of June 30, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$2,286,700	$2,259,790
Due after one year through five years	15,568,403	15,672,882
Due after five years through ten years	10,149,012	10,232,287
Due after ten years	9,451,585	8,299,535
Asset-backed securities	4,380,196	4,404,426
Commercial mortgage-backed securities	1,168,631	1,141,171
Residential mortgage-backed securities	546,028	542,315
Total fixed maturities, available-for-sale	$43,550,555	$42,552,406

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$1,435,723	$321,870	$1,657,760	$428,025
Proceeds from maturities/prepayments	895,992	698,470	1,741,701	1,135,913
Gross investment gains from sales and maturities	9,074	9,407	13,682	10,344
Gross investment losses from sales and maturities	(12,905)	(16,340)	(20,707)	(24,472)
Write-downs recognized in earnings(2)	(26,210)	0	(32,546)	0
(Addition to) release of allowance for credit losses	25,863	(1,698)	23,449	(1,340)
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $92.4 million and $(55.0) million for the six months ended June 30, 2025 and 2024, respectively.
(2)Amounts represent write-downs on credit adverse securities.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Three Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$42,828	$0	$0	$0	$42,828
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	0	0
Reductions for securities sold during the period	0	0	(2)	0	0	0	(2)
Additions (reductions) on securities with previous allowance	0	0	1,685	0	0	0	1,685
Write-downs charged against the allowance	0	0	(27,542)	0	0	0	(27,542)
Balance, end of period	$0	$0	$16,969	$0	$0	$0	$16,969

	Three Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,650	$0	$0	$0	$1,650
Additions to allowance for credit losses not previously recorded	0	0	339	0	0	5	344
Reductions for securities sold during the period	0	0	(1)	0	0	0	(1)
Additions (reductions) on securities with previous allowance	0	0	1,355	0	0	0	1,355
Balance, end of period	$0	$0	$3,343	$0	$0	$5	$3,348

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$40,414	$0	$0	$0	$40,414
Additions to allowance for credit losses not previously recorded	0	0	5,512	0	0	0	5,512
Reductions for securities sold during the period	0	0	(78)	0	0	0	(78)
Additions (reductions) on securities with previous allowance	0	0	2,811	0	0	0	2,811
Write-downs charged against the allowance	0	0	(31,690)	0	0	0	(31,690)
Balance, end of period	$0	$0	$16,969	$0	$0	$0	$16,969

	Six Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded	0	0	396	0	0	5	401
Reductions for securities sold during the period	0	0	(42)	0	0	0	(42)
Additions (reductions) on securities with previous allowance	0	0	510	(1)	0	(7)	502
Assets transferred (to) from parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$3,343	$0	$0	$5	$3,348

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended June 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to settlements and security restructures within the consumer cyclical and consumer non-cyclical sectors within corporate securities. For the three months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the capital goods and finance sectors within corporate securities due to adverse projected cash flows.

For the six months ended June 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to security restructures and settlements within the consumer cyclical, consumer non-cyclical and capital goods sectors within corporate securities. For the six months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the utility, capital goods and finance sectors within corporate securities due to adverse projected cash flows.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration as of both June 30, 2025 and December 31, 2024.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $107.5 million and $(50.9) million during the three months ended June 30, 2025 and 2024, respectively, and $195.3 million and $(132.2) million during the six months ended June 30, 2025 and 2024, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(45.9) million and $(9.2) million during the three months ended June 30, 2025 and 2024, respectively, and $(139.5) million and $(21.4) million during the six months ended June 30, 2025 and 2024, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$2,225,011	25.6%	$1,949,926	25.0%
Health Care Senior Living(1)	135,672	1.6	134,195	1.7
Hospitality	94,557	1.1	97,603	1.3
Industrial	3,287,343	37.7	2,906,413	37.3
Office	526,692	6.1	556,586	7.1
Retail	727,657	8.3	693,949	9.0
Self-Storage(1)	738,071	8.5	543,701	7.0
Other(1)	72,463	0.8	72,645	0.9
Total commercial mortgage loans	7,807,466	89.7	6,955,018	89.3
Agricultural property loans	891,999	10.3	830,041	10.7
Total commercial mortgage and agricultural property loans	8,699,465	100.0%	7,785,059	100.0%
Allowance for credit losses	(38,516)		(37,715)
Total net commercial mortgage and agricultural property loans	8,660,949		7,747,344
Other loans:
Other collateralized loans	10,466		11,979
Total other loans	10,466		11,979
Total net commercial mortgage and other loans	$8,671,415		$7,759,323
(1) Prior period amounts have been updated to conform to current period presentation.

As of June 30, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (23%), Texas (8%) and Florida (8%) and included loans secured by properties in Europe (9%), Mexico (1%) and Australia (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended June 30,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$34,770	$5,014	$39,784	$41,769	$913	$42,682
Addition to (release of) allowance for expected losses	1,046	2,782	$3,828	(1,077)	(33)	(1,110)
Write-downs charged against allowance	0	(5,096)	(5,096)	0	0	0
Allowance, end of period	$35,816	$2,700	$38,516	$40,692	$880	$41,572

	Six Months Ended June 30,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$33,004	$4,711	$37,715	$36,758	$931	$37,689
Addition to (release of) allowance for expected losses	2,812	3,085	5,897	3,934	(51)	3,883
Write-downs charged against allowance	0	(5,096)	(5,096)	0	0	0
Allowance, end of period	$35,816	$2,700	$38,516	$40,692	$880	$41,572

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended June 30, 2025, the net decrease to the allowance for credit losses on commercial mortgage and other loans was primarily related to a net write-down against a loan specific allowance within agricultural property loans. For the three months ended June 30, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was in the general allowance primarily due to loan payoffs, partially offset by loan originations.

For the six months ended June 30, 2025, the net increase to the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in loan specific allowances within the retail sector of commercial mortgage loans, partially offset by a net write-down against a loan-specific reserve within agricultural property loans. For the six months ended June 30, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the loan specific allowance within the office sector and in the general allowance due to loan originations, partially offset by loan payoffs.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$265,728	$455,457	$509,346	$318,445	$490,940	$1,301,962	$10,879	$3,352,757
60%-69.99%	535,433	924,806	265,626	334,534	359,653	398,060	0	2,818,112
70%-79.99%	34,247	377,337	400,991	123,128	276,958	69,594	0	1,282,255
80% or greater	0	41,384	0	11,626	103,419	197,913	0	354,342
Total	$835,408	$1,798,984	$1,175,963	$787,733	$1,230,970	$1,967,529	$10,879	$7,807,466
Debt Service Coverage Ratio:
Greater than 1.2x	$835,408	$1,738,932	$1,029,716	$772,955	$1,229,509	$1,836,719	$0	$7,443,239
1.0 - 1.2x	0	60,052	146,247	11,388	0	64,360	10,879	292,926
Less than 1.0x	0	0	0	3,390	1,461	66,450	0	71,301
Total	$835,408	$1,798,984	$1,175,963	$787,733	$1,230,970	$1,967,529	$10,879	$7,807,466
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$47,705	$242,703	$74,691	$161,906	$126,280	$61,890	$19,266	$734,441
60%-69.99%	0	29,560	19,339	49,210	0	0	0	98,109
70%-79.99%	36,184	0	0	0	5,256	0	0	41,440
80% or greater	0	0	0	5,779	0	0	12,230	18,009
Total	$83,889	$272,263	$94,030	$216,895	$131,536	$61,890	$31,496	$891,999
Debt Service Coverage Ratio:
Greater than 1.2x	$83,889	$260,660	$91,671	$206,361	$124,630	$48,194	$19,266	$834,671
1.0 - 1.2x	0	10,640	2,359	10,534	0	10,243	12,230	46,006
Less than 1.0x	0	963	0	0	6,906	3,453	0	11,322
Total	$83,889	$272,263	$94,030	$216,895	$131,536	$61,890	$31,496	$891,999

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended June 30,
	2025		2024
	Term Extension	% of Amortized Cost	Term Extension	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans(1)	$0	0.0%	$8,078	0.1%

	Six Months Ended June 30,
	2025		2024
	Term Extension	% of Amortized Cost	Term Extension	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans(1)	$0	0.0%	$14,546	0.2%
(1) Prior period amounts have been updated to conform to current period presentation.

For both the three and six months ended June 30, 2024, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both June 30, 2025 and December 31, 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$7,803,543	$0	$0	$3,923	$7,807,466	$5,120
Agricultural property loans	858,634	0	0	33,365	891,999	37,725
Other collateralized loans	10,466	0	0	0	10,466	0
Total	$8,672,643	$0	$0	$37,288	$8,709,931	$42,845
(1)As of June 30, 2025, there were no loans in this category accruing interest.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Loans on non-accrual status recognized interest of less than $1 million and $0 million for both the three and six months ended June 30, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $20 million and $2 million as of June 30, 2025 and December 31, 2024, respectively.

For both the three and six months ended June 30, 2025, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For both the three and six months ended June 30, 2024, there were $14.1 million commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2025 and December 31, 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$404,092	$388,822
Hedge funds	1,611,953	1,024,534
Real estate-related	73,458	75,730
Subtotal equity method	2,089,503	1,489,086
Fair value:
Private equity	22,394	28,094
Hedge funds	74,200	14
Real estate-related	15,498	16,016
Subtotal fair value	112,092	44,124
Total LPs/LLCs	2,201,595	1,533,210
Derivative instruments	54,293	24,499
Other(1)	44,401	24,385
Total other invested assets	$2,300,289	$1,582,094
(1)Includes tax advantaged investments and investments in separate account funds.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Fixed maturities	$484,760	$396,173
Equity securities	218	436
Commercial mortgage and other loans	32,984	29,437
Policy loans	52,915	30,820
Short-term investments and cash equivalents	6,343	9,528
Total accrued investment income	$577,220	$466,394

There were no write-downs on accrued investment income for both the three and six months ended June 30, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale	$533,845	$393,930	$1,021,045	$732,739
Fixed maturities, trading	49,982	38,957	97,185	70,626
Equity securities	12,184	6,458	30,768	10,205
Commercial mortgage and other loans	102,557	77,920	199,804	151,678
Policy loans	16,813	16,588	33,029	31,033
Other invested assets	54,306	28,747	118,185	52,067
Short-term investments and cash equivalents	25,085	41,007	59,922	87,322
Gross investment income	794,772	603,607	1,559,938	1,135,670
Less: investment expenses	(31,519)	(23,614)	(61,889)	(50,357)
Net investment income	$763,253	$579,993	$1,498,049	$1,085,313

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities(1)	$(4,178)	$(8,631)	$(16,122)	$(15,468)
Commercial mortgage and other loans	(3,828)	1,162	(6,425)	(4,619)
LPs/LLCs(2)	0	(36)	(6)	(36)
Derivatives(3)	(774,743)	794,315	(824,602)	788,964
Short-term investments and cash equivalents	116	267	33	(80)
Ceded income on modified coinsurance investments(2)(4)	(36,799)	17,671	(78,802)	33,017
Other(2)	68	0	186	165
Realized investment gains (losses), net	$(819,364)	$804,748	$(925,738)	$801,943
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(4)Includes changes in the value of reinsurance and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$901	$893
Fixed maturity securities, available-for-sale without an allowance	(982,081)	(1,955,252)
Derivatives designated as cash flow hedges(1)	(166,686)	110,565
Affiliated notes	(1,522)	(3,276)
Other investments(2)	13,253	785
Net unrealized gains (losses) on investments	$(1,136,135)	$(1,846,285)
(1)For additional information regarding cash flow hedges, see Note 5.
(2)Primarily includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets."

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2025 and December 31, 2024, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Obligations of U.S. states and their political subdivisions	$0	$0	$0	$1,139	$0	$1,139
U.S. public corporate securities	25,062	0	25,062	6,949	0	6,949
U.S. private corporate securities	0	0	0	18	0	18
Foreign public corporate securities	10,274	0	10,274	10,100	0	10,100
Equity securities	183,451	0	183,451	103,166	0	103,166
Total cash collateral for loaned securities(1)	$218,787	$0	$218,787	$121,372	$0	$121,372
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be VIEs. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control activities of the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE.
The Company is the primary beneficiary if the Company has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. If the Company determines that it is the VIE’s primary beneficiary, it consolidates the VIE.

Consolidated Variable Interest Entities

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but for which it is not the investment manager. The Company’s involvement in the structuring of these investments combined with its economic interest indicates that the Company is the primary beneficiary. The Company has not provided material financial support or other support that was not contractually required to these VIEs.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported:

	June 30, 2025	December 31, 2024
	(in thousands)
Other invested assets	$74,198	$0
Total assets of consolidated VIEs	$74,198	$0

Payables to parent and affiliates	$90	$0
Other liabilities	362	0
Total liabilities of consolidated VIEs	$452	$0

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs. These VIEs consist of investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $78 million and $0 million as of June 30, 2025 and December 31, 2024, respectively. These investments are reflected in “Other invested assets”. There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

5.    DERIVATIVES AND HEDGING

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

	June 30, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$2,758	$0	$(144)	$2,851	$0	$(209)
Foreign Currency Swaps	3,876,906	75,646	(236,546)	3,308,842	202,606	(27,523)
Total Derivatives Designated as Hedge Accounting Instruments	$3,879,664	$75,646	$(236,690)	$3,311,693	$202,606	$(27,732)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$192,871,060	$8,183,113	$(19,896,687)	$174,170,160	$9,029,399	$(20,888,553)
Interest Rate Futures	1,284,300	5,962	(2,406)	1,518,400	1,967	(1,443)
Interest Rate Options	26,245,000	111,829	(1,220,715)	29,135,000	279,414	(1,406,265)
Interest Rate Forwards	0	0	0	0	0	0
Interest Rate Total Return Swaps	223,294	2,653	0	223,721	1,472	(2,121)
Foreign Currency
Foreign Currency Forwards	1,791,548	277	(51,414)	1,146,861	30,078	(181)
Credit
Credit Default Swaps	881,065	8,919	0	911,850	9,606	0
Currency/Interest Rate
Foreign Currency Swaps	2,355,355	54,435	(66,984)	2,285,052	164,152	(9,277)
Equity
Equity Total Return Swaps	21,237,575	1,588,928	(1,778,588)	23,025,217	1,160,080	(1,182,913)
Equity Options	165,141,355	6,314,087	(5,610,158)	117,107,059	4,453,762	(3,717,637)
Equity Futures	943,691	2,576	(242)	1,802,205	15	(6,060)
Synthetic GICs	4,153,333	50	(14,303)	3,958,847	143	(31)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$417,127,576	$16,272,829	$(28,641,497)	$355,284,372	$15,130,088	$(27,214,481)
Total Derivatives(1)(2)	$421,007,240	$16,348,475	$(28,878,187)	$358,596,065	$15,332,694	$(27,242,213)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $14,391 million and $11,968 million as of June 30, 2025 and December 31, 2024, respectively, primarily included in "Policyholders' account balances".
(2)Recorded in “Other invested assets”, “Payables to parent and affiliates” and "Other liabilities" on the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables and deposit receivables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	June 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,348,410	$(16,294,182)	$54,228	$0	$54,228
Total Assets	$16,348,410	$(16,294,182)	$54,228	$0	$54,228
Offsetting of Financial Liabilities:
Derivatives	$28,863,884	$(26,373,747)	$2,490,137	$(2,490,137)	$0
Total Liabilities	$28,863,884	$(26,373,747)	$2,490,137	$(2,490,137)	$0

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Total Assets	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Offsetting of Financial Liabilities:
Derivatives	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
Total Liabilities	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
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

	Three Months Ended June 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(22)	$0	$45
Currency/Interest Rate	(3,367)	0	14,552	(56,939)	(261,976)
Total cash flow hedges	(3,366)	0	14,530	(56,939)	(261,931)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	12,792	(263,324)	0	0	0
Currency	(120,930)	0	0	0	0
Currency/Interest Rate	(126,023)	0	0	(837)	0
Credit	9,667	0	0	0	0
Equity	2,534,681	(523,904)	0	0	0
Embedded Derivatives	(3,081,564)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(771,377)	(787,228)	0	(837)	0
Total	$(774,743)	$(787,228)	$14,530	$(57,776)	$(261,931)

	Six Months Ended June 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(22)	$0	$56
Currency/Interest Rate	2,066	0	29,425	(82,194)	(277,307)
Total cash flow hedges	2,067	0	29,403	(82,194)	(277,251)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	71,644	(166,140)	0	0	0
Currency	(167,331)	0	0	0	0
Currency/Interest Rate	(138,518)	0	0	(817)	0
Credit	6,804	0	0	0	0
Equity	1,038,162	(334,333)	0	0	0
Embedded Derivatives	(1,637,430)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(826,669)	(500,473)	0	(817)	0
Total	$(824,602)	$(500,473)	$29,403	$(83,011)	$(277,251)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$2	$0	$(21)
Currency/Interest Rate	(569)	0	12,141	1,258	36,201
Total cash flow hedges	(568)	0	12,143	1,258	36,180
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	28,037	(410,527)	0	0	0
Currency	8,285	0	0	0	0
Currency/Interest Rate	1,556	0	0	(60)	0
Credit	(368)	0	0	0	0
Equity	596,834	(58,063)	0	0	0
Embedded Derivatives	160,539	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	794,883	(468,590)	0	(60)	0
Total	$794,315	$(468,590)	$12,143	$1,198	$36,180

	Six Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(62)	$0	$(10)
Currency/Interest Rate	(677)	0	22,869	13,605	63,369
Total cash flow hedges	(676)	0	22,807	13,605	63,359
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	72,509	(1,266,452)	0	0	0
Currency	21,406	0	0	0	0
Currency/Interest Rate	33,532	0	0	123	0
Credit	7,518	0	0	0	0
Equity	2,023,011	(488,930)	0	0	0
Embedded Derivatives	(1,368,336)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	789,640	(1,755,382)	0	123	0
Total	$788,964	$(1,755,382)	$22,807	$13,728	$63,359

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2024	$110,565
Amount recorded in AOCI
Interest Rate	35
Currency/Interest Rate	(328,010)
Total amount recorded in AOCI	(327,975)
Amount reclassified from AOCI to income
Interest Rate	21
Currency/Interest Rate	50,703
Total amount reclassified from AOCI to income	50,724
Balance, June 30, 2025	$(166,686)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2025 values, it is estimated that a pre-tax gain of $30 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2026.

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

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $881 million and $912 million as of June 30, 2025 and December 31, 2024, respectively. These credit derivatives are reported at fair value as an asset of $9 million and $10 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 the notional amount of these credit derivatives had the following NAIC ratings: $849 million in NAIC 3 and $32 million in NAIC 6.

The Company has no exposure on purchased credit protection as of June 30, 2025 and December 31, 2024.

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

6.    FAIR VALUE OF ASSETS AND LIABILITIES

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

	June 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,069,651	$0	$	$1,069,651
Obligations of U.S. states and their political subdivisions	0	441,047	0		441,047
Foreign government securities	0	392,794	0		392,794
U.S. corporate public securities	0	17,167,045	0		17,167,045
U.S. corporate private securities	0	5,585,347	783,987		6,369,334
Foreign corporate public securities	0	4,505,308	6,941		4,512,249
Foreign corporate private securities	0	6,045,699	466,675		6,512,374
Asset-backed securities(2)	0	3,300,752	1,103,674		4,404,426
Commercial mortgage-backed securities	0	1,066,342	74,829		1,141,171
Residential mortgage-backed securities	0	530,515	11,800		542,315
Subtotal	0	40,104,500	2,447,906		42,552,406
Market risk benefit assets	0	0	2,534,340		2,534,340
Fixed maturities, trading	0	4,368,978	222,095		4,591,073
Equity securities	781,142	27,129	2,173		810,444
Short-term investments	50,206	234,891	795		285,892
Cash equivalents	53,710	2,032,883	278		2,086,871
Other invested assets(3)	268,456	16,079,969	50	(16,294,182)	54,293
Reinsurance recoverables and deposit receivables	0	0	722,068		722,068
Receivables from parent and affiliates	0	225,460	366,535		591,995
Subtotal excluding separate account assets	1,153,514	63,073,810	6,296,240	(16,294,182)	54,229,382
Separate account assets(4)(5)	447,982	110,080,833	13,322		110,542,137
Total assets	$1,601,496	$173,154,643	$6,309,562	$(16,294,182)	$164,771,519
Market risk benefit liabilities	$0	$0	$4,668,492	$	$4,668,492
Policyholders' account balances	0	0	15,113,285		15,113,285
Payables to parent and affiliates	0	28,642,779	0	(26,154,677)	2,488,102
Other liabilities	221,105	0	14,303	(219,070)	16,338
Total liabilities	$221,105	$28,642,779	$19,796,080	$(26,373,747)	$22,286,217

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,099,241	$0	$	$1,099,241
Obligations of U.S. states and their political subdivisions	0	541,066	0		541,066
Foreign government securities	0	309,686	648		310,334
U.S. corporate public securities	0	13,238,428	0		13,238,428
U.S. corporate private securities	0	4,996,400	757,697		5,754,097
Foreign corporate public securities	0	3,692,124	6,727		3,698,851
Foreign corporate private securities	0	4,906,450	435,183		5,341,633
Asset-backed securities(2)	0	3,126,089	624,574		3,750,663
Commercial mortgage-backed securities	0	820,457	75,318		895,775
Residential mortgage-backed securities	0	356,072	0		356,072
Subtotal	0	33,086,013	1,900,147		34,986,160
Market risk benefit assets	0	0	2,637,363		2,637,363
Fixed maturities, trading	0	3,778,760	66,285		3,845,045
Equity securities	2,587,791	15,514	20,515		2,623,820
Short-term investments	0	390,745	105,540		496,285
Cash equivalents	0	2,851,250	33		2,851,283
Other invested assets(3)	2,302	15,330,249	143	(15,308,195)	24,499
Reinsurance recoverables and deposit receivables	0	0	645,193		645,193
Receivables from parent and affiliates	0	169,072	351,390		520,462
Subtotal excluding separate account assets	2,590,093	55,621,603	5,726,609	(15,308,195)	48,630,110
Separate account assets(4)(5)	273,288	111,415,717	10,547		111,699,552
Total assets	$2,863,381	$167,037,320	$5,737,156	$(15,308,195)	$160,329,662
Market risk benefit liabilities	$0	$0	$4,281,244	$	$4,281,244
Policyholders' account balances	0	0	12,624,585		12,624,585
Payables to parent and affiliates	0	27,232,920	0	(23,617,643)	3,615,277
Other liabilities	7,988	1,274	31	(1,943)	7,350
Total liabilities	$7,988	$27,234,194	$16,905,860	$(23,619,586)	$20,528,456
(1)“Netting” amounts represent cash collateral of $(10,080) million and $(8,311) million as of June 30, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2025 and December 31, 2024, the fair value of such investments was $112 million and $44 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate-owned life insurance fund. As of June 30, 2025 and December 31, 2024, the fair value of such investments was $7,104 million and $6,444 million, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	June 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,193,033	Discounted cash flow	Discount rate	2.15%	20.00%	10.24%	Decrease
		Liquidation	Liquidation value	28.34%	84.21%	75.70%	Increase
Asset-backed securities	$224,644	Discounted cash flow	Discount rate	2.20%	10.75%	4.00%	Decrease
			Liquidity premium	1.90%	1.90%	1.90%	Decrease
Commercial mortgage-backed securities	$74,829	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(5)	$2,534,340	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.40%	1.87%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)	$722,068	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.40%	1.82%		Decrease
			Option budget(13)	(2)%	7%		Increase
Receivables from parent and affiliates	$361,254	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,668,492	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.40%	1.87%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(12)	$15,113,285	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.40%	1.82%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(2)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,130,627	Discounted cash flow	Discount rate	2.15%	20.00%	11.15%	Decrease
		Market Comparables	EBITDA multiple(4)	5.0 X	5.0 X	5.0 X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset-backed securities	$90,370	Discounted cash flow	Discount rate	2.30%	10.70%	6.18%	Decrease
Commercial mortgage-backed securities	$75,318	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(5)	$2,637,363	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.29%	1.79%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)	$645,193	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.29%	1.71%		Decrease
			Option budget(13)	(1)%	7%		Increase
Receivables from parent and affiliates	$328,001	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,281,244	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.29%	1.79%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(12)	$12,624,585	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.29%	1.73%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(1)%	7%		Increase
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both June 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods (excluding MRBs disclosed in Note 11). When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

	Three Months Ended June 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Corporate securities(3)	1,441,168	22,794	320,259	(399,806)	0	(129,424)	0	2,612	0	1,257,603	19,635
Structured securities(4)	931,354	(1,639)	352,651	(34,713)	0	(52,188)	29,813	7,000	(41,975)	1,190,303	(1,572)
Other assets:
Fixed maturities, trading	152,081	14,966	127,368	0	0	0	(29,813)	0	(42,507)	222,095	15,128
Equity securities	20,274	0	2,173	0	0	0	0	0	(20,274)	2,173	0
Other invested assets	32	18	0	0	0	0	0	0	0	50	18
Short-term investments	104,761	91	329	(102,000)	0	(2,386)	0	0	0	795	(8)
Cash equivalents	103	37	346	0	0	(208)	0	0	0	278	7
Receivables from parent and affiliates	379,360	2,224	5,408	(3,519)	0	(16,938)	0	0	0	366,535	4,705
Reinsurance recoverables and deposit receivables(5)	716,745	11,344	0	0	0	(6,021)	0	0	0	722,068	(139,483)
Separate account assets	12,242	374	1,268	(533)	0	(29)	0	0	0	13,322	374
Liabilities:
Policyholders' account balances(5)	(11,817,734)	(3,078,148)	0	0	(217,403)	0	0	0	0	(15,113,285)	(271,009)
Other liabilities	(12,504)	(1,799)	0	0	0	0	0	0	0	(14,303)	(1,799)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(788)	$0	$0	$22,347	$(404)	$(2,065)	$0	$0	$20,128
Other assets:
Fixed maturities, trading	0	12,517	0	0	2,449	0	15,128	0	0
Equity securities	0	0	0	0	0	0	0	0	0
Other invested assets	18	0	0	0	0	18	0	0	0
Short-term investments	125	0	0	(34)	0	(8)	0	0	0
Cash equivalents	37	0	0	0	0	7	0	0	0
Receivables from parent and affiliates	1,824	0	0	403	(3)	3,898	0	0	807
Reinsurance recoverables and deposit receivables	11,344	0	0	0	0	(139,483)	0	0	0
Separate account assets	0	0	374	0	0	0	0	374	0
Liabilities:
Policyholders' account balances	(3,078,148)	0	0	0	0	(271,009)	0	0	0
Other liabilities	(1,799)	0	0	0	0	(1,799)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$648	$(8)	$0	$0	$0	$(640)	$0	$0	$0	$0	$0
Corporate securities(3)	1,199,607	21,196	736,787	(559,368)	0	(169,796)	(4,435)	33,612	0	1,257,603	18,877
Structured securities(4)	699,892	1,138	474,534	(38,215)	0	(88,843)	(28,544)	268,816	(98,475)	1,190,303	1,909
Other assets:
Fixed maturities, trading	66,285	18,559	209,771	0	0	(26,130)	28,544	2,001	(76,935)	222,095	21,318
Equity securities	20,515	(241)	2,173	0	0	0	0	0	(20,274)	2,173	(241)
Other invested assets	143	(93)	0	0	0	0	0	0	0	50	(93)
Short-term investments	105,540	(232)	2,829	(103,524)	0	(2,420)	(1,398)	0	0	795	(331)
Cash equivalents	33	(50)	552	0	0	(224)	(33)	0	0	278	(80)
Receivables from parent and affiliates	351,390	(828)	60,703	(12,772)	0	(19,727)	5,867	0	(18,098)	366,535	1,613
Reinsurance recoverables and deposit receivables(5)	645,193	10,603	66,272	0	0	0	0	0	0	722,068	(98,327)
Separate account assets	10,547	273	3,144	(602)	0	(40)	0	0	0	13,322	273
Liabilities:
Policyholders' account balances(5)	(12,624,585)	(1,644,002)	0	0	(844,698)	0	0	0	0	(15,113,285)	132,694
Other liabilities	(31)	(14,272)	0	0	0	0	0	0	0	(14,303)	(14,272)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(7,455)	$0	$0	$31,127	$(1,346)	$(8,242)	$0	$0	$29,028
Other assets:
Fixed maturities, trading	0	18,707	0	0	(148)	0	21,318	0	0
Equity securities	0	(241)	0	0	0	0	(241)	0	0
Other invested assets	(93)	0	0	0	0	(93)	0	0	0
Short-term investments	153	0	0	(385)	0	20	0	0	(351)
Cash equivalents	(50)	0	0	0	0	(80)	0	0	0
Receivables from parent and affiliates	(2,247)	0	0	1,422	(3)	0	0	0	1,613
Reinsurance recoverables and deposit receivables	10,603	0	0	0	0	(98,327)	0	0	0
Separate account assets	0	0	273	0	0	0	0	273	0
Liabilities:
Policyholders' account balances	(1,644,002)	0	0	0	0	132,694	0	0	0
Other liabilities	(14,272)	0	0	0	0	(14,272)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$671	$(7)	$0	$0	$0	$0	$0	$0	$0	$664	$(11)
Corporate securities(3)	1,009,650	(6,128)	203,749	(65,650)	0	(71,908)	(65,480)	942	0	1,005,175	(7,077)
Structured securities(4)	694,121	(254)	37,188	0	0	(51,300)	65,480	0	(77,200)	668,035	380
Other assets:
Fixed maturities, trading	146,543	(50)	111,784	0	0	(2,261)	0	0	(15,196)	240,820	(42)
Equity securities	28,650	(320)	0	0	0	0	0	0	0	28,330	(320)
Other invested assets	1	761	1	0	0	0	0	0	0	763	761
Short-term investments	3,351	320	304	(8)	0	(1,293)	0	0	0	2,674	308
Cash equivalents	0	0	605	0	0	0	0	0	0	605	0
Receivables from parent and affiliates	121,378	0	111,140	(51,199)	0	0	0	0	0	181,319	0
Reinsurance recoverables and deposit receivables(5)(8)(9)	250,878	(32,006)	90,809	0	0	0	0	0	0	309,681	(62,503)
Separate account assets	7,894	102	1,805	(2)	0	0	0	0	0	9,799	102
Liabilities:
Policyholders' account balances(5)	(9,752,538)	213,839	0	0	(545,676)	0	1,117	0	0	(10,083,258)	973,682
Other liabilities	(207)	0	0	0	0	0	0	0	0	(207)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,567)	$0	$0	$(4,746)	$924	$(1,404)	$0	$0	$(5,304)
Other assets:
Fixed maturities, trading	0	(50)	0	0	0	0	(42)	0	0
Equity securities	0	(320)	0	0	0	0	(320)	0	0
Other invested assets	761	0	0	0	0	761	0	0	0
Short-term investments	308	0	0	0	12	308	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables(8)(9)	(32,006)	0	0	0	0	(62,503)	0	0	0
Separate account assets	0	0	102	0	0	0	0	102	0
Liabilities:
Policyholders' account balances	213,839	0	0	0	0	973,682	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(18)	$0	$0	$0	$0	$0	$0	$0	$664	$(24)
Corporate securities(3)	1,014,343	(16,918)	328,790	(130,702)	0	(125,800)	(65,480)	942	0	1,005,175	(16,678)
Structured securities(4)	177,237	(393)	521,528	0	0	(53,195)	65,480	34,578	(77,200)	668,035	101
Other assets:
Fixed maturities, trading	34,048	(898)	225,127	0	0	(2,261)	0	0	(15,196)	240,820	(890)
Equity securities	28,709	(652)	273	0	0	0	0	0	0	28,330	(652)
Other invested assets	1	762	0	0	0	0	0	0	0	763	762
Short-term investments	1,759	4	2,306	(8)	0	(1,387)	0	0	0	2,674	(8)
Cash equivalents	0	0	605	0	0	0	0	0	0	605	0
Receivables from parent and affiliates	0	0	232,518	(51,199)	0	0	0	0	0	181,319	0
Reinsurance recoverables and deposit receivables(5) (8)(9)	192,642	(46,346)	163,385	0	0	0	0	0	0	309,681	(113,962)
Separate account assets	5,985	301	4,438	(1,258)	0	(125)	0	458	0	9,799	302
Liabilities:
Policyholders' account balances(5)(9)	(7,697,627)	(1,281,485)	0	0	(1,106,076)	0	1,930	0	0	(10,083,258)	838,876
Other liabilities	0	(207)	0	0	0	0	0	0	0	(207)	(207)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(4,263)	$0	$0	$(14,588)	$1,522	$(776)	$0	$0	$(15,825)
Other assets:
Fixed maturities, trading	0	(898)	0	0	0	0	(890)	0	0
Equity securities	0	(652)	0	0	0	0	(652)	0	0
Other invested assets	762	0	0	0	0	762	0	0	0
Short-term investments	(8)	0	0	0	12	(8)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables(8)(9)	(46,346)	0	0	0	0	(113,962)	0	0	0
Separate account assets	0	0	301	0	0	0	0	302	0
Liabilities:
Policyholders' account balances(9)	(1,281,485)	0	0	0	0	838,876	0	0	0
Other liabilities	(207)	0	0	0	0	(207)	0	0	0
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
(6)Excludes MRB assets of $2,534 million and $2,550 million and MRB liabilities of $4,668 million and $4,371 million for the periods ended June 30, 2025 and 2024, respectively. See Note 11 for additional information.
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

	June 30, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$8,603,932	$8,603,932	$8,671,415
Policy loans	0	0	1,613,609	1,613,609	1,613,609
Short-term investments	31,101	0	0	31,101	31,101
Cash and cash equivalents	253,472	0	0	253,472	253,472
Accrued investment income	0	577,220	0	577,220	577,220
Reinsurance recoverables and deposit receivables	0	0	3,251,991	3,251,991	3,253,522
Receivables from parent and affiliates	0	95,755	0	95,755	95,755
Other assets	0	193,207	0	193,207	193,207
Total assets	$284,573	$866,182	$13,469,532	$14,620,287	$14,689,301
Liabilities:
Policyholders’ account balances - investment contracts	$0	$782,368	$12,027,210	$12,809,578	$12,822,889
Cash collateral for loaned securities	0	218,787	0	218,787	218,787
Short-term debt to affiliates	0	5,004	0	5,004	5,004
Reinsurance and funds withheld payables	0	2,626,639	0	2,626,639	2,626,639
Payables to parent and affiliates	0	45,664	0	45,664	45,664
Other liabilities	0	699,638	30,794	730,432	730,432
Total liabilities	$0	$4,378,100	$12,058,004	$16,436,104	$16,449,415

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$7,534,909	$7,534,909	$7,759,323
Policy loans	0	0	1,541,480	1,541,480	1,541,480
Short-term investments	21,101	0	0	21,101	21,101
Cash and cash equivalents	474,415	0	0	474,415	474,415
Accrued investment income	0	466,394	0	466,394	466,394
Reinsurance recoverables and deposit receivables	0	0	2,355,489	2,355,489	2,357,292
Receivables from parent and affiliates	0	157,566	0	157,566	157,566
Other assets	0	203,493	0	203,493	203,493
Total assets	$495,516	$827,453	$11,431,878	$12,754,847	$12,981,064
Liabilities:
Policyholders’ account balances - investment contracts	$0	$815,520	$9,995,841	$10,811,361	$10,826,931
Cash collateral for loaned securities	0	121,372	0	121,372	121,372
Reinsurance and funds withheld payables	0	2,602,140	0	2,602,140	2,602,140
Payables to parent and affiliates	0	38,571	0	38,571	38,571
Other liabilities	0	849,278	31,606	880,884	880,884
Total liabilities	$0	$4,426,881	$10,027,447	$14,454,328	$14,469,898
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

7.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs ("DAC")

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Six Months Ended June 30, 2025
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$371,642	$3,373,201	$614,068	$3,448,149	$7,807,060
Capitalization	84,024	203,730	89,752	324,811	702,317
Amortization expense	(27,886)	(197,049)	(23,891)	(75,511)	(324,337)
Other	(1,235)	16,938	(271)	2,938	18,370
Balance, end of period	$426,545	$3,396,820	$679,658	$3,700,387	$8,203,410

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$197,937	$3,298,935	$743,888	$2,903,976	$7,144,736
Capitalization(2)	120,883	198,020	90,283	314,015	723,201
Amortization expense(2)	(18,538)	(174,587)	(36,597)	(68,249)	(297,971)
Other(1)	0	0	(97)	(18,507)	(18,604)
Balance, end of period	$300,282	$3,322,368	$797,477	$3,131,235	$7,551,362
(1)Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 12 for additional information.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Six Months Ended June 30, 2025
	Variable Annuities	Term Life	Variable/Universal Life	Total
	(in thousands)
Balance, beginning of period	$164,238	$396,684	$969,472	$1,530,394
Amortization expense	(15,082)	(18,708)	(18,935)	(52,725)
Other	(2)	0	0	(2)
Balance, end of period	$149,154	$377,976	$950,537	$1,477,667

	Six Months Ended June 30, 2024
	Variable Annuities	Term Life	Variable/ Universal Life	Total
	(in thousands)
Balance, beginning of period	$194,110	$61,003	$0	$255,113
Amortization expense	(14,824)	(3,870)	0	(18,694)
Other	1	0	0	1
Balance, end of period	$179,287	$57,133	$0	$236,420

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Six Months Ended June 30, 2025
	Fixed Annuities	Variable Annuities	Variable / Universal Life	International	Total
	(in thousands)
Balance, beginning of period	$37,548	$241,628	$3,039,609	$0	$3,318,785
Amortization	(4,898)	(9,757)	(68,048)	(354)	(83,057)
Other(1)	0	33	0	13,698	13,731
Foreign currency adjustment(1)	0	0	0	589	589
Balance, end of period	$32,650	$231,904	$2,971,561	$13,933	$3,250,048
(1)Includes the impact of the International reinsurance transaction with The Prudential Life Insurance Company, Ltd. ("Prudential of Japan"), including $14 million of DRG. See Note 12 for additional information.

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	International	Total
	(in thousands)
Balance, beginning of period	$48,073	$261,721	$1,363,496	$0	$1,673,290
Amortization	(5,444)	(10,119)	(58,690)	0	(74,253)
Other(1)	(8)	(40)	1,092,199	0	1,092,151
Balance, end of period	$42,621	$251,562	$2,397,005	$0	$2,691,188
(1)Other includes the impact of the Universal Life reinsurance transaction with PAR U, PURE and Prudential Insurance, including $1,207 million of DRG, partially offset by a $116 million write-off. See Note 12 for additional information.

Deferred Sales Inducements ("DSI")

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance, beginning of period	$322,351	$351,424
Capitalization	960	1,214
Amortization expense	(14,723)	(15,436)
Other	386	0
Balance, end of period	$308,974	$337,202

8. SEPARATE ACCOUNTS

The Company issues variable annuity and variable life insurance contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most variable annuity and variable life insurance contracts are offered with both separate and general account options. See Note 10 for additional information.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,466	$15,548
Obligations of U.S. states and their political subdivisions authorities	125	115
U.S. corporate securities	27,807	24,458
Foreign corporate securities	3,376	3,158
Asset-backed securities	1,014	1,099
Mortgage-backed securities	120	82
Mutual funds:
Equity	72,667,286	73,226,610
Fixed Income	32,398,622	33,828,097
Other	5,169,686	4,431,975
Equity securities	186,276	126,792
Other invested assets	7,104,406	6,444,077
Short-term investments	6,364	2,559
Cash and cash equivalents	62,470	38,686
Total	$117,646,018	$118,143,256

For the six months ended June 30, 2025 and year ended December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Six Months Ended June 30, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$85,183,055	$32,960,201	$118,143,256
Deposits	275,971	1,856,320	2,132,291
Investment performance	4,392,232	1,871,861	6,264,093
Policy charges	(997,613)	(495,309)	(1,492,922)
Surrenders and withdrawals	(6,754,785)	(280,273)	(7,035,058)
Benefit payments	(42,662)	(165,752)	(208,414)
Net transfers (to) from general account	(28,288)	(201,728)	(230,016)
Other	2,688	70,100	72,788
Balance, end of period	$82,030,598	$35,615,420	$117,646,018

Cash surrender value(1)	$81,263,628	$32,126,590	$113,390,218

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	291,602	1,506,531	1,798,133
Investment performance	5,034,082	2,795,950	7,830,032
Policy charges	(1,112,504)	(447,119)	(1,559,623)
Surrenders and withdrawals	(6,694,864)	(235,991)	(6,930,855)
Benefit payments	(33,831)	(131,243)	(165,074)
Net transfers (to) from general account	(41,403)	(169,366)	(210,769)
Other	2,825	27,752	30,577
Balance, end of period	$89,829,028	$30,151,878	$119,980,906

Cash surrender value(1)	$88,793,191	$26,797,766	$115,590,957
(1) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
9. LIABILITY FOR FUTURE POLICY BENEFITS

Liability for future policy benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit reserves;
•Deferred profit liability ("DPL"); and
•Additional insurance reserves ("AIR")

In 2025, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements for liability for future policy benefits. The impact was favorable for direct and assumed benefit reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in individual life insurance. Additionally, there was a favorable impact for direct and assumed AIR, primarily due to offsetting impacts from updated policyholder behavior assumptions and mortality assumptions on universal life policies.

In 2024, the Company recognized an impact to net income attributable to our annual reviews and update of assumptions and other refinements for liability for future policy benefits. Overall impact is immaterial for direct and assumed benefit reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.

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

	Six Months Ended June 30, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,414,702	$0	$10,414,702
Effect of cumulative changes in discount rate assumptions, beginning of period	567,443	0	567,443
Balance at original discount rate, beginning of period	10,982,145	0	10,982,145
Effect of assumption update	(207,935)	0	(207,935)
Effect of actual variances from expected experience and other activity	(93,680)	418	(93,262)
Adjusted balance, beginning of period	10,680,530	418	10,680,948
Issuances	391,473	21,601	413,074
Net premiums / considerations collected	(667,203)	(22,019)	(689,222)
Interest accrual	257,108	0	257,108
Other adjustments	(184)	0	(184)
Balance at original discount rate, end of period	10,661,724	0	10,661,724
Effect of cumulative changes in discount rate assumptions, end of period	(381,592)	0	(381,592)
Balance, end of period	$10,280,132	$0	$10,280,132

	Six Months Ended June 30, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,689,399	$238,086	$17,927,485
Effect of cumulative changes in discount rate assumptions, beginning of period	1,091,673	19,442	1,111,115
Balance at original discount rate, beginning of period	18,781,072	257,528	19,038,600
Effect of assumption update	(332,969)	0	(332,969)
Effect of actual variances from expected experience and other activity	(114,781)	2,302	(112,479)
Adjusted balance, beginning of period	18,333,322	259,830	18,593,152
Issuances	391,473	21,601	413,074
Interest accrual	447,398	5,096	452,494
Benefit payments	(725,946)	(17,064)	(743,010)
Other adjustments	2,324	146	2,470
Balance at original discount rate, end of period	18,448,571	269,609	18,718,180
Effect of cumulative changes in discount rate assumptions, end of period	(776,613)	(11,259)	(787,872)
Balance, end of period	$17,671,958	$258,350	$17,930,308
Other, end of period			1,499
Total balance, end of period			$17,931,807

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,391,826	$258,350	$7,650,176
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,391,870	258,350	7,650,220
Less: Reinsurance recoverables	6,748,033	21,318	6,769,351
Balance after reinsurance recoverables, end of period, post-flooring	$643,837	$237,032	$880,869

	Six Months Ended June 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of assumption update	21,466	0	21,466
Effect of actual variances from expected experience and other activity	(127,507)	(380)	(127,887)
Adjusted balance, beginning of period	11,047,503	(380)	11,047,123
Issuances	403,742	18,328	422,070
Net premiums / considerations collected	(661,611)	(17,948)	(679,559)
Interest accrual	254,945	0	254,945
Other adjustments	(78)	0	(78)
Balance at original discount rate, end of period	11,044,501	0	11,044,501
Effect of cumulative changes in discount rate assumptions, end of period	(577,768)	0	(577,768)
Balance, end of period	$10,466,733	$0	$10,466,733

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
The following tables provide supplemental information related to the balances of and changes in benefit reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Six Months Ended June 30, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,856,366	$0
Discounted expected future gross premiums (at original discount rate)	$14,837,337	$0
Discounted expected future gross premiums (at current discount rate)	$14,350,506	$0
Undiscounted expected future benefits and expenses	$28,650,712	$365,428
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.12%	4.08%
Weighted-average interest rate (at current discount rate)	5.37%	5.25%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,795,982	$0
Discounted expected future gross premiums (at original discount rate)	$14,920,888	$0
Discounted expected future gross premiums (at current discount rate)	$14,173,894	$0
Undiscounted expected future benefits and expenses	$29,155,998	$337,236
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.15%	3.83%
Weighted-average interest rate (at current discount rate)	5.53%	5.47%
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

For the first six months of 2025, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In the first six months of 2024, there was a $22 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $21 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Six Months Ended June 30,
	2025	2024
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$22,939	$14,818
Effect of assumption update	0	2,110
Effect of actual variances from expected experience and other activity	(709)	412
Adjusted balance, beginning of period	22,230	17,340
Profits deferred	3,189	3,389
Interest accrual	487	319
Amortization	(1,476)	(1,025)
Other adjustments	(9)	(16)
Balance, end of period, post-flooring	24,421	20,007
Less: Reinsurance recoverables	2,053	1,439
Balance after reinsurance recoverables, end of period	$22,368	$18,568

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed lifetime withdrawal benefit ("GLWB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life and annuity contracts.

The following table shows a rollforward of AIR balances for variable and universal life and fixed annuities products for the periods indicated, along with a reconciliation to the Company's total AIR balance:

	Six Months Ended June 30, 2025
	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$16,351,053	$0	$16,351,053
Flooring impact and amounts in AOCI	617,186	0	617,186
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	16,968,239	0	16,968,239
Effect of assumption update	(41,977)	0	(41,977)
Effect of actual variances from expected experience and other activity	107,488	59,462	166,950
Adjusted balance, beginning of period	17,033,750	59,462	17,093,212
Assessments collected(1)	511,560	22,346	533,906
Interest accrual	289,723	618	290,341
Benefits paid	(195,454)	0	(195,454)
Balance, excluding amounts in AOCI, end of period, pre-flooring	17,639,579	82,426	17,722,005
Flooring impact and amounts in AOCI	(500,285)	(13,058)	(513,343)
Balance, including amounts in AOCI, end of period, post-flooring	17,139,294	69,368	17,208,662
Less: Reinsurance recoverables	16,922,548	0	16,922,548
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$216,746	$69,368	$286,114
Other			6,389
Total balance after reinsurance recoverables			$292,503

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,793	$0	$14,280,793
Flooring impact and amounts in AOCI	831,583	0	831,583
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,376	0	15,112,376
Effect of assumption update	154,058	0	154,058
Effect of actual variances from expected experience and other activity	161,320	0	161,320
Adjusted balance, beginning of period	15,427,754	0	15,427,754
Assessments collected(1)	586,734	0	586,734
Interest accrual	261,019	0	261,019
Benefits paid	(158,757)	0	(158,757)
Balance, excluding amounts in AOCI, end of period, pre-flooring	16,116,750	0	16,116,750
Flooring impact and amounts in AOCI	(1,642,621)	0	(1,642,621)
Balance, including amounts in AOCI, end of period, post-flooring	14,474,129	0	14,474,129
Less: Reinsurance recoverables	14,286,902	0	14,286,902
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$187,227	$0	$187,227
Other			0
Total balance after reinsurance recoverables			$187,227
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Six Months Ended June 30, 2025
	Variable and Universal Life	Fixed Annuities
Weighted-average duration of the liability in years (at original discount rate)	21	22
Weighted-average interest rate (at original discount rate)	3.37%	2.68%

	Six Months Ended June 30, 2024
	Variable and Universal Life	Fixed Annuities
Weighted-average duration of the liability in years (at original discount rate)	22	N/A
Weighted-average interest rate (at original discount rate)	3.40%	N/A

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, benefit reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for future policy benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,650,220	$7,449,542
Deferred profit liability, end of period, post-flooring	24,421	20,007
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	17,208,662	14,474,129
Subtotal of amounts disclosed above	24,883,303	21,943,678
Other Future policy benefits reserves(1)	1,174,169	1,086,901
Total Future policy benefits	$26,057,472	$23,030,579
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to benefit reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Six Months Ended June 30, 2025
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$910,292	$0	$25,380	$935,672
Deferred profit liability	0	0	(1,482)	(1,482)
Additional insurance reserves	0	594,167	34,292	628,459
Total	$910,292	$594,167	$58,190	$1,562,649

	Six Months Ended June 30, 2024
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$901,158	$0	$21,461	$922,619
Deferred profit liability	0	0	(5,187)	(5,187)
Additional insurance reserves	0	903,426	0	903,426
Total	$901,158	$903,426	$16,274	$1,820,858
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$190,290	$0	$5,096	$195,386
Deferred profit liability	0	0	487	487
Additional insurance reserves	0	289,723	618	290,341
Total	$190,290	$289,723	$6,201	$486,214

	Six Months Ended June 30, 2024
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$189,591	$0	$4,453	$194,044
Deferred profit liability	0	0	319	319
Additional insurance reserves	0	261,019	0	261,019
Total	$189,591	$261,019	$4,772	$455,382

10. POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2025
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$11,197,337	$33,217,331	$20,691,139	$65,105,807
Deposits	2,514,434	3,867,628	1,155,404	7,537,466
Interest credited	169,848	335,882	101,835	607,565
Policy charges	(24,429)	(34,048)	(918,417)	(976,894)
Surrenders and withdrawals	(377,791)	(497,665)	(484,746)	(1,360,202)
Benefit payments	(57,822)	(10,231)	(69,380)	(137,433)
Net transfers (to) from separate account	0	28,288	201,728	230,016
Change in market value and other adjustments(1)	60,051	919,561	481,590	1,461,202
Balance, end of period	13,481,628	37,826,746	21,159,153	72,467,527
Unearned revenue reserve				4,740,567
Other				108,469
Total Policyholders' account balance				$77,316,563

Weighted-average crediting rate	2.75%	1.89%	0.97%	1.77%
Net amount at risk(2)	$2	$0	$355,254,268	$355,254,270
Cash surrender value(3)	$12,125,340	$36,315,560	$19,601,824	$68,042,724

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,810,665	$20,167,713	$49,142,691
Deposits	2,787,898	3,752,999	1,062,220	7,603,117
Interest credited(4)	90,612	240,976	279,382	610,970
Policy charges	(87)	(12,007)	(910,191)	(922,285)
Surrenders and withdrawals	(251,521)	(370,351)	(376,600)	(998,472)
Benefit payments	(24,948)	(12,688)	(33,912)	(71,548)
Net transfers (to) from separate account	0	41,403	169,366	210,769
Change in market value and other adjustments(1)(4)	124,805	1,085,201	65,431	1,275,437
Balance, end of period	8,891,072	27,536,198	20,423,409	56,850,679
Unearned revenue reserve				4,082,015
Other				104,172
Total Policyholders' account balance				$61,036,866

Weighted-average crediting rate(4)	2.41%	1.91%	2.75%	2.31%
Net amount at risk(2)	$20	$0	$332,247,799	$332,247,819
Cash surrender value(3)	$7,711,710	$25,912,600	$19,133,660	$52,757,970
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

The Company also issues annuity contracts that provide certain death benefit and/or living benefit guarantees and are accounted for as MRBs. See Note 11 for additional information, including the net amount at risk associated with these guarantees.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2025
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$493	$3,886	$18,167	$1,117,680	$1,140,226
1.00% - 1.99%	400,576	54,532	178,476	51,859	685,443
2.00% - 2.99%	306,000	448,764	550,373	15,170	1,320,307
3.00% - 4.00%	2,898,487	5,565	11,255	2,633	2,917,940
Greater than 4.00%	0	0	0	0	0
Total	$3,605,556	$512,747	$758,271	$1,187,342	$6,063,916
Variable Annuities
Less than 1.00%	$448,257	$204,014	$407,303	$2	$1,059,576
1.00% - 1.99%	101,464	377,071	966	0	479,501
2.00% - 2.99%	16,150	3,419	4,163	0	23,732
3.00% - 4.00%	777,235	0	0	0	777,235
Greater than 4.00%	1,950	0	0	0	1,950
Total	$1,345,056	$584,504	$412,432	$2	$2,341,994
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$195,908	$195,908
1.00% - 1.99%	340,558	0	1,849,032	1,601,914	3,791,504
2.00% - 2.99%	36,662	1,562,504	2,684,870	403,268	4,687,304
3.00% - 4.00%	3,990,637	1,704,926	1,062,626	0	6,758,189
Greater than 4.00%	2,057,038	0	0	0	2,057,038
Total	$6,424,895	$3,267,430	$5,596,528	$2,201,090	$17,489,943

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$412	$3,827	$9,924	$707,366	$721,529
1.00% - 1.99%	448,198	69,557	200,379	78,195	796,329
2.00% - 2.99%	303,024	461,269	562,666	16,064	1,343,023
3.00% - 4.00%	825,027	5,007	7,862	2,261	840,157
Greater than 4.00%	0	0	0	0	0
Total	$1,576,661	$539,660	$780,831	$803,886	$3,701,038
Variable Annuities
Less than 1.00%	$618,306	$651,182	$253,768	$178	$1,523,434
1.00% - 1.99%	184,745	118,146	2,380	0	305,271
2.00% - 2.99%	19,218	4,138	4,185	0	27,541
3.00% - 4.00%	856,020	5,501	2	0	861,523
Greater than 4.00%	2,059	0	0	0	2,059
Total	$1,680,348	$778,967	$260,335	$178	$2,719,828
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$171,754	$171,754
1.00% - 1.99%	246,886	0	1,678,254	1,580,722	3,505,862
2.00% - 2.99%	28,501	1,479,940	2,693,293	371,908	4,573,642
3.00% - 4.00%	3,841,175	2,170,158	1,107,301	0	7,118,634
Greater than 4.00%	2,114,438	0	0	0	2,114,438
Total	$6,231,000	$3,650,098	$5,478,848	$2,124,384	$17,484,330
(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30,
	2025	2024
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$4,415,188	$3,741,426
Unearned revenue	425,385	430,230
Amortization expense	(100,005)	(89,640)
Other adjustments	(1)	(1)
Balance, end of period	$4,740,567	$4,082,015

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable and fixed annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$2,488,463	$0	$(844,582)	$1,643,881
Effect of cumulative changes in non-performance risk	626,845	0	0	626,845
Balance, beginning of period, before effect of changes in non-performance risk	3,115,308	0	(844,582)	2,270,726
Attributed fees collected	512,592	5,706	(118,440)	399,858
Claims paid	(29,170)	0	3,094	(26,076)
Interest accrual	86,362	0	(24,541)	61,821
Actual in force different from expected	39,371	2,019	(10,759)	30,631
Effect of changes in interest rates	370,996	(6,749)	(113,288)	250,959
Effect of changes in equity markets	(469,011)	(2,404)	48,676	(422,739)
Effect of assumption update and other refinements	120,191	151,000	(23,026)	248,165
Issuances	34,790	16,891	(3,422)	48,259
Other adjustments	(1,957)	2,692	83	818
Effect of changes in current period counterparty non-performance risk	0	0	66,897	66,897
Balance, end of period, before effect of changes in non-performance risk	3,779,472	169,155	(1,019,308)	2,929,319
Effect of cumulative changes in non-performance risk	(788,567)	(6,600)	0	(795,167)
Balance, end of period	$2,990,905	$162,555	$(1,019,308)	$2,134,152

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,707,407	$0	$(917,792)	$2,789,615
Effect of cumulative changes in non-performance risk	1,067,983	0	0	1,067,983
Balance, beginning of period, before effect of changes in non-performance risk	4,775,390	0	(917,792)	3,857,598
Attributed fees collected	556,055	0	(131,047)	425,008
Claims paid	(31,466)	0	3,110	(28,356)
Interest accrual	119,334	0	(28,372)	90,962
Actual in force different from expected	(2,637)	0	(10,203)	(12,840)
Effect of changes in interest rates	(870,637)	0	126,966	(743,671)
Effect of changes in equity markets	(1,112,214)	0	115,601	(996,613)
Effect of assumption update and other refinements(2)	82,619	0	3,984	86,603
Issuances	28,190	0	(1,654)	26,536
Other adjustments(1)(2)	5,379	0	398	5,777
Effect of changes in current period counterparty non-performance risk	0	0	(6,098)	(6,098)
Balance, end of period, before effect of changes in non-performance risk	3,550,013	0	(845,107)	2,704,906
Effect of cumulative changes in non-performance risk	(884,110)	0	0	(884,110)
Balance, end of period	$2,665,903	$0	$(845,107)	$1,820,796
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(2)    Prior period amounts have been updated to conform to current presentation.

In both 2025 and 2024, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions.

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

The Company also issues indexed annuity contracts for which the return is tied to the return of specific indices where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.

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

The following table presents accompanying information to the rollforward table above.

	June 30, 2025
	Variable Annuities	Fixed Annuities
	($ in thousands)
Net amount at risk(1)	$8,238,438	$400,810
Weighted-average attained age of contractholders	72	67

	June 30, 2024
	Variable Annuities	Fixed Annuities
	($ in thousands)
Net amount at risk(1)	$8,732,024	N/A
Weighted-average attained age of contractholders	71	N/A
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	June 30, 2025
	Variable Annuities	Fixed Annuities	Total
	(in thousands)
Direct and assumed	$1,268,242	$1,291	$1,269,533
Ceded	1,264,807	0	1,264,807
Total market risk benefit assets	$2,533,049	$1,291	$2,534,340

Direct and assumed	$4,259,146	$163,846	$4,422,992
Ceded	245,500	0	245,500
Total market risk benefit liabilities	$4,504,646	$163,846	$4,668,492

Net liability	$1,971,597	$162,555	$2,134,152

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2024
	Variable Annuities	Fixed Annuities	Total
	(in thousands)
Direct and assumed	$1,419,114	$0	$1,419,114
Ceded	1,131,050	0	1,131,050
Total market risk benefit assets	$2,550,164	$0	$2,550,164

Direct and assumed	$4,085,018	$0	$4,085,018
Ceded	285,942	0	285,942
Total market risk benefit liabilities	$4,370,960	$0	$4,370,960

Net liability	$1,820,796	$0	$1,820,796
12.    REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), PAR U, PURE, Lotus Reinsurance Company Ltd. (“Lotus Re”), Prudential of Japan, prior to January 1, 2024 with its affiliates Prudential Universal Reinsurance Company (“PURC”) and Gibraltar Universal Life Reinsurance Company (“GUL Re”), and prior to October 1, 2024 with its affiliates Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”). The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term (“YRT”) and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Effective October 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies, resulting in a DRL of $979 million. To effectuate this transaction the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $270 million pre-tax recapture gain and a $798 million DRG, respectively. The DRL and DRG will be amortized into income over the remaining life of the reinsured policies.

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
“Change in value of market risk benefits, net of related hedging gains (losses)” includes the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities within the PLNJ business to Prudential Insurance. These reinsurance agreements are MRBs and have been accounted for in the same manner.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$50,219,999	$48,247,817
Policy loans	(1,151,763)	(1,143,726)
Deferred policy acquisition costs	(3,258,052)	(3,319,067)
Deferred sales inducements	(31,238)	(32,573)
Market risk benefit assets	1,265,373	1,145,580
Other assets	1,486,243	1,538,231
Policyholders’ account balances	5,358,823	5,567,661
Future policy benefits	7,709,251	7,443,997
Market risk benefit liabilities	247,271	302,310
Reinsurance and funds withheld payables	9,042,306	8,611,141
Other liabilities	3,213,391	3,282,713

Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Policy loans	$(49,378)	$(48,644)
Deferred policy acquisition costs	(634,600)	(637,555)
Market risk benefit assets	894,563	804,015
Other assets	1,085,632	1,118,974
Policyholders’ account balances	1,600,235	1,665,998
Future policy benefits	150	160
Market risk benefit liabilities	118,372	151,432
Reinsurance and funds withheld payables	3,300,174	3,360,901
Other liabilities	243,574	257,929

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables by counterparty were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
PAR U	$11,457,858	$11,426,975
Prudential Insurance	8,234,784	7,507,414
PURE	8,087,723	7,951,965
PARCC	6,974,568	7,049,164
Lotus Re	3,061,586	2,130,095
Prudential of Japan	10,876	0
Unaffiliated(1)	12,392,604	12,182,204
Total reinsurance recoverables and deposit receivables	$50,219,999	$48,247,817
(1)Includes balances with Wilton Re, Fortitude Life Insurance & Annuity Company (“FLIAC”), Somerset Re and other counterparties. See below for further information on significant third-party reinsurance arrangements.
Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Premiums:
Direct	$474,905	$462,458	$938,353	$922,086
Assumed	15,360	30	26,022	63
Ceded	(351,539)	(367,567)	(702,189)	(735,046)
Net premiums	$138,726	$94,921	$262,186	$187,103
Policy charges and fee income:
Direct	$782,872	$785,299	$1,580,082	$1,556,488
Assumed	180,472	239,838	360,651	498,608
Ceded	(492,728)	(636,303)	(1,071,771)	1,242,943
Net policy charges and fee income	$470,616	$388,834	$868,962	$3,298,039
Net investment income:
Direct	$776,177	$592,448	$1,523,722	$1,111,500
Assumed	320	333	639	663
Ceded	(13,244)	(12,788)	(26,312)	(26,850)
Net investment income(1)	$763,253	$579,993	$1,498,049	$1,085,313
Asset administration fees:
Direct	$76,328	$79,776	$155,233	$162,464
Assumed	0	0	0	0
Ceded	(26,361)	(24,663)	(53,186)	(50,719)
Net asset administration fees	$49,967	$55,113	$102,047	$111,745
Other income (loss):
Direct	$184,960	$84,931	$289,606	$129,747
Assumed	312	24	331	349
Ceded(2)	54,774	56,163	126,550	226,017
Net other income (loss)(1)	$240,046	$141,118	$416,487	$356,113

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized investment gains (losses), net:
Direct(2)	$(769,462)	$765,146	$(852,345)	$785,202
Assumed	(1,088)	72,351	31,351	63,184
Ceded(2)	(48,814)	(32,749)	(104,744)	(46,443)
Realized investment gains (losses), net(1)	$(819,364)	$804,748	$(925,738)	$801,943
Change in value of market risk benefits, net of related hedging gains (losses):
Direct(2)	$(243,907)	$(298,559)	$(662,901)	$25,816
Assumed(2)	375	1,072	(109)	2,522
Ceded	(42,637)	15,304	50,770	(206,525)
Net change in value of market risk benefits, net of related hedging gains (losses)	$(286,169)	$(282,183)	$(612,240)	$(178,187)
Policyholders’ benefits (including change in reserves):
Direct	$1,075,813	$909,374	$2,063,937	$1,910,820
Assumed	270,684	245,810	563,162	533,221
Ceded	(1,047,189)	(1,019,305)	(2,184,455)	1,798,246
Net policyholders’ benefits (including change in reserves)(1)	$299,308	$135,879	$442,644	$4,242,287
Change in estimates of liability for future policy benefits:
Direct	$(131,798)	$72,870	$(125,544)	$212,456
Assumed	(23,668)	74,378	(22,376)	64,868
Ceded	47,996	(153,422)	47,032	(295,503)
Net change in estimates of liability for future policy benefits	$(107,470)	$(6,174)	$(100,888)	$(18,179)
Interest credited to policyholders’ account balances:
Direct(2)	$243,526	$297,194	$610,052	$609,384
Assumed	34,682	36,344	67,786	82,492
Ceded	(109,631)	(107,314)	(215,499)	(207,302)
Net interest credited to policyholders’ account balances	$168,577	$226,224	$462,339	$484,574
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(2)	$(89,104)	$(117,347)	$(195,653)	$(508,790)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Premiums:
Assumed	$27	$30	$54	$60
Ceded	(34,509)	(26,827)	(69,908)	(51,979)

Policy charges and fee income:
Assumed	448	356	659	628
Ceded	(57,735)	(44,958)	(807,763)	(86,970)

Net investment income(1):
Ceded	(419)	0	(862)	0

Asset administration fees:
Ceded	(6,230)	(7,007)	(12,644)	(14,323)

Other income (loss)(1):
Assumed	120	24	(23)	453
Ceded(2)	36,546	29,431	78,622	52,745

Realized investment gains (losses), net(1):
Assumed	(1,088)	72,351	31,351	63,184
Ceded(2)	(32,676)	(12,360)	(70,587)	(20,640)

Change in value of market risk benefits, net of related hedging gains (losses):
Assumed(2)	375	1,072	(109)	2,522
Ceded	5,994	34,461	50,346	(63,547)

Policyholders’ benefits (including change in reserves)(1):
Assumed	189	28	234	361
Ceded	(87,034)	(64,243)	(852,294)	(211,071)

Change in estimates of liability for future policy benefits:
Ceded	(7,353)	29	(17,239)	91,902

Interest credited to policyholders’ account balances:
Assumed	8,071	7,657	14,548	25,116
Ceded	(24,818)	(1)	(49,294)	(1)
(1)Amounts include reinsurance agreements using the deposit method of accounting.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force were as follows:

	June 30, 2025	June 30, 2024
	(in thousands)
Direct gross life insurance face amount in force	$1,206,036,308	$1,147,562,454
Assumed gross life insurance face amount in force	45,813,725	35,029,437
Reinsurance ceded	(1,086,869,641)	(1,041,974,560)
Net life insurance face amount in force	$164,980,392	$140,617,331

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

On November 20, 2024, Term Re merged into PARCC.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance
The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. This agreement was terminated for new business effective January 1, 2020, with certain new business (primarily universal life policies) terminated as early as 2017. The Company now reinsures a portion of the mortality risk directly to third-party reinsurers and retains all of the non-reinsured portion of the mortality risk. Effective July 1, 2019, certain term life insurance policies were recaptured and subsequently reinsured to PARCC and PAR Term as noted above. As of January 1, 2022, most of the variable life insurance policies were recaptured resulting in a $305 million loss recorded through “Policy charges and fee income”. Those policies were then reinsured to Lotus Re as mentioned below. Effective January 1, 2024, the Company recaptured all GUL policies with Prudential Insurance and subsequently entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk for the totality of GUL policies reinsured to PURE. Effective October 1, 2024, the Company recaptured the term business from Prudential Insurance, and revised the existing coinsurance terms with PARCC to reflect revised quota share. As a result of the recapture, the Company recognized a $3 million pre-tax recapture loss. Additionally, effective October 1, 2024, the Company entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk of recaptured GUL policies from PAR U.

On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Financial Services Group, Inc. (“Hartford Financial”). The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. In May 2018, Hartford Financial sold a group of operating subsidiaries, which includes two of Prudential Insurance's counterparties to these reinsurance arrangements. There was no impact to the terms, rights or obligations of Prudential Insurance, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties. Similarly, there was no impact to the Company's reinsurance arrangements with respect to such GUL business as a result of this change in control. In January 2021, there was a definitive agreement announced to subsequently sell the two counterparties mentioned above, which were then acquired by Sixth Street in July 2021. There was no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.

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

Effective December 15, 2024, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with certain fixed index annuities and multi-year guaranteed annuity contracts issued on or after the effective date of the agreement on a coinsurance basis. The deposit receivables were $961 million and $52 million as of June 30, 2025 and December 31, 2024, respectively.

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
Significant Third-Party Reinsurance Arrangements
AuguStar Life Insurance Company (Formerly Known as The Ohio National Life Insurance Company)
Effective April 1, 2023, the Company entered into an agreement with AuguStar, an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. This block represents approximately 10% of the Company’s remaining legacy in force traditional variable annuity block by account value. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its PDI traditional variable annuity contracts. The general account liabilities associated with PDI's guaranteed living and death benefits and the corresponding reinsurance of those liabilities are accounted for as MRBs. As a result of the transaction, the Company recognized a $277 million DRG at inception that is amortized into income over the estimated remaining life of the reinsured policies.
FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial sold in April 2022, and now known as FLIAC, under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, “Reinsurance recoverables and deposit receivables” includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. As of June 30, 2025, the total account value of contracts novated from FLIAC to the Company were $5.3 billion for indexed variable annuities contracts and $2.0 billion for fixed annuities and fixed indexed annuities contracts, which is approximately 80% of the total reinsured block. Reinsurance recoverables and deposit receivables was $1,390 million and $1,395 million as of June 30, 2025 and December 31, 2024, respectively.
Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $2,797 million and $2,582 million at June 30, 2025 and December 31, 2024, respectively. The funds withheld payables totaled $2,609 million and $2,434 million at June 30, 2025 and December 31, 2024, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of June 30, 2025, $1.8 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
Wilton Re
Effective October 1, 2024, the Company entered into a reinsurance agreement with Wilton Re to coinsure a closed block of GUL policies. Reinsurance recoverables was $7,690 million and $7,478 million as of June 30, 2025 and December 31, 2024, respectively.
13.    INCOME TAXES

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax benefit of $(3.3) million, or (4.33)% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first six months of 2025, compared to an income tax expense of $61.6 million, or 16.97%, in the first six months of 2024. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Tax Law Change. H.R.1, also referred to as the “One Big Beautiful Bill Act” (the “Tax Act of 2025”), was enacted into law on July 4, 2025. While the Company is currently evaluating the impact of the Tax Act of 2025 on its future consolidated financial statements and related disclosures, the Company does not anticipate that the provisions of the Tax Act of 2025 will have a material impact on its effective tax rate and deferred tax positions beginning in the third quarter of 2025.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

14.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2024	$(21,941)	$(1,192,702)	$117,558	$495,208	$(601,877)
Change in OCI before reclassifications	4,724	536,382	(15,931)	168,322	693,497
Amounts reclassified from AOCI	0	66,846	0	0	66,846
Income tax benefit (expense)	(1,293)	(126,514)	3,345	(35,348)	(159,810)
Balance, June 30, 2025	$(18,510)	$(715,988)	$104,972	$628,182	$(1,344)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(18,085)	$(927,778)	$71,195	$843,707	$(30,961)
Change in OCI before reclassifications(2)	(4,178)	(448,732)	66,215	(183,872)	(570,567)
Amounts reclassified from AOCI	0	(20,268)	0	0	(20,268)
Income tax benefit (expense)(2)	275	98,567	(13,905)	38,612	123,549
Balance, June 30, 2024	$(21,988)	$(1,298,211)	$123,505	$698,447	$(498,247)
(1)Includes cash flow hedges of $(167) million and $111 million as of June 30, 2025 and December 31, 2024, respectively, and $75 million and $12 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(45,776)	$12,832	$(50,724)	$35,736
Net unrealized investment gains (losses) on available-for-sale securities	(4,178)	(8,631)	(16,122)	(15,468)
Total net unrealized investment gains (losses)(4)	(49,954)	4,201	(66,846)	20,268
Total reclassifications for the period	$(49,954)	$4,201	$(66,846)	$20,268
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 5 for additional information on cash flow hedges.
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2024	$893	$(1,847,178)	$(583,709)	$920,455	$316,837	$(1,192,702)
Net investment gains (losses) on investments arising during the period	2,882	640,422	0	0	(134,951)	508,353
Reclassification adjustment for (gains) losses included in net income	(3,237)	70,083	0	0	(14,023)	52,823
Reclassification due to allowance for credit losses recorded during the period	363	(363)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	198,327	(305,249)	22,460	(84,462)
Balance, June 30, 2025	$901	$(1,137,036)	$(385,382)	$615,206	$190,323	$(715,988)
(1)Includes cash flow hedges. See Note 5 for information on cash flow hedges.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The expense charged to the Company for the deferred compensation program was $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $3.4 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $4 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $7 million and $5 million for the six months ended June 30, 2025 and 2024, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $4 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $9 million for both the six months ended June 30, 2025 and 2024.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended June 30, 2025 and 2024, and $4 million for both the six months ended June 30, 2025 and 2024.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $116 million for the three months ended June 30, 2025 and $229 million for the six months ended June 30, 2025.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $241 million and $211 million for the three months ended June 30, 2025 and 2024, respectively, and $386 million and $389 million for the six months ended June 30, 2025 and 2024, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $20 million and $32 million for the three months ended June 30, 2025 and 2024, respectively, and $49 million and $68 million for the six months ended June 30, 2025 and 2024, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $4,877 million and $4,657 million at June 30, 2025 and December 31, 2024, respectively. Fees related to these COLI policies were $15 million and $14 million for the three months ended June 30, 2025 and 2024, respectively, and $29 million and $27 million for the six months ended June 30, 2025 and 2024, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $894 million and $897 million as of June 30, 2025 and December 31, 2024, respectively. Interest income related to the policy loan was $11 million for both the three months ended June 30, 2025 and 2024, and $21 million for both the six months ended June 30, 2025 and 2024.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $22 million and $17 million for the three months ended June 30, 2025 and 2024, respectively, and $43 million and $32 million for the six months ended June 30, 2025 and 2024, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

The interest income to the Company from PGF related to affiliated cash collateral was $113 million and $127 million for the three months ended June 30, 2025 and 2024, respectively, and $215 million and $254 million for the six months ended June 30, 2025 and 2024, respectively, and are included in "Other income (loss)".

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $1,709 million and $1,100 million of investments in joint ventures as of June 30, 2025 and December 31, 2024, respectively. "Net investment income" related to these ventures includes gains (losses) of $35 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, and $79 million and $19 million for the six months ended June 30, 2025 and 2024, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $60 million and $67 million for the three months ended June 30, 2025 and 2024, respectively, and $123 million and $136 million for the six months ended June 30, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $12 million and $11 million for the three months ended June 30, 2025 and 2024, respectively, and $24 million and $22 million for the six months ended June 30, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2025 and December 31, 2024 is as follows:

	Maturity Dates			Interest Rates			June 30, 2025	December 31, 2024
							(in thousands)
U.S. dollar fixed rate notes	2026	-	2038	0.00%	-	10.08%	$591,995	$520,462
Total notes receivable - affiliated(1)							$591,995	$520,462
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

Accrued interest receivable related to these loans was $3 million and $1 million at June 30, 2025 and December 31, 2024, respectively, and is included in “Other assets”. Revenues related to these loans were $2 million and $0 million for the three months ended June 30, 2025 and 2024, respectively, and $4 million and $1 million for the six months ended June 30, 2025 and 2024, respectively, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at June 30, 2025 and December 31, 2024 were $0 million.

The commercial mortgage loan is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0 million at both June 30, 2025 and December 31, 2024, and is included in "Accrued investment income". Revenues were $0 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $0 million and $4 million for the six months ended June 30, 2025 and 2024, respectively, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2025 and for the year ended December 31, 2024.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Equities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Equities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0
Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0
Windhill CLO 1, Ltd.	April 2024	Sale	Fixed Maturities	$2,261	$2,300	$0	$(39)
Windhill CLO 2, Ltd.	May 2024	Sale	Fixed Maturities	$14,034	$14,415	$0	$(381)
Windhill CLO 1, Ltd.	June 2024	Sale	Fixed Maturities	$2,045	$2,100	$0	$(55)
Windhill CLO 2, Ltd.	June 2024	Sale	Fixed Maturities	$23,342	$23,743	$0	$(401)
PAR U	June 2024	Transfer in	Other Invested Assets	$326	$326	$0	$0
PURE	June 2024	Transfer out	Other Invested Assets	$326	$326	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$53,462	$54,628	$0	$(1,166)
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$6,579	$6,695	$0	$(116)
Windhill CLO 1, Ltd.	July 2024	Sale	Fixed Maturities	$2,136	$2,200	$0	$(64)
PAR U	July 2024	Purchase	Fixed Maturities	$17,402	$17,402	$0	$0
Prudential Insurance	July 2024	Purchase	Fixed Maturities	$22,655	$23,433	$614	$0
PAR U	July 2024	Purchase	Fixed Maturities	$1,239	$1,239	$0	$0
PAR U	July 2024	Purchase	Derivatives	$2,975	$2,975	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
Windhill CLO 2, Ltd.	August 2024	Sale	Fixed Maturities	$21,929	$22,500	$0	$(571)
Windhill CLO 1, Ltd.	August 2024	Sale	Fixed Maturities	$13,650	$14,100	$0	$(450)
PAR U	August 2024	Purchase	Fixed Maturities	$46,742	$46,742	$0	$0
PAR U	August 2024	Purchase	Fixed Maturities	$4,793	$4,793	$0	$0
Prudential Insurance	August 2024	Purchase	Fixed Maturities	$35,872	$35,085	$(621)	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$57,613	$57,613	$0	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$24,575	$24,911	$0	$(336)
Prudential Insurance	September 2024	Purchase	Fixed Maturities	$44,773	$43,632	$(901)	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$21,229	$21,229	$0	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$3,901	$3,901	$0	$0
PAR U	October 2024	Transfer in	Fixed Maturities	$6,615,438	$6,615,438	$0	$0
Windhill CLO 3, Ltd.	October 2024	Sale	Fixed Maturities	$232,036	$235,610	$0	$(3,574)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$5,824	$5,899	$0	$(75)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$14,690	$14,959	$0	$(269)
Windhill CLO 1, Ltd.	October 2024	Sale	Fixed Maturities	$3,038	$3,100	$0	$(62)
PAR U	October 2024	Transfer in	Equities	$6,120	$6,120	$0	$0
Windhill CLO 3, Ltd.	November 2024	Sale	Fixed Maturities	$17,409	$17,518	$0	$(109)
Windhill CLO 3, Ltd.	December 2024	Sale	Fixed Maturities	$38,020	$38,537	$0	$(517)
Windhill CLO 3, Ltd.	December 2024	Sale	Short-term Investments	$2,882	$2,905	$0	$(23)
Prudential Insurance	December 2024	Contributed Capital	Equities	$415,696	$416,265	$0	$0
Windhill CLO 2, Ltd.	January 2025	Sale	Fixed Maturities	$2,738	$2,800	$0	$(62)
Windhill CLO 3, Ltd.	January 2025	Sale	Fixed Maturities	$17,046	$17,363	$0	$(317)
Windhill CLO 1, Ltd.	January 2025	Sale	Fixed Maturities	$2,152	$2,200	$0	$(48)
PAR U	February 2025	Purchase	Derivatives	$417,169	$417,169	$0	$0
Windhill CLO 2, Ltd.	February 2025	Sale	Fixed Maturities	$7,482	$7,600	$0	$(118)
Windhill CLO 3, Ltd.	February 2025	Sale	Fixed Maturities	$17,172	$17,410	$0	$(238)
Windhill CLO 1, Ltd.	February 2025	Sale	Fixed Maturities	$9,784	$9,900	$0	$(116)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
Prudential Insurance	February 2025	Purchase	Fixed Maturities	$100,033	$101,147	$880	$0
Prudential Insurance	March 2025	Purchase	Fixed Maturities	$226,726	$260,396	$26,599	$0
Windhill CLO 3, Ltd.	March 2025	Sale	Fixed Maturities	$9,019	$9,144	$0	$(125)
Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$8,469	$8,500	$0	$(31)
Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$10,184	$10,301	$0	$(117)
Windhill CLO 1, Ltd.	March 2025	Purchase	Fixed Maturities	$921	$921	$0	$0
Windhill CLO 1, Ltd.	April 2025	Sale	Fixed Maturities	$21,646	$22,003	$0	$(357)
Windhill CLO 2, Ltd.	April 2025	Sale	Fixed Maturities	$8,597	$8,646	$0	$(49)
Windhill CLO 3, Ltd.	April 2025	Sale	Fixed Maturities	$33,528	$34,110	$0	$(582)
Windhill CLO 1, Ltd.	April 2025	Purchase	Fixed Maturities	$24	$24	$0	$0
Prudential Insurance	April 2025	Purchase	Fixed Maturities	$51,030	$53,646	$2,066	$0
Windhill CLO 1, Ltd.	May 2025	Sale	Fixed Maturities	$9,254	$9,388	$0	$(134)
Windhill CLO 2, Ltd.	May 2025	Sale	Fixed Maturities	$14,667	$14,792	$0	$(125)
Windhill CLO 4, Ltd.	May 2025	Sale	Fixed Maturities	$235,316	$237,464	$0	$(2,148)
Prudential Insurance	May 2025	Purchase	Fixed Maturities	$24,037	$24,000	$(29)	$0
PARCC	May 2025	Purchase	Fixed Maturities	$103,549	$103,549	$0	$0
Prudential Insurance	May 2025	Contributed Capital	Other Invested Assets	$207,870	$207,870	$0	$0
Windhill CLO 2, Ltd.	June 2025	Sale	Fixed Maturities	$500	$500	$0	$0
Windhill CLO 3, Ltd.	June 2025	Sale	Fixed Maturities	$2,608	$2,608	$0	$0
Windhill CLO 4, Ltd.	June 2025	Sale	Fixed Maturities	$19,136	$19,351	$0	$(215)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term and long-term debt to affiliates as of June 30, 2025 and December 31, 2024.

Affiliate	Date Issued	Amount of Notes - June 30, 2025	Amount of Notes - December 31, 2024	Interest Rate	Date of Maturity
		(in thousands)
Prudential Funding LLC	6/27/2025	$5,004	$0	4.69%	7/1/2025
Total Loans Payable to Affiliates		$5,004	$0

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $4 million and $7 million for the three months ended June 30, 2025 and 2024, respectively, and $10 million and $11 million for the six months ended June 30, 2025 and 2024, respectively.

All debt outstanding as of June 30, 2025 is that of PLNJ.

Contributed Capital and Dividends
In February 2025, the Company received a capital contribution in the amount of $220 million from Prudential Insurance. In May 2025, the Company received capital contributions in the amount of $216 million from Prudential Insurance, which includes $208 million in invested assets. In December 2024, the Company received capital contributions in the amount of $416 million from Prudential Insurance in the form of invested assets.
In June 2024, there was a $550 million return of capital to Prudential Insurance.

Through June 2025 and December 2024, the Company did not pay any dividends to Prudential Insurance.

Reinsurance with Affiliates
As discussed in Note 12, the Company participates in reinsurance transactions with certain affiliates.

16.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage and agricultural property loans. As of June 30, 2025 and December 31, 2024, the outstanding balances on these commitments were $695 million and $230 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, which is a change of $0.1 million and $0.2 million for the three and six months ended June 30, 2025 and $0.0 million and $0.1 million for the three and six months ended June 30, 2024, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of June 30, 2025 and December 31, 2024, $1,717 million and $1,359 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2025 or 2024.

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

Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $31 million and $32 million as of June 30, 2025 and December 31, 2024, respectively, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	June 30, 2025	December 31, 2024
	(in thousands)
Guaranteed value of third-parties assets	$4,153,333	$3,958,847
Fair value of collateral supporting these assets	$3,761,673	$3,543,500
Asset (liability) associated with guarantee, carried at fair value	$(14,253)	$111

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

17.    REVISION TO PRIOR YEAR INFORMATION
Revision to 2024 Interim Consolidated Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, during the fourth quarter of 2024, the Company identified multiple errors which impacted previously issued Consolidated Financial Statements, including for the three and six months ended June 30, 2024. Certain reinsurance recoverable balances associated with the coinsurance with funds withheld of fixed indexed annuities, certain deferred acquisition cost balances associated with indexed variable annuities, and certain other immaterial items were not properly accounted for. Prior period amounts have been revised in the Unaudited Interim Consolidated Financial statements to correct these errors as shown below. See the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024 for more information. In connection with this revision, the Company also corrected certain other immaterial adjustments within the Financing Section of the Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2024.

The following are selected line items from the Consolidated Financial Statements illustrating the effects of these revisions:

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Other income (loss)	$137,689	$3,429	$141,118	$351,174	$4,939	$356,113
Realized investment gains (losses), net	838,882	(34,134)	804,748	861,882	(59,939)	801,943
Change in value of market risk benefits, net of related hedging gains (losses)	(282,183)	0	(282,183)	(190,592)	12,405	(178,187)
TOTAL REVENUES	1,813,249	(30,705)	1,782,544	5,704,664	(42,595)	5,662,069
BENEFITS AND EXPENSES
Interest credited to policyholders’ account balances	226,224	0	226,224	450,774	33,800	484,574
Amortization of deferred policy acquisition costs	148,010	2,297	150,307	16,995	4,155	21,150
General, administrative and other expenses	286,660	(15,096)	271,564	594,838	(25,460)	569,378
TOTAL BENEFITS AND EXPENSES	790,599	(12,799)	777,800	5,286,715	12,495	5,299,210
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	1,022,650	(17,906)	1,004,744	417,949	(55,090)	362,859
Income tax expense (benefit)	134,404	(5,179)	129,225	70,787	(9,209)	61,578
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$886,269	$(12,727)	$873,542	$343,847	$(45,881)	$297,966
Other comprehensive income (loss), before tax:
Gain (loss) from changes in nonperformance risk on market risk benefits	55,049	0	55,049	(183,925)	53	(183,872)
Total	(69,075)	0	(69,075)	(590,888)	53	(590,835)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(14,270)	0	(14,270)	(123,561)	12	(123,549)
Other comprehensive income (loss), net of taxes	(54,805)	0	(54,805)	(467,327)	41	(467,286)
Comprehensive income (loss)	833,355	(12,727)	820,628	(120,408)	(45,840)	(166,248)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)
Balance, March 31, 2024	$(1,075,373)	$(51,674)	$(1,127,047)	$3,598,694	$(51,674)	$3,547,020
Comprehensive income (loss):
Net income (loss)	886,269	(12,727)	873,542	888,160	(12,727)	875,433
Total comprehensive income (loss)	886,269	(12,727)	873,542	833,355	(12,727)	820,628
Balance, June 30, 2024	$(189,104)	$(64,401)	$(253,505)	$3,931,563	$(64,401)	$3,867,162
Unaudited Interim Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$346,919	$(45,881)	$301,038
Interest credited to policyholders' account balances	450,774	33,800	484,574
Realized investment (gains) losses, net	(861,882)	59,939	(801,943)
Change in value of market risk benefits, net of related hedging (gains) losses	190,592	(12,405)	178,187
Change in:
Reinsurance related balances(1)	251,299	(4,939)	246,360
Deferred policy acquisition costs(1)	(423,421)	(21,305)	(444,726)
Income taxes	(47,971)	(9,209)	(57,180)
Derivatives, net	566,749	221,299	788,048
Other, net(1)	150,721	(221,299)	(70,578)
Cash flows from (used in) operating activities	1,917,883	0	1,917,883
CASH FLOWS FROM FINANCING ACTIVITIES:
Ceded policyholders’ account deposits	(654,834)	54,672	(600,162)
Policyholders’ account withdrawals	(2,047,637)	80,696	(1,966,941)
Other, net(1)	110,804	(135,368)	(24,564)
Cash flows from (used in) financing activities	5,319,369	0	5,319,369
(1) As previously reported balances have been updated to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2025, compared with December 31, 2024, and its consolidated results of operations for the three and six months ended June 30, 2025 and 2024. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, indexed variable annuities, fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Effective January 2025, the Company entered into an agreement with The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”) to reinsure guaranteed minimum death benefits (“GMDB”) associated with yen-denominated variable whole life policies. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
In August 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure a closed block of guaranteed universal life ("GUL") policies. The Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with The Prudential Insurance Company of America ("Prudential Insurance"). The transaction was completed in December 2024 with an effective date of October 1, 2024. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. ("Somerset Re") to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, Prudential Universal Reinsurance Company ("PURC") and Gibraltar Universal Life Reinsurance Company ("GUL Re") and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
In May 2023, the Company entered into an agreement with AuguStar Life Insurance Company (formerly known as The Ohio National Life Insurance Company), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income (“PDI”) traditional variable annuity contracts with guaranteed living benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 12 to the Unaudited Interim Consolidated Financial Statements for additional information.
Regulatory Developments
H.R.1 — One Big Beautiful Bill Act (the “Tax Act of 2025”)

See Note 13 to the Unaudited Interim Consolidated Financial Statements for information about tax law changes included in the Tax Act of 2025.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.8% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.5% long-term equity expected rate of return and a 1.3% near-term reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2025 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.5% over ten years, and increased our long term expectation of the 10-year Japanese Government Bond yield by 25 basis points, and now grade to a rate of 1.5% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

Changes in Financial Position

Total assets increased $8.7 billion from $238.5 billion at December 31, 2024 to $247.2 billion at June 30, 2025. Significant components were:
•Total investments increased $8.0 billion driven by new sales of general account annuity products; and
•Reinsurance recoverables and deposit receivables increased $2.0 billion driven by indexed annuities sales growth and the reinsurance to Lotus Re and the reinsurance of indexed annuities from PLNJ to Prudential Insurance, as well as higher GUL reserves reinsured with affiliated and external counterparties.
Partially offset by:
•Cash and cash equivalents decreased $1.0 billion primarily driven by a decline in cash collateral; and
•Separate account assets decreased $0.5 billion primarily driven by net outflows related to annuity products, partially offset by favorable equity markets and net inflows for life products
Total liabilities increased $7.7 billion from $233.8 billion at December 31, 2024 to $241.5 billion at June 30, 2025. Significant components were:
•Policyholders' account balances increased $7.7 billion primarily driven by incremental indexed product sales
Total equity increased $1.0 billion primarily driven by $0.6 billion in unrealized gains on investments due to declining rates and changes to direct NPR spreads, $0.5 billion of a capital contribution, and net loss of $0.1 billion.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $1,236 million from a gain of $1,005 million for the three months ended June 30, 2024 to a loss of $231 million for the three months ended June 30, 2025. The impact from our annual reviews and update of assumptions and other refinements was a net loss of $982 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations before income taxes decreased $253 million primarily driven by:
•Lower Realized investment gains (losses), net driven by changes in interest rates; and
•Higher Interest credited to policyholders' account balances primarily due to the ongoing impact of the assumption updates related to life indexed products.
Partially offset by:
•Increased net investment income due to net business growth driven by incremental indexed product sales; and
•Higher Policy charges and fee income mainly driven by lower cost of reinsurance accruals primarily due to losses on embedded derivatives related to indexed universal life products.
Six Months Comparison

Income (loss) from operations before income taxes decreased $440 million from income of $363 million for the six months ended June 30, 2024 to loss of $77 million for the six months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, income (loss) from operations increased $543 million primarily driven by:
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies; and
•Increased net investment income due net business growth driven by incremental indexed product sales.
Partially offset by:
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies; and
•Lower Realized investment gains (losses), net driven by changes in interest rates.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues decreased $1,226 million from $1,783 million for the three months ended June 30, 2024 to $557 million for the three months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, revenues increased $26 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $10 million from $778 million for the three months ended June 30, 2024 to $788 million for the three months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $280 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Six Months Comparison

Revenues decreased $4,052 million from $5,662 million for the six months ended June 30, 2024 to $1,610 million for the six months ended June 30, 2025. Excluding the comparative impact of our annual review and update of assumptions and other refinements, as mentioned above, revenues decreased $2,800 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses decreased $3,613 million from $5,299 million for the six months ended June 30, 2024 to $1,686 million for the six months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses decreased $3,343 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

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

Income Taxes

For information regarding income taxes, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2025 and December 31, 2024, the Company had liquid assets of $50.6 billion and $45.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2.7 billion and $3.8 billion as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, $39.7 billion, or 93%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

The affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both June 30, 2025 and December 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of June 30, 2025, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of June 30, 2025, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

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

Date: August 8, 2025