Form 10-Q
period 2025-09-30
PRUCO LIFE INSURANCE CO
filed 2025-11-07
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 7, 2025, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	5

	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8

	Notes to Unaudited Interim Consolidated Financial Statements	10

	1. Business and Basis of Presentation	10

	2. Significant Accounting Policies and Pronouncements	11

	3. Investments	12

	4. Variable Interest Entities	26

	5. Derivatives and Hedging	27

	6. Fair Value of Assets and Liabilities	33

	7. Deferred Policy Acquisition Costs, Deferred Reinsurance, and Deferred Sales Inducements	49

	8. Separate Accounts	50

	9. Liability for Future Policy Benefits	52

	10. Policyholders' Account Balances	60

	11. Market Risk Benefits	64

	12. Reinsurance	67

	13. Income Taxes	76

	14. Equity	77

	15. Related Party Transactions	79

	16. Commitments and Contingent Liabilities	86

	17. Revision to Prior Year Information	89

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	91

Item 4.	Controls and Procedures	99

PART II—OTHER INFORMATION		100

Item 1.	Legal Proceedings	100

Item 1A.	Risk Factors	100

Item 6.	Exhibits	101

SIGNATURES		102

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; (12) reputational damage; and (13) the impact on the Company of a continued shutdown of the U.S. government. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2025 and December 31, 2024 (in thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2025-$38,744; 2024-$40,414) (amortized cost: 2025–$46,290,215; 2024–$36,980,933)(1)	$45,686,539	$34,986,160
Fixed maturities, trading, at fair value (amortized cost: 2025–$5,224,136; 2024–$4,415,277)	4,895,206	3,845,045
Equity securities, at fair value (cost: 2025– $1,373,433; 2024–$2,650,542)	1,413,903	2,623,820
Policy loans	1,625,194	1,541,480
Short-term investments (net of allowance for credit losses: 2025-$69; 2024-$49)	236,111	517,386
Commercial mortgage and other loans (net of $48,833 and $37,715 allowance for credit losses at September 30, 2025 and December 31, 2024, respectively)	9,702,695	7,759,323
Other invested assets (includes $185,600 and $68,623 of assets measured at fair value at September 30, 2025 and December 31, 2024, respectively)(1)	2,312,006	1,582,094
Total investments	65,871,654	52,855,308
Cash and cash equivalents (allowance for credit losses: 2025-$5; 2024-$0)	2,218,493	3,325,698
Deferred policy acquisition costs	8,427,917	7,807,060
Accrued investment income(1)	563,184	466,394
Reinsurance recoverables and deposit receivables (includes $753,654 and $645,193 of embedded derivatives at fair value at September 30, 2025 and December 31, 2024, respectively)	51,591,454	48,247,817
Receivables from parent and affiliates	646,006	678,028
Deferred sales inducements	303,834	322,351
Income tax assets(1)	2,065,549	2,120,654
Market risk benefit assets	2,584,710	2,637,363
Other assets(1)	1,865,284	1,850,800
Separate account assets	119,905,139	118,143,256
TOTAL ASSETS	$256,043,224	$238,454,729
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$82,670,415	$69,628,318
Future policy benefits	26,797,497	25,113,767
Market risk benefit liabilities	4,618,333	4,281,244
Cash collateral for loaned securities	123,845	121,372
Reinsurance and funds withheld payables	9,846,615	8,611,141
Payables to parent and affiliates(1)	1,877,279	3,653,848
Other liabilities(1)	3,998,738	4,199,803
Notes issued by consolidated variable interest entities (includes $17,538 and $0 measured at fair value under the fair value option at September 30, 2025 and December 31, 2024, respectively)(1)	17,538	0
Separate account liabilities	119,905,139	118,143,256
Total liabilities	249,855,399	233,752,749
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 16)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,404,319	4,923,299
Retained earnings / (accumulated deficit)	588,469	272,519
Accumulated other comprehensive income (loss)	94,641	(601,877)
Total Pruco Life Insurance Company equity	6,089,929	4,596,441
Noncontrolling interests	97,896	105,539
Total equity	6,187,825	4,701,980
TOTAL LIABILITIES AND EQUITY	$256,043,224	$238,454,729
(1) See Note 4 for details of balances associated with variable interest entities.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Premiums (includes $1,177, $(53), $1,886, and $(2,575) of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively)	$143,147	$97,089	$405,333	$284,192
Policy charges and fee income	401,893	408,767	1,270,855	3,706,806
Net investment income	839,394	638,692	2,337,443	1,724,005
Asset administration fees	51,923	56,428	153,970	168,173
Other income (loss)(1)	253,359	388,776	669,846	744,889
Realized investment gains (losses), net(1)	(347,869)	(651,518)	(1,273,607)	150,425
Change in value of market risk benefits, net of related hedging gains (losses)(1)	116,178	(175,401)	(496,062)	(353,588)
TOTAL REVENUES	1,458,025	762,833	3,067,778	6,424,902
BENEFITS AND EXPENSES
Policyholders’ benefits	164,970	130,681	607,614	4,372,968
Change in estimates of liability for future policy benefits	13,680	2,434	(87,208)	(15,745)
Interest credited to policyholders’ account balances(1)	365,256	256,160	827,595	740,734
Amortization of deferred policy acquisition costs(1)	165,512	151,463	489,849	172,613
General, administrative and other expenses(1)	305,775	296,125	863,603	865,503
TOTAL BENEFITS AND EXPENSES	1,015,193	836,863	2,701,453	6,136,073
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	442,832	(74,030)	366,325	288,829
Income tax expense (benefit)(1)	42,695	(42,247)	39,384	19,331
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	400,137	(31,783)	326,941	269,498
Equity in earnings of operating joint venture, net of taxes	(82)	(95)	(258)	(338)
NET INCOME (LOSS)	$400,055	$(31,878)	$326,683	$269,160
Less: Income (loss) attributable to noncontrolling interests	2,559	6,042	10,733	9,114
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$397,496	$(37,920)	$315,950	$260,046
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,332)	5,756	3,392	1,578
Net unrealized investment gains (losses)(1)	411,981	1,127,407	1,015,209	658,407
Interest rate remeasurement of future policy benefits	(35,839)	(87,870)	(51,770)	(21,655)
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(252,961)	50,314	(84,639)	(133,558)
Total	121,849	1,095,607	882,192	504,772
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	25,864	229,226	185,674	105,677
Other comprehensive income (loss), net of taxes	95,985	866,381	696,518	399,095
Comprehensive income (loss)	496,040	834,503	1,023,201	668,255
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,559	6,042	10,733	9,114
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$493,481	$828,461	$1,012,468	$659,141
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2024	$2,500	$4,923,299	$272,519	$(601,877)	$4,596,441	$105,539	$4,701,980
Contributed capital		220,000			220,000		220,000
Contributions from noncontrolling interests						52,350	52,350
Contributed (distributed) capital-parent/child asset transfers		26,303			26,303		26,303
Comprehensive income (loss):
Net income (loss)			129,569		129,569	4,957	134,526
Other comprehensive income (loss), net of tax				332,968	332,968	0	332,968
Total comprehensive income (loss)			129,569	332,968	462,537	4,957	467,494
Balance, March 31, 2025	2,500	5,169,602	402,088	(268,909)	5,305,281	162,846	5,468,127
Contributed capital		215,703			215,703		215,703
Contributions from noncontrolling interests						34,909	34,909
Distributions to noncontrolling interests						(98,812)	(98,812)
Contributed (distributed) capital-parent/child asset transfers		2,121			2,121		2,121
Comprehensive income (loss):
Net income (loss)			(211,115)		(211,115)	3,217	(207,898)
Other comprehensive income (loss), net of taxes				267,565	267,565	0	267,565
Total comprehensive income (loss)			(211,115)	267,565	56,450	3,217	59,667
Balance, June 30, 2025	2,500	5,387,426	190,973	(1,344)	5,579,555	102,160	5,681,715
Contributed capital		17,221			17,221		17,221
Contributions from noncontrolling interests						261	261
Distributions to noncontrolling interests						(7,084)	(7,084)
Contributed (distributed) capital-parent/child asset transfers		(328)			(328)		(328)
Comprehensive income (loss):
Net income (loss)			397,496		397,496	2,559	400,055
Other comprehensive income (loss), net of tax				95,985	95,985	0	95,985
Total comprehensive income (loss)			397,496	95,985	493,481	2,559	496,040
Balance, September 30, 2025	$2,500	$5,404,319	$588,469	$94,641	$6,089,929	$97,896	$6,187,825

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$2,500	$5,052,602	$(551,471)	$(30,961)	$4,472,670	$30,194	$4,502,864
Contributions from noncontrolling interests						25,310	25,310
Contributed (distributed) capital-parent/child asset transfers		5,722			5,722		5,722
Comprehensive income (loss):
Net income (loss)			(575,576)		(575,576)	1,181	(574,395)
Other comprehensive income (loss), net of tax				(412,481)	(412,481)	0	(412,481)
Total comprehensive income (loss)			(575,576)	(412,481)	(988,057)	1,181	(986,876)
Balance, March 31, 2024	2,500	5,058,324	(1,127,047)	(443,442)	3,490,335	56,685	3,547,020
Return of capital		(550,000)			(550,000)		(550,000)
Contributions from noncontrolling interests						49,548	49,548
Contributed (distributed) capital-parent/child asset transfers		(34)			(34)		(34)
Comprehensive income (loss):
Net income (loss)			873,542		873,542	1,891	875,433
Other comprehensive income (loss), net of tax				(54,805)	(54,805)	0	(54,805)
Total comprehensive income (loss)			873,542	(54,805)	818,737	1,891	820,628
Balance, June 30, 2024	2,500	4,508,290	(253,505)	(498,247)	3,759,038	108,124	3,867,162
Contributions from noncontrolling interests						136,354	136,354
Contributed (distributed) capital-parent/child asset transfers		(686)			(686)		(686)
Comprehensive income (loss):
Net income (loss)(1)			(37,920)		(37,920)	6,042	(31,878)
Other comprehensive income (loss), net of tax(1)				866,381	866,381		866,381
Total comprehensive income (loss)			(37,920)	866,381	828,461	6,042	834,503
Balance, September 30, 2024(1)	$2,500	$4,507,604	$(291,425)	$368,134	$4,586,813	$250,520	$4,837,333
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$326,683	$269,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(2)	(8,546)	34,141
Interest credited to policyholders’ account balances(1)	827,595	740,734
Realized investment (gains) losses, net(1)	1,273,607	(150,425)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	496,062	353,588
Change in:
Future policy benefits and other insurance liabilities	1,626,566	1,965,765
Reinsurance related-balances(1)(2)	(811,102)	(130,577)
Accrued investment income(2)	(84,592)	(96,937)
Net payables to (receivables from) parent and affiliates	(10,287)	35,536
Deferred policy acquisition costs(1)(2)	(620,858)	(679,423)
Income taxes(1)	(139,419)	(297,870)
Derivatives, net(1)	(116,260)	420,639
Other, net(1)(2)	(391,038)	(286,801)
Cash flows from (used in) operating activities	2,368,411	2,177,530
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	4,496,736	2,290,052
Fixed maturities, trading	1,151,050	725,117
Equity securities	2,181,715	956,037
Policy loans	163,594	140,426
Ceded policy loans	(87,164)	(84,955)
Short-term investments	820,614	997,435
Commercial mortgage and other loans	243,219	545,134
Other invested assets	122,706	31,060
Notes receivable from parent and affiliates(2)	251,594	590
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(13,521,584)	(10,341,310)
Fixed maturities, trading	(2,080,712)	(1,367,554)
Equity securities	(1,084,923)	(661,555)
Policy loans	(223,678)	(171,967)
Ceded policy loans	76,894	77,459
Short-term investments	(645,165)	(1,155,119)
Commercial mortgage and other loans	(2,104,581)	(1,616,916)
Other invested assets	(576,367)	(309,750)
Notes receivable from parent and affiliates(2)	(210,453)	(339,021)
Derivatives, net	(121,752)	172,756
Other, net	(80,523)	0
Cash flows from (used in) investing activities	(11,228,780)	(10,112,081)

	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	12,442,972	12,851,141
Affiliated ceded policyholders’ account deposits(1)	(1,759,787)	(902,801)
Policyholders’ account withdrawals(1)	(3,476,693)	(2,992,507)
Affiliated ceded policyholders’ account withdrawals	528,024	593,474
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	2,478	112,070
Contributed capital	220,000	0
Return of capital	0	(550,000)
Contributed (distributed) capital - parent/child asset transfers	0	6,332
Proceeds from notes issued by consolidated variable interest entities	17,538	0
Repayments of debt (maturities longer than 90 days)	0	(180,411)
Drafts outstanding	(18,630)	(63,534)
Contributions from noncontrolling interests	87,520	211,212
Distributions to noncontrolling interests	(105,896)	0
Other, net(1)	(184,362)	23,493
Cash flows from (used in) financing activities	7,753,164	9,108,469
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,107,205)	1,173,918
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,325,698	2,139,792
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,218,493	$3,313,710
(1)    Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(2)    Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions

2025
"Cash flows from (used in) investing activities" and "Cash flows from (used in) financing activities" for the nine months ended September 30, 2025 excludes non-cash activities related to invested asset transfers in the amount of $208 million, related to capital contributions the Company received from The Prudential Insurance Company of America ("Prudential Insurance"). See Note 15 for additional information.

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

Revision to Prior Period Interim Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, during the fourth quarter of 2024, the Company identified multiple errors which impacted previously issued Consolidated Financial Statements, including for the three and nine months ended September 30, 2024. Certain reinsurance recoverable balances associated with the coinsurance with funds withheld of fixed indexed annuities, certain deferred acquisition cost balances associated with indexed variable annuities, and certain other immaterial items were not properly accounted for. Prior period amounts have been revised in the Consolidated Financial Statements and related disclosures to correct these errors. In connection with this revision, the Company also corrected certain other immaterial adjustments within the Financing Section of the Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2024. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly Consolidated Financial Statements. See Note 17 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of September 30, 2025

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,171,068	$24,458	$95,847	$0	$1,099,679
Obligations of U.S. states and their political subdivisions	480,059	1,051	30,649	0	450,461
Foreign government securities	438,696	7,788	40,138	0	406,346
U.S. public corporate securities	19,010,171	307,435	755,060	0	18,562,546
U.S. private corporate securities	6,767,307	101,904	180,856	17,017	6,671,338
Foreign public corporate securities	5,034,385	100,705	84,419	405	5,050,266
Foreign private corporate securities	6,825,055	321,469	257,148	17,822	6,871,554
Asset-backed securities(1)	4,706,213	35,237	4,942	3,500	4,733,008
Commercial mortgage-backed securities	1,304,368	17,357	34,342	0	1,287,383
Residential mortgage-backed securities(2)	552,893	6,614	5,549	0	553,958
Total fixed maturities, available-for-sale	$46,290,215	$924,018	$1,488,950	$38,744	$45,686,539
(1)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,199,628	$8,357	$108,744	$0	$1,099,241
Obligations of U.S. states and their political subdivisions	570,253	1,156	30,343	0	541,066
Foreign government securities	362,154	646	52,466	0	310,334
U.S. public corporate securities	14,134,828	60,917	957,316	1	13,238,428
U.S. private corporate securities	6,030,898	35,828	301,451	11,178	5,754,097
Foreign public corporate securities	3,804,503	21,136	126,767	21	3,698,851
Foreign private corporate securities	5,838,939	43,334	511,426	29,214	5,341,633
Asset-backed securities(1)	3,728,073	31,431	8,841	0	3,750,663
Commercial mortgage-backed securities	944,652	4,567	53,444	0	895,775
Residential mortgage-backed securities(2)	367,005	861	11,794	0	356,072
Total fixed maturities, available-for-sale	$36,980,933	$208,233	$2,162,592	$40,414	$34,986,160
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$290,005	$8,814	$246,689	$87,033	$536,694	$95,847
Obligations of U.S. states and their political subdivisions	85,588	3,913	234,274	26,736	319,862	30,649
Foreign government securities	474	3	186,119	40,135	186,593	40,138
U.S. public corporate securities	946,829	18,369	5,130,020	736,691	6,076,849	755,060
U.S. private corporate securities	624,699	9,738	2,636,271	171,110	3,260,970	180,848
Foreign public corporate securities	216,460	1,052	782,054	83,367	998,514	84,419
Foreign private corporate securities	144,817	1,978	2,159,311	255,167	2,304,128	257,145
Asset-backed securities	180,417	261	95,008	3,774	275,425	4,035
Commercial mortgage-backed securities	28,819	3	410,363	34,339	439,182	34,342
Residential mortgage-backed securities	32	0	135,704	5,549	135,736	5,549
Total fixed maturities, available-for-sale	$2,518,140	$44,131	$12,015,813	$1,443,901	$14,533,953	$1,488,032

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$377,531	$13,829	$238,723	$94,915	$616,254	$108,744
Obligations of U.S. states and their political subdivisions	226,731	5,019	212,060	25,324	438,791	30,343
Foreign government securities	118,168	2,615	171,166	49,851	289,334	52,466
U.S. public corporate securities	4,320,552	105,145	4,677,336	852,171	8,997,888	957,316
U.S. private corporate securities	1,999,008	41,931	2,379,755	259,489	4,378,763	301,420
Foreign public corporate securities	1,088,644	20,465	716,172	106,294	1,804,816	126,759
Foreign private corporate securities	1,977,169	69,399	2,107,705	440,330	4,084,874	509,729
Asset-backed securities	363,744	5,510	140,090	3,331	503,834	8,841
Commercial mortgage-backed securities	101,821	1,356	489,490	52,088	591,311	53,444
Residential mortgage-backed securities	142,961	1,946	123,853	9,848	266,814	11,794
Total fixed maturities, available-for-sale	$10,716,329	$267,215	$11,256,350	$1,893,641	$21,972,679	$2,160,856

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $1,440 million and $2,059 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $48 million and $102 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2025, the $1,444 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2024, the $1,894 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$2,160,794	$2,138,289
Due after one year through five years	15,709,371	15,871,043
Due after five years through ten years	11,729,956	11,929,860
Due after ten years	10,126,620	9,172,998
Asset-backed securities	4,706,213	4,733,008
Commercial mortgage-backed securities	1,304,368	1,287,383
Residential mortgage-backed securities	552,893	553,958
Total fixed maturities, available-for-sale	$46,290,215	$45,686,539

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$349,432	$248,635	$2,007,192	$676,660
Proceeds from maturities/prepayments	679,149	483,079	2,420,850	1,618,992
Gross investment gains from sales and maturities	7,384	2,921	21,066	13,265
Gross investment losses from sales and maturities	(14,016)	(9,153)	(34,723)	(33,625)
Write-downs recognized in earnings(2)	(720)	(9,534)	(33,266)	(9,534)
(Addition to) release of allowance for credit losses(3)	(21,731)	(22,104)	1,718	(23,444)
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $68.7 million and $(5.6) million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Amounts represent write-downs on credit adverse securities.
(3)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Three Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$16,969	$0	$0	$0	$16,969
Additions to allowance for credit losses not previously recorded	0	0	19,106	3,500	0	0	22,606
Reductions for securities sold during the period	0	0	(26)	0	0	0	(26)
Additions (reductions) on securities with previous allowance	0	0	589	0	0	0	589
Write-downs charged against the allowance	0	0	(1,394)	0	0	0	(1,394)
Balance, end of period	$0	$0	$35,244	$3,500	$0	$0	$38,744

	Three Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$3,343	$0	$0	$5	$3,348
Additions to allowance for credit losses not previously recorded(1)	0	0	22,903	0	0	0	22,903
Reductions for securities sold during the period	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	(794)	0	0	(5)	(799)
Balance, end of period	$0	$0	$25,452	$0	$0	$0	$25,452

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$40,414	$0	$0	$0	$40,414
Additions to allowance for credit losses not previously recorded	0	0	24,618	3,500	0	0	28,118
Reductions for securities sold during the period	0	0	(104)	0	0	0	(104)
Additions (reductions) on securities with previous allowance	0	0	3,400	0	0	0	3,400
Write-downs charged against the allowance	0	0	(33,084)	0	0	0	(33,084)
Balance, end of period	$0	$0	$35,244	$3,500	$0	$0	$38,744

	Nine Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded(1)	0	0	23,299	0	0	5	23,304
Reductions for securities sold during the period	0	0	(42)	0	0	0	(42)
Additions (reductions) on securities with previous allowance	0	0	(284)	(1)	0	(12)	(297)
Assets transferred (to) from parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$25,452	$0	$0	$0	$25,452
(1)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended September 30, 2025, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical and communications sectors within corporate securities primarily due to adverse projected cash flows. For the three months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical, consumer non-cyclical and capital goods sectors within corporate securities due to adverse projected cashflows.

For the nine months ended September 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs charged against the allowance due to security restructures and settlements within the consumer cyclical, consumer non-cyclical and capital goods sectors within corporate securities, partially offset by net additions within the communications and consumer cyclical sectors within corporate securities primarily due to adverse projected cash flows. For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical, consumer non-cyclical and capital goods sectors within corporate securities due to adverse projected cashflows.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration as of both September 30, 2025 and December 31, 2024.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $51.7 million and $149.0 million during the three months ended September 30, 2025 and 2024, respectively, and $247.0 million and $16.8 million during the nine months ended September 30, 2025 and 2024, respectively.
Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $22.2 million and $37.6 million during the three months ended September 30, 2025 and 2024, respectively, and $(117.3) million and $16.2 million during the nine months ended September 30, 2025 and 2024, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$2,662,057	28.0%	$1,949,926	25.0%
Health Care Senior Living(1)	135,169	1.4	134,195	1.7
Hospitality	97,918	1.0	97,603	1.3
Industrial	3,432,614	36.1	2,906,413	37.3
Office	531,812	5.6	556,586	7.1
Retail	879,313	9.3	693,949	9.0
Self-Storage(1)	669,072	7.0	543,701	7.0
Other(1)	80,545	0.9	72,645	0.9
Total commercial mortgage loans	8,488,500	89.3	6,955,018	89.3
Agricultural property loans	1,020,539	10.7	830,041	10.7
Total commercial mortgage and agricultural property loans	9,509,039	100.0%	7,785,059	100.0%
Allowance for credit losses	(46,874)		(37,715)
Total net commercial mortgage and agricultural property loans	9,462,165		7,747,344
Other loans:
Residential mortgage loans	231,649		0
Other collateralized loans	10,840		11,979
Total other loans	242,489		11,979
Allowance for credit losses	(1,959)		0
Total net other loans	240,530		11,979
Total net commercial mortgage and other loans	$9,702,695		$7,759,323
(1) Prior period amounts have been updated to conform to current period presentation.

As of September 30, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (23%), Florida (9%) and Texas (8%) and included loans secured by properties in Europe (8%), Australia (1%) and Mexico (1%).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2025, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (12%), California (9%) and New York (7%).

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended September 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Total
	(in thousands)
Allowance, beginning of period	$35,816	$2,700	$0	$38,516
Addition to (release of) allowance for expected losses	9,894	379	1,959	12,232
Write-downs charged against allowance	(1,915)	0	0	(1,915)
Allowance, end of period	$43,795	$3,079	$1,959	$48,833

	Three Months Ended September 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Total
	(in thousands)
Allowance, beginning of period	$40,692	$880	$0	$41,572
Addition to (release of) allowance for expected losses	1,389	1,348	0	2,737
Allowance, end of period	$42,081	$2,228	$0	$44,309

	Nine Months Ended September 30, 2025
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Total
	(in thousands)
Allowance, beginning of period	$33,004	$4,711	$0	$37,715
Addition to (release of) allowance for expected losses	12,706	3,464	1,959	18,129
Write-downs charged against allowance	(1,915)	(5,096)	0	(7,011)
Allowance, end of period	$43,795	$3,079	$1,959	$48,833

	Nine Months Ended September 30, 2024
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Total
	(in thousands)
Allowance, beginning of period	$36,758	$931	$0	$37,689
Addition to (release of) allowance for expected losses	5,323	1,297	0	6,620
Allowance, end of period	$42,081	$2,228	$0	$44,309

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The CECL allowance for residential mortgage loans carried at amortized cost is determined based on the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers industry historical credit loss experience, current conditions, and reasonable and supportable forecasts. The calculation pools together loans that share similar risk characteristics. The estimated lifetime loss of the pool is calculated from the risk profiles of the loans, including borrower credit score, loan-to-value ratio, property type, and several key attributes of the loan and property including: loan type, loan age, loan performance history, and current performing or nonperforming status. Estimated lifetime loss rates are calculated by weighting projected losses in multiple economic scenarios based on the Company’s view of the current stage of the economic cycle and future economic conditions. The scenario losses are calibrated to industry historical experience of defaults, loss severities, and prepayment rates in multiple economic cycles, reflective of similar loan characteristics.

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended September 30, 2025, the net increase to the allowance for credit losses on commercial mortgage and other loans was primarily related to increases in loan specific allowances within the retail sector of commercial mortgage loans, partially offset by a net write-down against a loan-specific reserve within the retail sector of commercial mortgage loans. For the three months ended September 30, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to increases in loan specific allowances within agricultural property loans and in the general allowance due to loan originations.

For the nine months ended September 30, 2025, the net increase to the allowance for credit losses on commercial mortgage and other loans was primarily related to increases in loan specific allowances within the retail sector of commercial mortgage loans and agricultural property loans, partially offset by net write-downs against loan-specific reserves within agricultural property loans and the retail sector of commercial mortgage loans. For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to increases in loan specific allowances within the office sector of commercial mortgage loans and within agricultural property loans and in the general allowance due to loan originations partially offset by loan payoffs.

The following table sets forth the write-downs of commercial mortgage and other loans by origination year for the nine months ended September 30, 2025:

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Commercial mortgage loans	$0	$0	$0	$0	$0	$1,915	$1,915
Agricultural property loans	0	0	3,461	1,635	0	0	5,096
Total	$0	$0	$3,461	$1,635	$0	$1,915	$7,011

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$469,939	$368,351	$394,654	$320,615	$517,812	$1,283,292	$10,846	$3,365,509
60%-69.99%	1,067,364	1,001,432	397,386	298,383	346,200	366,440	0	3,477,205
70%-79.99%	93,346	385,078	352,882	73,066	281,626	29,027	0	1,215,025
80% or greater	0	41,549	0	36,626	129,054	223,532	0	430,761
Total	$1,630,649	$1,796,410	$1,144,922	$728,690	$1,274,692	$1,902,291	$10,846	$8,488,500
Debt Service Coverage Ratio:
Greater than 1.2x	$1,576,432	$1,728,076	$852,057	$699,115	$1,273,236	$1,773,232	$0	$7,902,148
1.0 - 1.2x	34,180	60,019	292,865	11,296	0	68,611	10,846	477,817
Less than 1.0x	20,037	8,315	0	18,279	1,456	60,448	0	108,535
Total	$1,630,649	$1,796,410	$1,144,922	$728,690	$1,274,692	$1,902,291	$10,846	$8,488,500
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$179,447	$242,661	$74,748	$209,014	$126,278	$61,640	$23,085	$916,873
60%-69.99%	11,801	29,560	19,282	2,000	0	0	17,329	79,972
70%-79.99%	0	0	0	0	5,103	0	0	5,103
80% or greater	0	0	0	5,966	0	0	12,625	18,591
Total	$191,248	$272,221	$94,030	$216,980	$131,381	$61,640	$53,039	$1,020,539
Debt Service Coverage Ratio:
Greater than 1.2x	$191,248	$260,619	$91,672	$159,049	$124,621	$47,965	$40,414	$915,588
1.0 - 1.2x	0	10,640	2,358	4,755	0	10,261	0	28,014
Less than 1.0x	0	962	0	53,176	6,760	3,414	12,625	76,937
Total	$191,248	$272,221	$94,030	$216,980	$131,381	$61,640	$53,039	$1,020,539

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

Residential mortgage loans primarily include fixed-rate, amortizing mortgage loans on rental properties owned by borrowers with Fair Isaac Corporation ("FICO") scores typically considered prime or above. The primary credit quality indicator is whether a loan is performing or nonperforming. The Company defines nonperforming residential mortgage loans as those that are 90 days or more past due and/or in nonaccrual status.

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Residential mortgage loans
Performance indicators:
Performing	$220,051	$11,457	$141	$0	$0	$0	$231,649
Nonperforming	0	0	0	0	0	0	0
Total	$220,051	$11,457	$141	$0	$0	$0	$231,649

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Three Months Ended September 30,
	2025			2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans(1)	$0	$0	0.0%	$0	$4,570	0.1%

	Nine Months Ended September 30,
	2025			2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans(1)	$0	$0	0.0%	$14,546	$4,570	0.3%
(1) Prior period amounts have been updated to conform to current period presentation.

For both the three and nine months ended September 30, 2024, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both September 30, 2025 and December 31, 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$8,488,500	$0	$0	$0	$8,488,500	$1,196
Agricultural property loans	986,574	0	0	33,965	1,020,539	38,320
Residential mortgage loans	231,649	0	0	0	231,649	0
Other collateralized loans	10,840	0	0	0	10,840	0
Total	$9,717,563	$0	$0	$33,965	$9,751,528	$39,516
(1)As of September 30, 2025, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$6,951,093	$0	$0	$3,925	$6,955,018	$5,120
Agricultural property loans	804,804	0	2,505	22,732	830,041	24,765
Residential mortgage loans	0	0	0	0	0	0
Other collateralized loans	11,979	0	0	0	11,979	0
Total	$7,767,876	$0	$2,505	$26,657	$7,797,038	$29,885
(1)As of December 31, 2024, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Loans on non-accrual status recognized interest of less than $1 million and $1 million for both the three and nine months ended September 30, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $20 million and $2 million as of September 30, 2025 and December 31, 2024, respectively.

For both the three and nine months ended September 30, 2025, there were $232 million commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For the three and nine months ended September 30, 2024, there were $0 million and $13 million commercial mortgage and other loans acquired, respectively, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2025 and December 31, 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$394,339	$388,822
Hedge funds	1,615,969	1,024,534
Real estate-related	70,639	75,730
Subtotal equity method	2,080,947	1,489,086
Fair value:
Private equity	21,316	28,094
Hedge funds	49,614	14
Real estate-related	15,365	16,016
Subtotal fair value	86,295	44,124
Total LPs/LLCs	2,167,242	1,533,210
Derivative instruments	99,305	24,499
Other(1)	45,459	24,385
Total other invested assets	$2,312,006	$1,582,094
(1)Includes tax advantaged investments and investments in separate account funds.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Fixed maturities	$492,362	$396,173
Equity securities	512	436
Commercial mortgage and other loans	40,508	29,437
Policy loans	22,388	30,820
Short-term investments and cash equivalents	7,414	9,528
Total accrued investment income	$563,184	$466,394

There were no significant write-downs on accrued investment income for both the three and nine months ended September 30, 2025 and 2024.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale	$556,029	$439,805	$1,577,074	$1,172,544
Fixed maturities, trading	59,370	40,719	156,555	111,345
Equity securities	13,003	6,190	43,771	16,395
Commercial mortgage and other loans	118,932	84,328	318,736	236,006
Policy loans	16,858	16,995	49,887	48,028
Other invested assets	74,702	35,066	192,887	87,133
Short-term investments and cash equivalents	32,756	41,976	92,678	129,298
Gross investment income	871,650	665,079	2,431,588	1,800,749
Less: investment expenses	(32,256)	(26,387)	(94,145)	(76,744)
Net investment income	$839,394	$638,692	$2,337,443	$1,724,005

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities(1)(3)	$(29,083)	$(37,870)	$(45,205)	$(53,338)
Commercial mortgage and other loans	(12,795)	(3,533)	(19,220)	(8,152)
LPs/LLCs(2)	0	1	(6)	(35)
Derivatives(3)	(258,934)	(573,164)	(1,083,536)	215,801
Short-term investments and cash equivalents	138	(11)	171	(91)
Ceded income on modified coinsurance investments(2)(4)	(47,014)	(36,929)	(125,816)	(3,912)
Other(2)	(181)	(12)	5	152
Realized investment gains (losses), net	$(347,869)	$(651,518)	$(1,273,607)	$150,425
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

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(1,562)	$893
Fixed maturity securities, available-for-sale without an allowance	(563,370)	(1,955,252)
Derivatives designated as cash flow hedges(1)	(131,326)	110,565
Affiliated notes	(797)	(3,276)
Other investments(2)	12,850	785
Net unrealized gains (losses) on investments	$(684,205)	$(1,846,285)
(1)For additional information regarding cash flow hedges, see Note 5.
(2)Primarily includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets."

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2025 and December 31, 2024, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Obligations of U.S. states and their political subdivisions	$2,496	$0	$2,496	$1,139	$0	$1,139
U.S. public corporate securities	9,961	0	9,961	6,949	0	6,949
U.S. private corporate securities	0	0	0	18	0	18
Foreign public corporate securities	14,705	0	14,705	10,100	0	10,100
Equity securities	96,683	0	96,683	103,166	0	103,166
Total cash collateral for loaned securities(1)	$123,845	$0	$123,845	$121,372	$0	$121,372
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported:

	September 30, 2025	December 31, 2024
	(in thousands)
Fixed maturities, available for sale, at fair value	$17,525	$0
Other invested assets	49,611	0
Accrued investment income	30	0
Income tax assets	3	0
Other assets	(151)	0
Total assets of consolidated variable interest entities	$67,018	$0

Payables to parent and affiliates	$93	$0
Other liabilities	532	0
Notes issued by consolidated variable interest entities(1)	17,538	0
Total liabilities of consolidated variable interest entities	$18,163	$0
(1)    Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2025, the maturity of the obligation is 2 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs. These VIEs consist of investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $80 million and $0 million as of September 30, 2025 and December 31, 2024, respectively. These investments are reflected in “Other invested assets”. There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

	September 30, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$2,711	$0	$(126)	$2,851	$0	$(209)
Foreign Currency Swaps	4,339,466	88,554	(213,498)	3,308,842	202,606	(27,523)
Total Derivatives Designated as Hedge Accounting Instruments	$4,342,177	$88,554	$(213,624)	$3,311,693	$202,606	$(27,732)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$193,248,460	$8,054,508	$(19,736,940)	$174,170,160	$9,029,399	$(20,888,553)
Interest Rate Futures	1,817,500	1,014	(2,051)	1,518,400	1,967	(1,443)
Interest Rate Options	26,725,000	110,164	(1,204,126)	29,135,000	279,414	(1,406,265)
Interest Rate Forwards	0	0	0	0	0	0
Interest Rate Total Return Swaps	341,669	4,882	0	223,721	1,472	(2,121)
Foreign Currency
Foreign Currency Forwards	2,316,193	10,343	(7,047)	1,146,861	30,078	(181)
Credit
Credit Default Swaps	849,950	8,742	0	911,850	9,606	0
Currency/Interest Rate
Foreign Currency Swaps	2,225,111	61,881	(50,429)	2,285,052	164,152	(9,277)
Equity
Equity Total Return Swaps	28,343,850	2,602,653	(2,473,843)	23,025,217	1,160,080	(1,182,913)
Equity Options	211,675,759	9,174,115	(7,346,036)	117,107,059	4,453,762	(3,717,637)
Equity Futures	813,379	1,692	(908)	1,802,205	15	(6,060)
Synthetic GICs	4,180,490	0	0	3,958,847	143	(31)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$472,537,361	$20,029,994	$(30,821,380)	$355,284,372	$15,130,088	$(27,214,481)
Total Derivatives(1)(2)	$476,879,538	$20,118,548	$(31,035,004)	$358,596,065	$15,332,694	$(27,242,213)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $17,025 million and $11,968 million as of September 30, 2025 and December 31, 2024, respectively, primarily included in "Policyholders' account balances".
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

	September 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$20,118,534	$(20,019,243)	$99,291	$0	$99,291
Total Assets	$20,118,534	$(20,019,243)	$99,291	$0	$99,291
Offsetting of Financial Liabilities:
Derivatives	$31,035,004	$(29,180,764)	$1,854,240	$(1,854,240)	$0
Total Liabilities	$31,035,004	$(29,180,764)	$1,854,240	$(1,854,240)	$0

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Total Assets	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Offsetting of Financial Liabilities:
Derivatives	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
Total Liabilities	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
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

	Three Months Ended September 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(22)	$0	$18
Currency/Interest Rate	2,762	0	13,460	1,216	35,343
Total cash flow hedges	2,763	0	13,438	1,216	35,361
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	17,189	(189,342)	0	0	0
Currency	11,348	0	0	0	0
Currency/Interest Rate	23,388	0	0	(180)	0
Credit	4,388	0	0	0	0
Equity	2,004,815	(339,622)	0	0	0
Embedded Derivatives	(2,322,825)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(261,697)	(528,964)	0	(180)	0
Total	$(258,934)	$(528,964)	$13,438	$1,036	$35,361

	Nine Months Ended September 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(43)	$0	$74
Currency/Interest Rate	4,828	0	42,885	(80,978)	(241,965)
Total cash flow hedges	4,830	0	42,842	(80,978)	(241,891)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	88,832	(355,483)	0	0	0
Currency	(155,982)	0	0	0	0
Currency/Interest Rate	(115,130)	0	0	(997)	0
Credit	11,192	0	0	0	0
Equity	3,042,976	(673,955)	0	0	0
Embedded Derivatives	(3,960,254)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(1,088,366)	(1,029,438)	0	(997)	0
Total	$(1,083,536)	$(1,029,438)	$42,842	$(81,975)	$(241,891)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$1	$0	$(30)	$0	$79
Currency/Interest Rate	5,179	0	12,517	(37,547)	(73,638)
Total cash flow hedges	5,180	0	12,487	(37,547)	(73,559)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	11,635	580,493	0	0	0
Currency	(35,766)	0	0	0	0
Currency/Interest Rate	(52,675)	0	0	(411)	0
Credit	5,128	0	0	0	0
Equity	618,400	(319,291)	0	0	0
Embedded Derivatives(1)	(1,125,066)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(578,344)	261,202	0	(411)	0
Total	$(573,164)	$261,202	$12,487	$(37,958)	$(73,559)

	Nine Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(92)	$0	$69
Currency/Interest Rate	4,503	0	35,386	(23,943)	(10,269)
Total cash flow hedges	4,505	0	35,294	(23,943)	(10,200)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	84,144	(685,958)	0	0	0
Currency	(14,360)	0	0	0	0
Currency/Interest Rate	(19,144)	0	0	(289)	0
Credit	12,647	0	0	0	0
Equity	2,641,411	(808,221)	0	0	0
Embedded Derivatives(1)	(2,493,402)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	211,296	(1,494,179)	0	(289)	0
Total	$215,801	$(1,494,179)	$35,294	$(24,232)	$(10,200)
(1) Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2024	$110,565
Amount recorded in AOCI
Interest Rate	33
Currency/Interest Rate	(275,230)
Total amount recorded in AOCI	(275,197)
Amount reclassified from AOCI to income
Interest Rate	41
Currency/Interest Rate	33,265
Total amount reclassified from AOCI to income	33,306
Balance, September 30, 2025	$(131,326)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2025 values, it is estimated that a pre-tax gain of $35 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2026.

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

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $850 million and $912 million as of September 30, 2025 and December 31, 2024, respectively. These credit derivatives are reported at fair value as an asset of $8 million and $10 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 the notional amount of these credit derivatives had the following NAIC ratings: $820 million in NAIC 3 and $30 million in NAIC 6.

The Company has no exposure on purchased credit protection as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,099,679	$0	$	$1,099,679
Obligations of U.S. states and their political subdivisions	0	450,461	0		450,461
Foreign government securities	0	406,346	0		406,346
U.S. corporate public securities	0	18,562,546	0		18,562,546
U.S. corporate private securities	0	5,948,162	723,176		6,671,338
Foreign corporate public securities	0	5,043,246	7,020		5,050,266
Foreign corporate private securities	0	6,418,432	453,122		6,871,554
Asset-backed securities(2)	0	3,571,198	1,161,810		4,733,008
Commercial mortgage-backed securities	0	1,206,122	81,261		1,287,383
Residential mortgage-backed securities	0	553,958	0		553,958
Subtotal	0	43,260,150	2,426,389		45,686,539
Market risk benefit assets	0	0	2,584,710		2,584,710
Fixed maturities, trading	0	4,445,382	449,824		4,895,206
Equity securities	1,383,734	27,996	2,173		1,413,903
Short-term investments	0	190,532	979		191,511
Cash equivalents	50,252	1,905,585	30		1,955,867
Other invested assets(3)	628,079	19,490,469	0	(20,019,243)	99,305
Reinsurance recoverables and deposit receivables	0	0	753,654		753,654
Receivables from parent and affiliates	0	226,498	261,435		487,933
Subtotal excluding separate account assets	2,062,065	69,546,612	6,479,194	(20,019,243)	58,068,628
Separate account assets(4)(5)	512,032	111,858,527	16,736		112,387,295
Total assets	$2,574,097	$181,405,139	$6,495,930	$(20,019,243)	$170,455,923
Market risk benefit liabilities	$0	$0	$4,618,333	$	$4,618,333
Policyholders' account balances	0	0	17,778,505		17,778,505
Payables to parent and affiliates	0	30,487,520	0	(28,634,365)	1,853,155
Other liabilities	547,484	0	0	(546,399)	1,085
Notes issued by consolidated variable interest entities	0	0	17,538	0	17,538
Total liabilities	$547,484	$30,487,520	$22,414,376	$(29,180,764)	$24,268,616

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,099,241	$0	$	$1,099,241
Obligations of U.S. states and their political subdivisions	0	541,066	0		541,066
Foreign government securities	0	309,686	648		310,334
U.S. corporate public securities	0	13,238,428	0		13,238,428
U.S. corporate private securities	0	4,996,400	757,697		5,754,097
Foreign corporate public securities	0	3,692,124	6,727		3,698,851
Foreign corporate private securities	0	4,906,450	435,183		5,341,633
Asset-backed securities(2)	0	3,126,089	624,574		3,750,663
Commercial mortgage-backed securities	0	820,457	75,318		895,775
Residential mortgage-backed securities	0	356,072	0		356,072
Subtotal	0	33,086,013	1,900,147		34,986,160
Market risk benefit assets	0	0	2,637,363		2,637,363
Fixed maturities, trading	0	3,778,760	66,285		3,845,045
Equity securities	2,587,791	15,514	20,515		2,623,820
Short-term investments	0	390,745	105,540		496,285
Cash equivalents	0	2,851,250	33		2,851,283
Other invested assets(3)	2,302	15,330,249	143	(15,308,195)	24,499
Reinsurance recoverables and deposit receivables	0	0	645,193		645,193
Receivables from parent and affiliates	0	169,072	351,390		520,462
Subtotal excluding separate account assets	2,590,093	55,621,603	5,726,609	(15,308,195)	48,630,110
Separate account assets(4)(5)	273,288	111,415,717	10,547		111,699,552
Total assets	$2,863,381	$167,037,320	$5,737,156	$(15,308,195)	$160,329,662
Market risk benefit liabilities	$0	$0	$4,281,244	$	$4,281,244
Policyholders' account balances	0	0	12,624,585		12,624,585
Payables to parent and affiliates	0	27,232,920	0	(23,617,643)	3,615,277
Other liabilities	7,988	1,274	31	(1,943)	7,350
Total liabilities	$7,988	$27,234,194	$16,905,860	$(23,619,586)	$20,528,456
(1)“Netting” amounts represent cash collateral of $(9,162) million and $(8,311) million as of September 30, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2025 and December 31, 2024, the fair value of such investments was $86 million and $44 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate-owned life insurance fund. As of September 30, 2025 and December 31, 2024, the fair value of such investments was $7,518 million and $6,444 million, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	September 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,121,247	Discounted cash flow	Discount rate	1.90%	20.00%	9.73%	Decrease
		Market comparables	EBITDA multiple(4)	6.0 X	6.0 X	6.0 X	Increase
		Liquidation	Liquidation value	28.00%	84.21%	75.69%	Increase
Asset-backed securities	$282,663	Discounted cash flow	Discount rate	0.75%	9.91%	2.40%	Decrease
Commercial mortgage-backed securities	$77,072	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(5)	$2,584,710	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.33%	1.65%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)	$753,654	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.33%	1.65%		Decrease
			Option budget(13)	(2)%	9%		Increase
Receivables from parent and affiliates	$256,093	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,618,333	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.33%	1.65%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(12)	$17,778,505	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.33%	1.65%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(2)%	9%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,130,627	Discounted cash flow	Discount rate	2.15%	20.00%	11.15%	Decrease
		Market Comparables	EBITDA multiple(4)	5.0 X	5.0 X	5.0 X	Increase
		Liquidation	Liquidation value	75.00%	75.00%	75.00%	Increase
Asset-backed securities	$90,370	Discounted cash flow	Discount rate	2.30%	10.70%	6.18%	Decrease
Commercial mortgage-backed securities	$75,318	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(5)	$2,637,363	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.29%	1.79%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)	$645,193	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.29%	1.71%		Decrease
			Option budget(13)	(1)%	7%		Increase
Receivables from parent and affiliates	$328,001	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,281,244	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.29%	1.79%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(12)	$12,624,585	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.29%	1.73%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(1)%	7%		Increase
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)The spread over the Secured Overnight Financing Rate ("SOFR") swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both September 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended September 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Corporate securities(3)	1,257,603	(17,186)	68,548	(53,603)	0	(57,522)	88	0	(14,610)	1,183,318	(22,654)
Structured securities(4)	1,190,303	3,963	162,145	0	0	(40,938)	0	14,698	(87,100)	1,243,071	4,322
Other assets:
Fixed maturities, trading	222,095	3,848	223,879	0	0	0	0	1	1	449,824	4,280
Equity securities	2,173	(75)	75	0	0	0	0	0	0	2,173	(75)
Other invested assets	50	(50)	0	0	0	0	0	0	0	0	(50)
Short-term investments	795	10	799	(390)	0	(420)	185	0	0	979	10
Cash equivalents	278	0	41	0	0	(15)	(274)	0	0	30	0
Receivables from parent and affiliates	366,535	(424)	11,993	(1,285)	0	(115,384)	0	0	0	261,435	(424)
Reinsurance recoverables and deposit receivables(5)	722,068	(38,431)	70,017	0	0	0	0	0	0	753,654	(186,921)
Separate account assets	13,322	307	3,303	(168)	0	(28)	0	0	0	16,736	307
Liabilities:
Policyholders' account balances(5)	(15,113,285)	(2,281,516)	0	0	(383,704)	0	0	0	0	(17,778,505)	161,641
Other liabilities	(14,303)	14,303	0	0	0	0	0	0	0	0	14,303
Notes issued by consolidated variable interest entities	0	0	0	0	(17,538)	0	0	0	0	(17,538)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(22,269)	$0	$0	$8,544	$502	$(26,531)	$0	$0	$8,199
Other assets:
Fixed maturities, trading	0	4,279	0	0	(431)	0	4,280	0	0
Equity securities	0	(75)	0	0	0	0	(75)	0	0
Other invested assets	(50)	0	0	0	0	(50)	0	0	0
Short-term investments	10	0	0	0	0	10	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Receivables from parent and affiliates	(1)	0	0	(422)	(1)	0	0	0	(424)
Reinsurance recoverables and deposit receivables	(38,431)	0	0	0	0	(186,921)	0	0	0
Separate account assets	0	0	307	0	0	0	0	307	0
Liabilities:
Policyholders' account balances	(2,281,516)	0	0	0	0	161,641	0	0	0
Other liabilities	14,303	0	0	0	0	14,303	0	0	0
Notes issued by consolidated variable interest entities	0	0	0	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$648	$(8)	$0	$0	$0	$(640)	$0	$0	$0	$0	$0
Corporate securities(3)	1,199,607	4,010	805,335	(612,971)	0	(227,318)	(4,347)	33,612	(14,610)	1,183,318	(3,778)
Structured securities(4)	699,892	5,101	636,679	(38,215)	0	(129,781)	(28,544)	283,514	(185,575)	1,243,071	6,230
Other assets:
Fixed maturities, trading	66,285	22,407	433,650	0	0	(26,130)	28,544	2,002	(76,934)	449,824	25,598
Equity securities	20,515	(316)	2,248	0	0	0	0	0	(20,274)	2,173	(316)
Other invested assets	143	(143)	0	0	0	0	0	0	0	0	(143)
Short-term investments	105,540	(222)	3,628	(103,914)	0	(2,840)	(1,213)	0	0	979	(320)
Cash equivalents	33	(50)	593	0	0	(239)	(307)	0	0	30	(80)
Receivables from parent and affiliates	351,390	(1,252)	72,696	(14,057)	0	(135,111)	5,867	0	(18,098)	261,435	1,189
Reinsurance recoverables and deposit receivables(5)	645,193	(27,828)	136,289	0	0	0	0	0	0	753,654	(285,247)
Separate account assets	10,547	580	6,447	(770)	0	(68)	0	0	0	16,736	580
Liabilities:
Policyholders' account balances(5)	(12,624,585)	(3,925,518)	0	0	(1,228,402)	0	0	0	0	(17,778,505)	294,335
Other liabilities	(31)	31	0	0	0	0	0	0	0	0	31
Notes issued by consolidated variable interest entities	0	0	0	0	(17,538)	0	0	0	0	(17,538)	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(29,724)	$0	$0	$39,671	$(844)	$(34,774)	$0	$0	$37,226
Other assets:
Fixed maturities, trading	0	22,986	0	0	(579)	0	25,598	0	0
Equity securities	0	(316)	0	0	0	0	(316)	0	0
Other invested assets	(143)	0	0	0	0	(143)	0	0	0
Short-term investments	163	0	0	(385)	0	31	0	0	(351)
Cash equivalents	(50)	0	0	0	0	(80)	0	0	0
Receivables from parent and affiliates	(2,248)	0	0	999	(3)	0	0	0	1,189
Reinsurance recoverables and deposit receivables	(27,828)	0	0	0	0	(285,247)	0	0	0
Separate account assets	0	0	580	0	0	0	0	580	0
Liabilities:
Policyholders' account balances	(3,925,518)	0	0	0	0	294,335	0	0	0
Other liabilities	31	0	0	0	0	31	0	0	0
Notes issued by consolidated variable interest entities	0	0	0	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$664	$(7)	$0	$0	$0	$0	$0	$0	$0	$657	$(9)
Corporate securities(3)	1,005,175	(4,778)	540,137	(223,172)	0	(28,144)	12	31,385	0	1,320,615	(1,374)
Structured securities(4)	668,035	6,232	40,941	0	0	(20,113)	0	0	(3,999)	691,096	6,710
Other assets:
Fixed maturities, trading	240,820	158	7,252	0	0	0	0	18,842	(214,209)	52,863	184
Equity securities	28,330	910	0	0	0	0	0	0	0	29,240	910
Other invested assets	763	31	0	0	0	0	0	0	0	794	31
Short-term investments	2,674	(41)	102,151	0	0	(62)	476	0	0	105,198	(41)
Cash equivalents	605	0	2	0	0	0	(489)	0	0	118	0
Receivables from parent and affiliates	181,319	19	157,703	0	0	0	0	0	0	339,041	19
Reinsurance recoverables and deposit receivables(5)(8)(9)	309,681	(3,467)	93,275	0	0	0	93,230	0	0	492,719	(56,106)
Separate account assets	9,799	230	820	(732)	0	0	0	0	0	10,117	231
Liabilities:
Policyholders' account balances(5)	(10,083,258)	(1,098,107)	0	0	(718,242)	0	44,999	0	0	(11,854,608)	269,505
Other liabilities	(207)	(486)	0	0	0	0	0	0	0	(693)	(486)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(15,515)	$0	$0	$17,745	$(783)	$(12,047)	$0	$0	$17,374
Other assets:
Fixed maturities, trading	0	183	0	0	(25)	0	184	0	0
Equity securities	0	910	0	0	0	0	910	0	0
Other invested assets	31	0	0	0	0	31	0	0	0
Short-term investments	(41)	0	0	0	0	(41)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Receivables from parent and affiliates	0	0	0	19	0	0	0	0	19
Reinsurance recoverables and deposit receivables(8)(9)	(3,467)	0	0	0	0	(56,106)	0	0	0
Separate account assets	0	0	230	0	0	0	0	231	0
Liabilities:
Policyholders' account balances	(1,098,107)	0	0	0	0	269,505	0	0	0
Other liabilities	(486)	0	0	0	0	(486)	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(25)	$0	$0	$0	$0	$0	$0	$0	$657	$(32)
Corporate securities(3)	1,014,343	(21,696)	868,927	(353,874)	0	(153,944)	(65,468)	32,327	0	1,320,615	(18,051)
Structured securities(4)	177,237	5,839	562,469	0	0	(73,308)	65,480	34,578	(81,199)	691,096	6,810
Other assets:
Fixed maturities, trading	34,048	(740)	232,379	0	0	(2,261)	0	18,842	(229,405)	52,863	(706)
Equity securities	28,709	258	273	0	0	0	0	0	0	29,240	258
Other invested assets	1	793	0	0	0	0	0	0	0	794	793
Short-term investments	1,759	(37)	104,457	(8)	0	(1,449)	476	0	0	105,198	(49)
Cash equivalents	0	0	607	0	0	0	(489)	0	0	118	0
Receivables from parent and affiliates	0	19	390,221	(51,199)	0	0	0	0	0	339,041	19
Reinsurance recoverables and deposit receivables(5) (8)(9)	192,642	(49,813)	256,660	0	0	0	93,230	0	0	492,719	(170,068)
Separate account assets	5,985	531	5,258	(1,990)	0	(125)	0	458	0	10,117	533
Liabilities:
Policyholders' account balances(5)(9)	(7,697,627)	(2,379,592)	0	0	(1,824,318)	0	46,929	0	0	(11,854,608)	1,108,381
Other liabilities	0	(693)	0	0	0	0	0	0	0	(693)	(693)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(19,778)	$0	$0	$3,157	$739	$(12,822)	$0	$0	$1,549
Other assets:
Fixed maturities, trading	0	(715)	0	0	(25)	0	(706)	0	0
Equity securities	0	258	0	0	0	0	258	0	0
Other invested assets	793	0	0	0	0	793	0	0	0
Short-term investments	(49)	0	0	0	12	(49)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Receivables from parent and affiliates	0	0	0	19	0	0	0	0	19
Reinsurance recoverables and deposit receivables(8)(9)	(49,813)	0	0	0	0	(170,068)	0	0	0
Separate account assets	0	0	531	0	0	0	0	533	0
Liabilities:
Policyholders' account balances(9)	(2,379,592)	0	0	0	0	1,108,381	0	0	0
Other liabilities	(693)	0	0	0	0	(693)	0	0	0
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
(4)Includes asset-backed, commercial mortgage-backed, and residential mortgage-backed securities.
(5)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables and deposit receivables are presented net in the rollforward.
(6)Excludes MRB assets of $2,585 million and $2,499 million and MRB liabilities of $4,618 million and $4,915 million for the periods ended September 30, 2025 and 2024, respectively. See Note 11 for additional information.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Other income (loss)” for notes issued by consolidated VIEs.

The following table presents information regarding assets and liabilities where the fair value option has been elected.

	September 30, 2025	December 31, 2024
	(in thousands)
Notes issued by consolidated variable interest entities:
Fair value as of period end	$17,538	$0
Aggregate contractual principal as of period end	$17,538	$0

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

	September 30, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$9,696,602	$9,696,602	$9,702,695
Policy loans	0	0	1,625,194	1,625,194	1,625,194
Short-term investments	44,600	0	0	44,600	44,600
Cash and cash equivalents	262,626	0	0	262,626	262,626
Accrued investment income	0	563,184	0	563,184	563,184
Reinsurance recoverables and deposit receivables	0	0	3,731,605	3,731,605	3,732,816
Receivables from parent and affiliates	0	158,073	0	158,073	158,073
Other assets	0	253,078	0	253,078	253,078
Total assets	$307,226	$974,335	$15,053,401	$16,334,962	$16,342,266
Liabilities:
Policyholders’ account balances - investment contracts	$0	$768,550	$13,278,649	$14,047,199	$14,058,318
Cash collateral for loaned securities	0	123,845	0	123,845	123,845
Reinsurance and funds withheld payables	0	2,624,733	0	2,624,733	2,624,733
Payables to parent and affiliates	0	24,124	0	24,124	24,124
Other liabilities	0	740,680	30,794	771,474	771,475
Total liabilities	$0	$4,281,932	$13,309,443	$17,591,375	$17,602,495

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$7,534,909	$7,534,909	$7,759,323
Policy loans	0	0	1,541,480	1,541,480	1,541,480
Short-term investments	21,101	0	0	21,101	21,101
Cash and cash equivalents	474,415	0	0	474,415	474,415
Accrued investment income	0	466,394	0	466,394	466,394
Reinsurance recoverables and deposit receivables	0	0	2,355,489	2,355,489	2,357,292
Receivables from parent and affiliates	0	157,566	0	157,566	157,566
Other assets	0	203,493	0	203,493	203,493
Total assets	$495,516	$827,453	$11,431,878	$12,754,847	$12,981,064
Liabilities:
Policyholders’ account balances - investment contracts	$0	$815,520	$9,995,841	$10,811,361	$10,826,931
Cash collateral for loaned securities	0	121,372	0	121,372	121,372
Reinsurance and funds withheld payables	0	2,602,140	0	2,602,140	2,602,140
Payables to parent and affiliates	0	38,571	0	38,571	38,571
Other liabilities	0	849,278	31,606	880,884	880,884
Total liabilities	$0	$4,426,881	$10,027,447	$14,454,328	$14,469,898
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7.    DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs ("DAC")

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Nine Months Ended September 30, 2025
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$371,642	$3,373,201	$614,068	$3,448,149	$7,807,060
Capitalization	136,755	297,469	137,908	520,168	1,092,300
Amortization expense	(43,140)	(299,028)	(34,563)	(113,118)	(489,849)
Other	(1,235)	16,937	(297)	3,001	18,406
Balance, end of period	$464,022	$3,388,579	$717,116	$3,858,200	$8,427,917

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$197,937	$3,298,935	$743,888	$2,903,976	$7,144,736
Capitalization(1)	174,397	308,269	138,395	488,301	1,109,362
Amortization expense(1)	(29,806)	(263,194)	(52,564)	(104,038)	(449,602)
Other(2)	0	0	(97)	(18,339)	(18,436)
Balance, end of period	$342,528	$3,344,010	$829,622	$3,269,900	$7,786,060
(1)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(2)Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 12 for additional information.

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Nine Months Ended September 30, 2025
	Variable Annuities	Term Life	Variable/Universal Life	Total
	(in thousands)
Balance, beginning of period	$164,238	$396,684	$969,472	$1,530,394
Amortization expense	(22,404)	(27,805)	(28,372)	(78,581)
Other	4	0	0	4
Balance, end of period	$141,838	$368,879	$941,100	$1,451,817

	Nine Months Ended September 30, 2024
	Variable Annuities	Term Life	Variable/ Universal Life	Total
	(in thousands)
Balance, beginning of period	$194,110	$61,003	$0	$255,113
Amortization expense	(22,230)	(5,728)	0	(27,958)
Other	10	0	0	10
Balance, end of period	$171,890	$55,275	$0	$227,165

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Nine Months Ended September 30, 2025
	Fixed Annuities	Variable Annuities	Variable / Universal Life	International	Total
	(in thousands)
Balance, beginning of period	$37,548	$241,628	$3,039,609	$0	$3,318,785
Amortization	(7,260)	(14,595)	(101,539)	(544)	(123,938)
Other(1)	159	76	0	13,698	13,933
Foreign currency adjustment(1)	0	0	0	283	283
Balance, end of period	$30,447	$227,109	$2,938,070	$13,437	$3,209,063
(1)Includes the impact of the International reinsurance transaction with The Prudential Life Insurance Company, Ltd. ("Prudential of Japan"), including $14 million of DRG. See Note 12 for additional information.

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	International	Total
	(in thousands)
Balance, beginning of period	$48,073	$261,721	$1,363,496	$0	$1,673,290
Amortization	(8,109)	(15,237)	(86,695)	0	(110,041)
Other(1)	118	98	1,092,199	0	1,092,415
Balance, end of period	$40,082	$246,582	$2,369,000	$0	$2,655,664
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

Deferred Sales Inducements ("DSI")

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Balance, beginning of period	$322,351	$351,424
Capitalization	3,194	1,753
Amortization expense	(22,099)	(22,913)
Other	388	0
Balance, end of period	$303,834	$330,264

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

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within “Future policy benefits” or “Market risk benefit liabilities” (or “assets”, if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses)”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,350	$15,548
Obligations of U.S. states and their political subdivisions authorities	117	115
U.S. corporate securities	51,055	24,458
Foreign corporate securities	3,443	3,158
Asset-backed securities	791	1,099
Mortgage-backed securities	157	82
Mutual funds:
Equity	75,160,096	73,226,610
Fixed Income	31,544,612	33,828,097
Other	5,319,636	4,431,975
Equity securities	243,874	126,792
Other invested assets	7,520,085	6,444,077
Short-term investments	3,750	2,559
Cash and cash equivalents	33,173	38,686
Total	$119,905,139	$118,143,256

For the nine months ended September 30, 2025 and year ended December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Nine Months Ended September 30, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$85,183,055	$32,960,201	$118,143,256
Deposits	419,214	2,884,077	3,303,291
Investment performance	8,197,009	3,916,767	12,113,776
Policy charges	(1,491,030)	(750,722)	(2,241,752)
Surrenders and withdrawals	(10,396,366)	(451,146)	(10,847,512)
Benefit payments	(62,086)	(280,999)	(343,085)
Net transfers (to) from general account	(8,997)	(332,595)	(341,592)
Other	4,775	113,982	118,757
Balance, end of period	$81,845,574	$38,059,565	$119,905,139

Cash surrender value(1)	$81,151,328	$34,463,457	$115,614,785

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	423,070	2,430,129	2,853,199
Investment performance	9,876,434	4,267,066	14,143,500
Policy charges	(1,674,326)	(680,530)	(2,354,856)
Surrenders and withdrawals	(10,135,635)	(363,848)	(10,499,483)
Benefit payments	(49,810)	(203,852)	(253,662)
Net transfers (to) from general account	(48,394)	(275,312)	(323,706)
Other	5,642	19,976	25,618
Balance, end of period	$90,780,102	$31,998,993	$122,779,095

Cash surrender value(1)	$89,812,490	$28,717,582	$118,530,072
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

	Nine Months Ended September 30, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,414,702	$0	$10,414,702
Effect of cumulative changes in discount rate assumptions, beginning of period	567,443	0	567,443
Balance at original discount rate, beginning of period	10,982,145	0	10,982,145
Effect of assumption update	(207,935)	0	(207,935)
Effect of actual variances from expected experience and other activity	(82,734)	(103)	(82,837)
Adjusted balance, beginning of period	10,691,476	(103)	10,691,373
Issuances	600,543	33,584	634,127
Net premiums / considerations collected	(999,857)	(33,481)	(1,033,338)
Interest accrual	384,453	0	384,453
Other adjustments	41,149	0	41,149
Balance at original discount rate, end of period	10,717,764	0	10,717,764
Effect of cumulative changes in discount rate assumptions, end of period	(242,687)	0	(242,687)
Balance, end of period	$10,475,077	$0	$10,475,077

	Nine Months Ended September 30, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,689,399	$238,086	$17,927,485
Effect of cumulative changes in discount rate assumptions, beginning of period	1,091,673	19,442	1,111,115
Balance at original discount rate, beginning of period	18,781,072	257,528	19,038,600
Effect of assumption update	(332,969)	0	(332,969)
Effect of actual variances from expected experience and other activity	(84,768)	3,276	(81,492)
Adjusted balance, beginning of period	18,363,335	260,804	18,624,139
Issuances	600,543	37,384	637,927
Interest accrual	672,719	7,829	680,548
Benefit payments	(1,092,614)	(25,922)	(1,118,536)
Other adjustments	40,027	(171)	39,856
Balance at original discount rate, end of period	18,584,010	279,924	18,863,934
Effect of cumulative changes in discount rate assumptions, end of period	(496,333)	(8,031)	(504,364)
Balance, end of period	$18,087,677	$271,893	18,359,570
Other, end of period			1,474
Total balance, end of period			$18,361,044

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,612,600	$271,893	$7,884,493
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,612,644	271,893	7,884,537
Less: Reinsurance recoverables	6,883,224	21,717	6,904,941
Balance after reinsurance recoverables, end of period, post-flooring	$729,420	$250,176	$979,596

	Nine Months Ended September 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of assumption update	21,466	0	21,466
Effect of actual variances from expected experience and other activity	(198,894)	201	(198,693)
Adjusted balance, beginning of period	10,976,116	201	10,976,317
Issuances	608,144	25,850	633,994
Net premiums / considerations collected	(992,948)	(26,051)	(1,018,999)
Interest accrual	383,336	0	383,336
Other adjustments	7,091	0	7,091
Balance at original discount rate, end of period	10,981,739	0	10,981,739
Effect of cumulative changes in discount rate assumptions, end of period	(111,296)	0	(111,296)
Balance, end of period	$10,870,443	$0	$10,870,443

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$18,426,207	$228,788	$18,654,995
Effect of cumulative changes in discount rate assumptions, beginning of period	331,571	19,521	351,092
Balance at original discount rate, beginning of period	18,757,778	248,309	19,006,087
Effect of assumption update	21,480	(3,643)	17,837
Effect of actual variances from expected experience and other activity	(245,193)	391	(244,802)
Adjusted balance, beginning of period	18,534,065	245,057	18,779,122
Issuances	608,144	25,850	633,994
Interest accrual	668,751	6,752	675,503
Benefit payments	(1,062,328)	(23,877)	(1,086,205)
Other adjustments	10,421	(149)	10,272
Balance at original discount rate, end of period	18,759,053	253,633	19,012,686
Effect of cumulative changes in discount rate assumptions, end of period	(159,410)	(14,751)	(174,161)
Balance, end of period	$18,599,643	$238,882	18,838,525
Other, end of period			1,610
Total balance, end of period			$18,840,135

	Nine Months Ended September 30, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,729,200	$238,882	$7,968,082
Flooring impact, end of period	44	0	44
Balance, end of period, post-flooring	7,729,244	238,882	7,968,126
Less: Reinsurance recoverables	6,910,121	20,461	6,930,582
Balance after reinsurance recoverables, end of period, post-flooring	$819,123	$218,421	$1,037,544
The following tables provide supplemental information related to the balances of and changes in benefit reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Nine Months Ended September 30, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$22,011,057	$0
Discounted expected future gross premiums (at original discount rate)	$14,901,235	$0
Discounted expected future gross premiums (at current discount rate)	$14,612,031	$0
Undiscounted expected future benefits and expenses	$28,900,904	$375,454
Weighted-average duration of the liability in years (at original discount rate)	9	6
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.11%	4.15%
Weighted-average interest rate (at current discount rate)	5.19%	5.07%

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,790,252	$0
Discounted expected future gross premiums (at original discount rate)	$14,899,016	$0
Discounted expected future gross premiums (at current discount rate)	$14,780,675	$0
Undiscounted expected future benefits and expenses	$29,134,537	$341,000
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.13%	3.90%
Weighted-average interest rate (at current discount rate)	4.91%	4.82%
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

In the first nine months of 2025, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In the first nine months of 2024, there was a $29 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $28 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Nine Months Ended September 30,
	2025	2024
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$22,939	$14,818
Effect of assumption update	0	2,110
Effect of actual variances from expected experience and other activity	(1,886)	465
Adjusted balance, beginning of period	21,053	17,393
Profits deferred	3,429	3,786
Interest accrual	725	505
Amortization	(2,189)	(1,689)
Other adjustments	(8)	(16)
Balance, end of period, post-flooring	23,010	19,979
Less: Reinsurance recoverables	2,274	1,504
Balance after reinsurance recoverables, end of period	$20,736	$18,475

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

The following table shows a rollforward of AIR balances for variable and universal life and fixed annuities products for the periods indicated, along with a reconciliation to the Company's total AIR balance:

	Nine Months Ended September 30, 2025
	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$16,351,053	$0	$16,351,053
Flooring impact and amounts in AOCI	617,186	0	617,186
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	16,968,239	0	16,968,239
Effect of assumption update	(41,977)	0	(41,977)
Effect of actual variances from expected experience and other activity	173,587	62,992	236,579
Adjusted balance, beginning of period	17,099,849	62,992	17,162,841
Assessments collected(1)	846,682	43,033	889,715
Interest accrual	438,236	1,330	439,566
Benefits paid	(294,911)	0	(294,911)
Balance, excluding amounts in AOCI, end of period, pre-flooring	18,089,856	107,355	18,197,211
Flooring impact and amounts in AOCI	(407,664)	(7,264)	(414,928)
Balance, including amounts in AOCI, end of period, post-flooring	17,682,192	100,091	17,782,283
Less: Reinsurance recoverables	17,442,639	0	17,442,639
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$239,553	$100,091	339,644
Other			6,905
Total balance after reinsurance recoverables			$346,549

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,793	$0	$14,280,793
Flooring impact and amounts in AOCI	831,583	0	831,583
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,376	0	15,112,376
Effect of assumption update	154,058	0	154,058
Effect of actual variances from expected experience and other activity	326,790	0	326,790
Adjusted balance, beginning of period	15,593,224	0	15,593,224
Assessments collected(1)	843,853	0	843,853
Interest accrual	397,904	0	397,904
Benefits paid	(258,579)	0	(258,579)
Balance, excluding amounts in AOCI, end of period, pre-flooring	16,576,402	0	16,576,402
Flooring impact and amounts in AOCI	(343,625)	0	(343,625)
Balance, including amounts in AOCI, end of period, post-flooring	16,232,777	0	16,232,777
Less: Reinsurance recoverables	16,005,948	0	16,005,948
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$226,829	$0	226,829
Other			0
Total balance after reinsurance recoverables			$226,829
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30, 2025
	Variable and Universal Life	Fixed Annuities
Weighted-average duration of the liability in years (at original discount rate)	21	22
Weighted-average interest rate (at original discount rate)	3.34%	2.73%

	Nine Months Ended September 30, 2024
	Variable and Universal Life	Fixed Annuities
Weighted-average duration of the liability in years (at original discount rate)	22	N/A
Weighted-average interest rate (at original discount rate)	3.39%	N/A

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, benefit reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for future policy benefits as reported on the Company's Unaudited Interim Consolidated Statements of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Benefit reserves, end of period, post-flooring	$7,884,537	$7,968,126
Deferred profit liability, end of period, post-flooring	23,010	19,979
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	17,782,283	16,232,777
Subtotal of amounts disclosed above	25,689,830	24,220,882
Other Future policy benefits reserves(1)	1,107,667	1,032,177
Total Future policy benefits	$26,797,497	$25,253,059
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to benefit reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Nine Months Ended September 30, 2025
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,376,032	$0	$37,160	$1,413,192
Deferred profit liability	0	0	(71)	(71)
Additional insurance reserves	0	1,136,423	40,696	1,177,119
Total	$1,376,032	$1,136,423	$77,785	$2,590,240

	Nine Months Ended September 30, 2024
	Revenues(1)
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,352,988	$0	$30,007	$1,382,995
Deferred profit liability	0	0	(5,161)	(5,161)
Additional insurance reserves	0	1,349,352	0	1,349,352
Total	$1,352,988	$1,349,352	$24,846	$2,727,186
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$288,265	$0	$7,829	$296,094
Deferred profit liability	0	0	725	725
Additional insurance reserves	0	438,236	1,331	439,567
Total	$288,265	$438,236	$9,885	$736,386

	Nine Months Ended September 30, 2024
	Interest Expense
	Term Life	Variable/ Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$285,415	$0	$6,752	$292,167
Deferred profit liability	0	0	505	505
Additional insurance reserves	0	397,904	0	397,904
Total	$285,415	$397,904	$7,257	$690,576

10. POLICYHOLDERS' ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2025
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$11,197,337	$33,217,331	$20,691,139	$65,105,807
Deposits	4,057,964	5,582,233	1,736,350	11,376,547
Interest credited	275,067	513,687	256,251	1,045,005
Policy charges	(37,914)	(54,154)	(1,381,473)	(1,473,541)
Surrenders and withdrawals	(658,623)	(788,183)	(716,695)	(2,163,501)
Benefit payments	(85,274)	(16,527)	(99,155)	(200,956)
Net transfers (to) from separate account	0	8,997	332,595	341,592
Change in market value and other adjustments(1)	184,070	2,883,756	561,302	3,629,128
Balance, end of period	$14,932,627	$41,347,140	$21,380,314	77,660,081
Unearned revenue reserve				4,900,569
Other				109,765
Total Policyholders' account balance				$82,670,415

Weighted-average crediting rate	2.81%	1.84%	1.62%	1.95%
Net amount at risk(2)	$1	$0	$361,086,097	$361,086,098
Cash surrender value(3)	$13,499,825	$39,974,409	$19,820,658	$73,294,892

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,810,665	$20,167,713	$49,142,691
Deposits	4,149,820	5,900,477	1,592,896	11,643,193
Interest credited(4)	150,642	365,807	426,382	942,831
Policy charges	(4,168)	(21,369)	(1,369,727)	(1,395,264)
Surrenders and withdrawals	(409,573)	(558,335)	(595,740)	(1,563,648)
Benefit payments	(42,344)	(21,840)	(50,251)	(114,435)
Net transfers (to) from separate account	0	48,394	275,312	323,706
Change in market value and other adjustments(1)(4)	218,164	1,967,187	139,231	2,324,582
Balance, end of period	$10,226,854	$30,490,986	$20,585,816	61,303,656
Unearned revenue reserve				4,248,795
Other				106,109
Total Policyholders' account balance				$65,658,560

Weighted-average crediting rate(4)	2.45%	1.83%	2.79%	2.28%
Net amount at risk(2)	$16	$0	$336,737,789	$336,737,805
Cash surrender value(3)	$9,070,551	$29,028,016	$19,188,896	$57,287,463
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points ("bps"), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2025
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$1,611	$4,936	$20,965	$1,247,657	$1,275,169
1.00% - 1.99%	387,602	43,815	180,112	49,111	660,640
2.00% - 2.99%	326,532	982,984	545,376	14,825	1,869,717
3.00% - 4.00%	2,880,118	5,541	10,876	2,659	2,899,194
Greater than 4.00%	0	0	0	0	0
Total	$3,595,863	$1,037,276	$757,329	$1,314,252	$6,704,720
Variable Annuities
Less than 1.00%	$440,854	$167,737	$352,098	$2	$960,691
1.00% - 1.99%	91,879	404,559	625	0	497,063
2.00% - 2.99%	16,125	4,691	3,966	0	24,782
3.00% - 4.00%	741,993	0	0	0	741,993
Greater than 4.00%	1,286	0	0	0	1,286
Total	$1,292,137	$576,987	$356,689	$2	$2,225,815
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$199,934	$199,934
1.00% - 1.99%	361,645	0	1,855,456	1,655,649	3,872,750
2.00% - 2.99%	37,032	1,579,665	2,684,565	403,837	4,705,099
3.00% - 4.00%	3,912,686	1,690,724	1,057,716	0	6,661,126
Greater than 4.00%	2,047,487	0	0	0	2,047,487
Total	$6,358,850	$3,270,389	$5,597,737	$2,259,420	$17,486,396

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate (1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 -150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$282	$2,972	$10,290	$967,347	$980,891
1.00% - 1.99%	441,774	59,029	191,790	74,650	767,243
2.00% - 2.99%	303,925	460,949	559,932	16,511	1,341,317
3.00% - 4.00%	1,375,404	5,996	10,086	3,299	1,394,785
Greater than 4.00%	0	0	0	0	0
Total	$2,121,385	$528,946	$772,098	$1,061,807	$4,484,236
Variable Annuities
Less than 1.00%	$323,585	$622,340	$447,015	$180	$1,393,120
1.00% - 1.99%	153,336	211,058	2,505	0	366,899
2.00% - 2.99%	17,807	3,907	4,181	0	25,895
3.00% - 4.00%	839,084	4,128	1	0	843,213
Greater than 4.00%	2,038	0	0	0	2,038
Total	$1,335,850	$841,433	$453,702	$180	$2,631,165
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$162,543	$162,543
1.00% - 1.99%	261,986	0	1,692,401	1,615,106	3,569,493
2.00% - 2.99%	29,281	1,504,536	2,695,744	377,103	4,606,664
3.00% - 4.00%	3,788,853	2,139,715	1,107,161	0	7,035,729
Greater than 4.00%	2,105,249	0	0	0	2,105,249
Total	$6,185,369	$3,644,251	$5,495,306	$2,154,752	$17,479,678
(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30,
	2025	2024
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$4,415,188	$3,741,426
Unearned revenue	636,336	644,001
Amortization expense	(150,980)	(136,630)
Other adjustments	25	(2)
Balance, end of period	$4,900,569	$4,248,795

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable and fixed annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$2,488,463	$0	$(844,582)	$1,643,881
Effect of cumulative changes in non-performance risk	626,845	0	0	626,845
Balance, beginning of period, before effect of changes in non-performance risk	3,115,308	0	(844,582)	2,270,726
Attributed fees collected	762,702	12,404	(175,886)	599,220
Claims paid	(42,124)	0	4,320	(37,804)
Interest accrual	131,569	2,594	(38,264)	95,899
Actual in force different from expected	51,530	(1,583)	(15,437)	34,510
Effect of changes in interest rates	143,160	(17,412)	18,860	144,608
Effect of changes in equity markets	(987,954)	(12,340)	106,175	(894,119)
Effect of assumption update and other refinements	120,191	151,000	(23,026)	248,165
Issuances	47,991	50,897	(4,815)	94,073
Other adjustments	21,757	11,615	(18,070)	15,302
Effect of changes in current period counterparty non-performance risk	0	0	5,248	5,248
Balance, end of period, before effect of changes in non-performance risk	3,364,130	197,175	(985,477)	2,575,828
Effect of cumulative changes in non-performance risk	(548,805)	6,600	0	(542,205)
Balance, end of period	$2,815,325	$203,775	$(985,477)	$2,033,623

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,707,407	$0	$(917,792)	$2,789,615
Effect of cumulative changes in non-performance risk	1,067,983	0	0	1,067,983
Balance, beginning of period, before effect of changes in non-performance risk	4,775,390	0	(917,792)	3,857,598
Attributed fees collected	830,031	0	(195,952)	634,079
Claims paid	(45,249)	0	4,781	(40,468)
Interest accrual	171,713	0	(42,483)	129,230
Actual in force different from expected	18,607	0	(14,423)	4,184
Effect of changes in interest rates	44,706	0	51,322	96,028
Effect of changes in equity markets	(1,633,684)	0	171,342	(1,462,342)
Effect of assumption update and other refinements(2)	82,619	0	3,984	86,603
Issuances	51,540	0	(3,158)	48,382
Other adjustments(1)(2)	5,553	0	27	5,580
Effect of changes in current period counterparty non-performance risk	0	0	(8,520)	(8,520)
Balance, end of period, before effect of changes in non-performance risk	4,301,226	0	(950,872)	3,350,354
Effect of cumulative changes in non-performance risk	(934,425)	0	0	(934,425)
Balance, end of period	$3,366,801	$0	$(950,872)	$2,415,929
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

The following table presents accompanying information to the rollforward table above.

	September 30, 2025
	Variable Annuities	Fixed Annuities
	($ in thousands)
Net amount at risk(1)	$7,533,650	$486,180
Weighted-average attained age of contractholders	72	66

	September 30, 2024
	Variable Annuities	Fixed Annuities
	($ in thousands)
Net amount at risk(1)	$7,321,371	N/A
Weighted-average attained age of contractholders	71	N/A
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	September 30, 2025
	Variable Annuities	Fixed Annuities	Total
	(in thousands)
Direct and assumed	$1,333,060	$4,708	$1,337,768
Ceded	1,246,942	0	1,246,942
Total market risk benefit assets	$2,580,002	$4,708	$2,584,710

Direct and assumed	$4,148,385	$208,483	$4,356,868
Ceded	261,465	0	261,465
Total market risk benefit liabilities	$4,409,850	$208,483	$4,618,333

Net liability	$1,829,848	$203,775	$2,033,623

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2024
	Variable Annuities	Fixed Annuities	Total
	(in thousands)
Direct and assumed	$1,286,720	$0	$1,286,720
Ceded	1,212,514	0	1,212,514
Total market risk benefit assets	$2,499,234	$0	$2,499,234

Direct and assumed	$4,653,521	$0	$4,653,521
Ceded	261,642	0	261,642
Total market risk benefit liabilities	$4,915,163	$0	$4,915,163

Net liability	$2,415,929	$0	$2,415,929

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$51,591,454	$48,247,817
Policy loans	(1,165,595)	(1,143,726)
Deferred policy acquisition costs	(3,226,142)	(3,319,067)
Deferred sales inducements	(30,803)	(32,573)
Market risk benefit assets	1,247,836	1,145,580
Other assets	1,461,554	1,538,231
Policyholders’ account balances	5,242,963	5,567,661
Future policy benefits	7,870,566	7,443,997
Market risk benefit liabilities	262,237	302,310
Reinsurance and funds withheld payables	9,846,615	8,611,141
Other liabilities	3,183,073	3,282,713

Unaffiliated reinsurance amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Financial Position were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Policy loans	$(50,054)	$(48,644)
Deferred policy acquisition costs	(642,793)	(637,555)
Market risk benefit assets	888,725	804,015
Other assets	1,069,217	1,118,974
Policyholders’ account balances	1,550,755	1,665,998
Future policy benefits	364	160
Market risk benefit liabilities	124,597	151,432
Reinsurance and funds withheld payables	3,769,332	3,360,901
Other liabilities	237,554	257,929

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables and deposit receivables by counterparty were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
PAR U	$11,551,748	$11,426,975
Prudential Insurance	8,606,854	7,507,414
PURE	8,117,172	7,951,965
PARCC	7,095,158	7,049,164
Lotus Re	3,242,925	2,130,095
Prudential of Japan	12,267	0
Unaffiliated(1)	12,965,330	12,182,204
Total reinsurance recoverables and deposit receivables	$51,591,454	$48,247,817
(1)Includes balances with Wilton Re, Fortitude Life Insurance & Annuity Company (“FLIAC”), Somerset Re and other counterparties. See below for further information on significant third-party reinsurance arrangements.
Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Premiums:
Direct	$473,746	$462,391	$1,412,099	$1,384,477
Assumed	18,511	29	44,533	92
Ceded	(349,110)	(365,331)	(1,051,299)	(1,100,377)
Net premiums	$143,147	$97,089	$405,333	$284,192
Policy charges and fee income:
Direct	$812,539	$808,852	$2,392,621	$2,365,340
Assumed	197,209	220,781	557,860	719,389
Ceded	(607,855)	(620,866)	(1,679,626)	622,077
Net policy charges and fee income	$401,893	$408,767	$1,270,855	$3,706,806
Net investment income:
Direct	$852,298	$651,762	$2,376,020	$1,763,262
Assumed	328	333	967	996
Ceded	(13,232)	(13,403)	(39,544)	(40,253)
Net investment income(1)	$839,394	$638,692	$2,337,443	$1,724,005
Asset administration fees:
Direct	$80,153	$83,659	$235,386	$246,123
Ceded	(28,230)	(27,231)	(81,416)	(77,950)
Net asset administration fees	$51,923	$56,428	$153,970	$168,173
Other income (loss):
Direct	$179,919	$332,233	$469,525	$461,980
Assumed	(20)	(75)	311	274
Ceded(2)	73,460	56,618	200,010	282,635
Net other income (loss)(1)	$253,359	$388,776	$669,846	$744,889

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Realized investment gains (losses), net:
Direct(2)	$(248,294)	$(552,741)	$(1,100,639)	$232,461
Assumed	734	14,552	32,085	77,736
Ceded(2)	(100,309)	(113,329)	(205,053)	(159,772)
Realized investment gains (losses), net(1)	$(347,869)	$(651,518)	$(1,273,607)	$150,425
Change in value of market risk benefits, net of related hedging gains (losses):
Direct(2)	$208,315	$(214,414)	$(454,586)	$(188,598)
Assumed(2)	1,551	(245)	1,442	2,277
Ceded	(93,688)	39,258	(42,918)	(167,267)
Net change in value of market risk benefits, net of related hedging gains (losses)	$116,178	$(175,401)	$(496,062)	$(353,588)
Policyholders’ benefits (including change in reserves):
Direct	$1,094,549	$855,117	$3,158,486	$2,765,937
Assumed	264,954	242,113	828,116	775,334
Ceded	(1,194,533)	(966,549)	(3,378,988)	831,697
Net policyholders’ benefits (including change in reserves)(1)	$164,970	$130,681	$607,614	$4,372,968
Change in estimates of liability for future policy benefits:
Direct	$49,720	$142,204	$(75,824)	$354,660
Assumed	8,022	17,025	(14,354)	81,893
Ceded	(44,062)	(156,795)	2,970	(452,298)
Net change in estimates of liability for future policy benefits	$13,680	$2,434	$(87,208)	$(15,745)
Interest credited to policyholders’ account balances:
Direct(2)	$444,614	$332,064	$1,054,666	$941,448
Assumed	31,389	35,476	99,175	117,968
Ceded	(110,747)	(111,380)	(326,246)	(318,682)
Net interest credited to policyholders’ account balances	$365,256	$256,160	$827,595	$740,734
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(2)	$(92,403)	$(115,073)	$(288,056)	$(623,863)
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Premiums:
Assumed	$26	$29	$80	$89
Ceded	(36,841)	(27,821)	(106,749)	(79,800)

Policy charges and fee income:
Assumed	393	429	1,052	1,057
Ceded	(78,663)	(45,692)	(886,426)	(132,662)

Net investment income(1):
Ceded	(371)	0	(1,233)	0

Asset administration fees:
Ceded	(6,281)	(7,151)	(18,925)	(21,474)

Other income (loss)(1):
Assumed	(210)	(75)	(233)	378
Ceded(2)	39,086	28,806	117,708	81,551

Realized investment gains (losses), net(1):
Assumed	734	14,552	32,085	77,736
Ceded(2)	(72,741)	(100,167)	(143,328)	(120,807)

Change in value of market risk benefits, net of related hedging gains (losses):
Assumed(2)	1,551	(245)	1,442	2,277
Ceded	(48,624)	5,318	1,722	(58,229)

Policyholders’ benefits (including change in reserves)(1):
Assumed	76	(145)	310	216
Ceded	(164,226)	(51,927)	(1,016,520)	(262,998)

Change in estimates of liability for future policy benefits:
Ceded	(16,543)	673	(33,782)	92,575

Interest credited to policyholders’ account balances:
Assumed	5,351	6,772	19,899	31,888
Ceded	(25,219)	1	(74,513)	0
(1)Amounts include reinsurance agreements using the deposit method of accounting.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
The gross and net amounts of life insurance face amount in force were as follows:

	September 30, 2025	September 30, 2024
	(in thousands)
Direct gross life insurance face amount in force	$1,222,188,478	$1,159,660,533
Assumed gross life insurance face amount in force	39,712,615	34,827,770
Reinsurance ceded	(1,096,858,224)	(1,049,978,067)
Net life insurance face amount in force	$165,042,869	$144,510,236

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

Effective October 1, 2025, Prudential Insurance will be novating several unaffiliated YRT treaties to Pruco Life. To effectuate the novation of YRT treaties, Pruco Life will be recapturing certain YRT treaties it has ceded to Prudential Insurance, including those related to reinsurance transactions effective January 2024 and October 2024 with Somerset Re and Wilton Re, respectively. The deferred reinsurance gains associated with those transactions will be recognized immediately.

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

Effective December 15, 2024, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with certain fixed rated annuities and fixed indexed annuities contracts issued on or after the effective date of the agreement on a coinsurance basis. The deposit receivables were $1,178 million and $52 million as of September 30, 2025 and December 31, 2024, respectively.
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
FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial sold in April 2022, and now known as FLIAC, under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, “Reinsurance recoverables and deposit receivables” includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. Reinsurance recoverables and deposit receivables was $1,375 million and $1,395 million as of September 30, 2025 and December 31, 2024, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $2,501 million and $2,582 million at September 30, 2025 and December 31, 2024, respectively. The funds withheld payables totaled $2,612 million and $2,434 million at September 30, 2025 and December 31, 2024, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of September 30, 2025, $1.7 billion of HDI v.3.0 account values are reinsured to Union Hamilton.
Wilton Re
Effective October 1, 2024, the Company entered into a reinsurance agreement with Wilton Re to coinsure a closed block of GUL policies. Reinsurance recoverables was $7,815 million and $7,478 million as of September 30, 2025 and December 31, 2024, respectively.
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

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $39.4 million, or 10.75% of income (loss) from operations before income taxes and equity in earnings of operating joint venture, in the first nine months of 2025, compared to $19.3 million, or 6.69%, in the first nine months of 2024. The Company's current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

14.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2024	$(21,941)	$(1,192,702)	$117,558	$495,208	$(601,877)
Change in OCI before reclassifications	3,392	936,698	(51,770)	(84,639)	803,681
Amounts reclassified from AOCI	0	78,511	0	0	78,511
Income tax benefit (expense)	(1,285)	(213,034)	10,871	17,774	(185,674)
Balance, September 30, 2025	$(19,834)	$(390,527)	$76,659	$428,343	$94,641

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(18,085)	$(927,778)	$71,195	$843,707	$(30,961)
Change in OCI before reclassifications(2)	1,578	620,926	(21,655)	(133,558)	467,291
Amounts reclassified from AOCI(2)	0	37,481	0	0	37,481
Income tax benefit (expense)(2)	(228)	(138,052)	4,557	28,046	(105,677)
Balance, September 30, 2024	$(16,735)	$(407,423)	$54,097	$738,195	$368,134
(1)Includes cash flow hedges of $(131) million and $111 million as of September 30, 2025 and December 31, 2024, respectively, and $2 million and $12 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$17,418	$(19,880)	$(33,306)	$15,856
Net unrealized investment gains (losses) on available-for-sale securities(4)	(29,083)	(37,869)	(45,205)	(53,337)
Total net unrealized investment gains (losses)(5)	(11,665)	(57,749)	(78,511)	(37,481)
Total reclassifications for the period	$(11,665)	$(57,749)	$(78,511)	$(37,481)
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 5 for additional information on cash flow hedges.
(4)Amounts reflect revision to prior period Financial Statements. See Note 17 for additional information.
(5)See table below for additional information on unrealized investment gains (losses), including the impact on future policy benefits, policyholders’ account balances.

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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2024	$893	$(1,847,178)	$(583,709)	$920,455	$316,837	$(1,192,702)
Net investment gains (losses) on investments arising during the period	421	1,083,148	0	0	(227,402)	856,167
Reclassification adjustment for (gains) losses included in net income	(3,239)	81,750	0	0	(16,477)	62,034
Reclassification due to allowance for credit losses recorded during the period	363	(363)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	275,496	(422,367)	30,845	(116,026)
Balance, September 30, 2025	$(1,562)	$(682,643)	$(308,213)	$498,088	$103,803	$(390,527)
(1)Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables and deposit receivables and DRL.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.2 million for both the three months ended September 30, 2025 and 2024, and $0.8 million for both the nine months ended September 30, 2025 and 2024. The expense charged to the Company for the deferred compensation program was $1.0 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $4.4 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $4 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $11 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $5 million and $4 million for the three months ended September 30, 2025 and 2024, respectively, and $14 million and $13 million for the nine months ended September 30, 2025 and 2024, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $3 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $7 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $126 million for the three months ended September 30, 2025 and $355 million for the nine months ended September 30, 2025.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $180 million and $208 million for the three months ended September 30, 2025 and 2024, respectively, and $566 million and $597 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $20 million and $30 million for the three months ended September 30, 2025 and 2024, respectively, and $69 million and $98 million for the nine months ended September 30, 2025 and 2024, respectively.

Corporate-Owned Life Insurance

The Company has sold five Corporate-Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $5,033 million and $4,657 million at September 30, 2025 and December 31, 2024, respectively. Fees related to these COLI policies were $15 million and $14 million for the three months ended September 30, 2025 and 2024, respectively, and $44 million and $41 million for the nine months ended September 30, 2025 and 2024, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $890 million and $897 million as of September 30, 2025 and December 31, 2024, respectively. Interest income related to the policy loan was $10 million and $11 million for the three months ended September 30, 2025 and 2024, respectively, and $31 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $23 million and $18 million for the three months ended September 30, 2025 and 2024, respectively, and $66 million and $50 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

The interest income to the Company from PGF related to affiliated cash collateral was $106 million and $126 million for the three months ended September 30, 2025 and 2024, respectively, and $321 million and $381 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in "Other income (loss)".

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $1,735 million and $1,100 million of investments in joint ventures as of September 30, 2025 and December 31, 2024, respectively. "Net investment income" related to these ventures includes gains (losses) of $50 million and $17 million for the three months ended September 30, 2025 and 2024, respectively, and $129 million and $36 million for the nine months ended September 30, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $62 million and $68 million for the three months ended September 30, 2025 and 2024, respectively, and $185 million and $204 million for the nine months ended September 30, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $14 million and $12 million for the three months ended September 30, 2025 and 2024, respectively, and $38 million and $34 million for the nine months ended September 30, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2025 and December 31, 2024 is as follows:

	Maturity Dates			Interest Rates			September 30, 2025	December 31, 2024
							(in thousands)
U.S. dollar fixed rate notes	2026	-	2038	0.00%	-	12.58%	$487,933	$520,462
Total notes receivable - affiliated(1)							$487,933	$520,462
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

Accrued interest receivable related to these loans was $1 million as of both September 30, 2025 and December 31, 2024, and is included in “Accrued investment income”. Revenues related to these loans were $2 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $6 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in “Other income (loss)”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at September 30, 2025 and December 31, 2024 were $0 million.

The commercial mortgage loan is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.

Accrued interest receivable related to the loan was $0 million as of both September 30, 2025 and December 31, 2024, and is included in "Accrued investment income". Revenues were $0 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $0 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in "Net investment income".

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Equities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Equities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0
Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0
Windhill CLO 1, Ltd.	April 2024	Sale	Fixed Maturities	$2,261	$2,300	$0	$(39)
Windhill CLO 2, Ltd.	May 2024	Sale	Fixed Maturities	$14,034	$14,415	$0	$(381)
Windhill CLO 1, Ltd.	June 2024	Sale	Fixed Maturities	$2,045	$2,100	$0	$(55)
Windhill CLO 2, Ltd.	June 2024	Sale	Fixed Maturities	$23,342	$23,743	$0	$(401)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
PAR U	June 2024	Transfer in	Other Invested Assets	$326	$326	$0	$0
PURE	June 2024	Transfer out	Other Invested Assets	$326	$326	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$53,462	$54,628	$0	$(1,166)
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$6,579	$6,695	$0	$(116)
Windhill CLO 1, Ltd.	July 2024	Sale	Fixed Maturities	$2,136	$2,200	$0	$(64)
PAR U	July 2024	Purchase	Fixed Maturities	$17,402	$17,402	$0	$0
Prudential Insurance	July 2024	Purchase	Fixed Maturities	$22,655	$23,433	$614	$0
PAR U	July 2024	Purchase	Fixed Maturities	$1,239	$1,239	$0	$0
PAR U	July 2024	Purchase	Derivatives	$2,975	$2,975	$0	$0
Windhill CLO 2, Ltd.	August 2024	Sale	Fixed Maturities	$21,929	$22,500	$0	$(571)
Windhill CLO 1, Ltd.	August 2024	Sale	Fixed Maturities	$13,650	$14,100	$0	$(450)
PAR U	August 2024	Purchase	Fixed Maturities	$46,742	$46,742	$0	$0
PAR U	August 2024	Purchase	Fixed Maturities	$4,793	$4,793	$0	$0
Prudential Insurance	August 2024	Purchase	Fixed Maturities	$35,872	$35,085	$(621)	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$57,613	$57,613	$0	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$24,575	$24,911	$0	$(336)
Prudential Insurance	September 2024	Purchase	Fixed Maturities	$44,773	$43,632	$(901)	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$21,229	$21,229	$0	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$3,901	$3,901	$0	$0
PAR U	October 2024	Transfer in	Fixed Maturities	$6,615,438	$6,615,438	$0	$0
Windhill CLO 3, Ltd.	October 2024	Sale	Fixed Maturities	$232,036	$235,610	$0	$(3,574)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$5,824	$5,899	$0	$(75)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$14,690	$14,959	$0	$(269)
Windhill CLO 1, Ltd.	October 2024	Sale	Fixed Maturities	$3,038	$3,100	$0	$(62)
PAR U	October 2024	Transfer in	Equities	$6,120	$6,120	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
Windhill CLO 3, Ltd.	November 2024	Sale	Fixed Maturities	$17,409	$17,518	$0	$(109)
Windhill CLO 3, Ltd.	December 2024	Sale	Fixed Maturities	$38,020	$38,537	$0	$(517)
Windhill CLO 3, Ltd.	December 2024	Sale	Short-term Investments	$2,882	$2,905	$0	$(23)
Prudential Insurance	December 2024	Contributed Capital	Equities	$415,696	$416,265	$0	$0
Windhill CLO 2, Ltd.	January 2025	Sale	Fixed Maturities	$2,738	$2,800	$0	$(62)
Windhill CLO 3, Ltd.	January 2025	Sale	Fixed Maturities	$17,046	$17,363	$0	$(317)
Windhill CLO 1, Ltd.	January 2025	Sale	Fixed Maturities	$2,152	$2,200	$0	$(48)
PAR U	February 2025	Purchase	Derivatives	$417,169	$417,169	$0	$0
Windhill CLO 2, Ltd.	February 2025	Sale	Fixed Maturities	$7,482	$7,600	$0	$(118)
Windhill CLO 3, Ltd.	February 2025	Sale	Fixed Maturities	$17,172	$17,410	$0	$(238)
Windhill CLO 1, Ltd.	February 2025	Sale	Fixed Maturities	$9,784	$9,900	$0	$(116)
Prudential Insurance	February 2025	Purchase	Fixed Maturities	$100,033	$101,147	$880	$0
Prudential Insurance	March 2025	Purchase	Fixed Maturities	$226,726	$260,396	$26,599	$0
Windhill CLO 3, Ltd.	March 2025	Sale	Fixed Maturities	$9,019	$9,144	$0	$(125)
Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$8,469	$8,500	$0	$(31)
Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$10,184	$10,301	$0	$(117)
Windhill CLO 1, Ltd.	March 2025	Purchase	Fixed Maturities	$921	$921	$0	$0
Windhill CLO 1, Ltd.	April 2025	Sale	Fixed Maturities	$21,646	$22,003	$0	$(357)
Windhill CLO 2, Ltd.	April 2025	Sale	Fixed Maturities	$8,597	$8,646	$0	$(49)
Windhill CLO 3, Ltd.	April 2025	Sale	Fixed Maturities	$33,528	$34,110	$0	$(582)
Windhill CLO 1, Ltd.	April 2025	Purchase	Fixed Maturities	$24	$24	$0	$0
Prudential Insurance	April 2025	Purchase	Fixed Maturities	$51,030	$53,646	$2,066	$0
Windhill CLO 1, Ltd.	May 2025	Sale	Fixed Maturities	$9,254	$9,388	$0	$(134)
Windhill CLO 2, Ltd.	May 2025	Sale	Fixed Maturities	$14,667	$14,792	$0	$(125)
Windhill CLO 4, Ltd.	May 2025	Sale	Fixed Maturities	$235,316	$237,464	$0	$(2,148)
Prudential Insurance	May 2025	Purchase	Fixed Maturities	$24,037	$24,000	$(29)	$0
PARCC	May 2025	Purchase	Fixed Maturities	$103,549	$103,549	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
Prudential Insurance	May 2025	Contributed Capital	Other Invested Assets	$207,870	$207,870	$0	$0
Windhill CLO 2, Ltd.	June 2025	Sale	Fixed Maturities	$500	$500	$0	$0
Windhill CLO 3, Ltd.	June 2025	Sale	Fixed Maturities	$2,608	$2,608	$0	$0
Windhill CLO 4, Ltd.	June 2025	Sale	Fixed Maturities	$19,136	$19,351	$0	$(215)
Windhill CLO 1, Ltd.	July 2025	Sale	Fixed Maturities	$2,189	$2,200	$0	$(11)
Windhill CLO 2, Ltd.	July 2025	Sale	Fixed Maturities	$1,800	$1,800	$0	$0
Windhill CLO 3, Ltd.	July 2025	Sale	Fixed Maturities	$1,681	$1,700	$0	$(19)
Windhill CLO 4, Ltd.	July 2025	Sale	Fixed Maturities	$644	$650	$0	$(6)
Windhill CLO 1, Ltd.	August 2025	Sale	Fixed Maturities	$16,310	$16,526	$0	$(216)
Windhill CLO 2, Ltd.	August 2025	Sale	Fixed Maturities	$2,920	$2,920	$0	$0
Windhill CLO 3, Ltd.	August 2025	Sale	Fixed Maturities	$2,090	$2,090	$0	$0
Prudential Insurance	August 2025	Purchase	Fixed Maturities	$117,008	$116,592	$(328)	$0
Windhill CLO 1, Ltd.	September 2025	Sale	Fixed Maturities	$1,195	$1,200	$0	$(5)
Windhill CLO 2, Ltd.	September 2025	Sale	Fixed Maturities	$9,273	$9,314	$0	$(41)
Windhill CLO 3, Ltd.	September 2025	Sale	Short-term Investments	$235	$235	$0	$0
Windhill CLO 4, Ltd.	September 2025	Sale	Fixed Maturities	$4,910	$4,941	$0	$(31)
PGIM Strategic Investments Inc	September 2025	Sale	Other Invested Assets	$61,361	$61,361	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. There was no debt outstanding as of both September 30, 2025 and December 31, 2024.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $1 million and $13 million for the three months ended September 30, 2025 and 2024, respectively, and $11 million and $24 million for the nine months ended September 30, 2025 and 2024, respectively.

Contributed Capital and Dividends
In February, May and August 2025, the Company received capital contributions from Prudential Insurance in the amounts of $220 million, $216 million and $17 million, respectively, with the May contribution including $208 million in invested assets. In December 2024, the Company received capital contributions in the amount of $416 million from Prudential Insurance in the form of invested assets.
In June 2024, there was a $550 million return of capital to Prudential Insurance.

Through September 2025 and December 2024, the Company did not pay any dividends to Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance with Affiliates
As discussed in Note 12, the Company participates in reinsurance transactions with certain affiliates.

16.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage and agricultural property loans. As of September 30, 2025 and December 31, 2024, the outstanding balances on these commitments were $116 million and $230 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.3 million as of both September 30, 2025 and December 31, 2024, which is a change of $0.2 million and $0.0 million for the three and nine months ended September 30, 2025 and $0.0 million and $0.1 million for the three and nine months ended September 30, 2024, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of September 30, 2025 and December 31, 2024, $1,740 million and $1,359 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2025 or 2024.

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

Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $31 million and $32 million as of September 30, 2025 and December 31, 2024, respectively, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	September 30, 2025	December 31, 2024
	(in thousands)
Guaranteed value of third-parties assets	$4,180,490	$3,958,847
Fair value of collateral supporting these assets	$3,860,987	$3,543,500
Asset (liability) associated with guarantee, carried at fair value	$0	$111

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities and Individual Life
California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.

In April 2025, Plaintiff filed a First Amended Complaint removing allegations related to the Unclaimed Life Insurance and Annuities Act, and the Defendant filed a demurrer seeking to dismiss the Amended Complaint. In October 2025, the Court issued an Order: (i) sustaining Defendant’s demurrer as to Plaintiff’s declaratory relief claim, and (ii) denying the demurrer as to the UCL claim.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

17.    REVISION TO PRIOR YEAR INFORMATION
Revision to 2024 Interim Consolidated Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, during the fourth quarter of 2024, the Company identified multiple errors which impacted previously issued Consolidated Financial Statements, including for the three and nine months ended September 30, 2024. Certain reinsurance recoverable balances associated with the coinsurance with funds withheld of fixed indexed annuities, certain deferred acquisition cost balances associated with indexed variable annuities, and certain other immaterial items were not properly accounted for. Prior period amounts have been revised in the Unaudited Interim Consolidated Financial statements to correct these errors as shown below. See the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024 for more information. In connection with this revision, the Company also corrected certain other immaterial adjustments within the Financing Section of the Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2024.

The following are selected line items from the Consolidated Financial Statements illustrating the effects of these revisions:

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Other income (loss)	$386,095	$2,681	$388,776	$737,269	$7,620	$744,889
Realized investment gains (losses), net	(616,495)	(35,023)	(651,518)	245,387	(94,962)	150,425
Change in value of market risk benefits, net of related hedging gains (losses)	(175,401)	0	(175,401)	(365,993)	12,405	(353,588)
TOTAL REVENUES	795,175	(32,342)	762,833	6,499,839	(74,937)	6,424,902
BENEFITS AND EXPENSES
Interest credited to policyholders’ account balances	256,160	0	256,160	706,934	33,800	740,734
Amortization of deferred policy acquisition costs	148,755	2,708	151,463	165,750	6,863	172,613
General, administrative and other expenses	310,285	(14,160)	296,125	905,123	(39,620)	865,503
TOTAL BENEFITS AND EXPENSES	848,315	(11,452)	836,863	6,135,030	1,043	6,136,073
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	(53,140)	(20,890)	(74,030)	364,809	(75,980)	288,829
Income tax expense (benefit)	(45,500)	3,253	(42,247)	25,287	(5,956)	19,331
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$(13,777)	$(24,143)	$(37,920)	$330,070	$(70,024)	$260,046
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	1,116,531	10,876	1,127,407	647,531	10,876	658,407
Gain (loss) from changes in nonperformance risk on market risk benefits	50,314	0	50,314	(133,611)	53	(133,558)
Total	1,084,731	10,876	1,095,607	493,843	10,929	504,772
Less: Income tax expense (benefit) related to other comprehensive income (loss)	226,942	2,284	229,226	103,381	2,296	105,677
Other comprehensive income (loss), net of taxes	857,789	8,592	866,381	390,462	8,633	399,095
Comprehensive income (loss)	850,054	(15,551)	834,503	729,646	(61,391)	668,255

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Equity

	Retained Earnings			AOCI			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)
Balance, June 30, 2024	$(189,104)	$(64,401)	$(253,505)	$(498,247)	$0	$(498,247)	$3,931,563	$(64,401)	$3,867,162
Comprehensive income (loss):
Net income (loss)	(13,777)	(24,143)	(37,920)				(7,735)	(24,143)	(31,878)
Other comprehensive income (loss), net of taxes				857,789	8,592	866,381	857,789	8,592	866,381
Total comprehensive income (loss)	(13,777)	(24,143)	(37,920)	857,789	8,592	866,381	850,054	(15,551)	834,503
Balance, September 30, 2024	$(202,881)	$(88,544)	$(291,425)	$359,542	$8,592	$368,134	$4,917,285	$(79,952)	$4,837,333
Unaudited Interim Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$339,184	$(70,024)	$269,160
Interest credited to policyholders' account balances	706,934	33,800	740,734
Realized investment (gains) losses, net	(245,387)	94,962	(150,425)
Change in value of market risk benefits, net of related hedging (gains) losses	365,993	(12,405)	353,588
Change in:
Reinsurance related balances(1)	(122,957)	(7,620)	(130,577)
Deferred policy acquisition costs(1)	(646,666)	(32,757)	(679,423)
Income taxes	(291,914)	(5,956)	(297,870)
Derivatives, net	165,999	254,640	420,639
Other, net(1)	(32,161)	(254,640)	(286,801)
Cash flows from (used in) operating activities	2,177,530	0	2,177,530
CASH FLOWS FROM FINANCING ACTIVITIES:
Ceded policyholders’ account deposits	(957,473)	54,672	(902,801)
Policyholders’ account withdrawals	(3,108,080)	115,573	(2,992,507)
Other, net(1)	193,738	(170,245)	23,493
Cash flows from (used in) financing activities	9,108,469	0	9,108,469
(1) As previously reported balances have been updated to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2025, compared with December 31, 2024, and its consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Regulatory Developments
Interest Maintenance Reserves
In August 2025, the National Association of Insurance Commissioners (“NAIC”) extended the temporary statutory accounting treatment of net negative interest maintenance reserves (“IMR”) through December 31, 2026. This provision, which was set to expire on December 31, 2025, permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s risk-based capital (“RBC”) ratio remains above 300% of its Authorized Control Level RBC.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.2% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.5% long-term equity expected rate of return and a 0.4% near-term reversion equity expected rate of return.

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

Changes in Financial Position

Total assets increased $17.5 billion from $238.5 billion at December 31, 2024 to $256.0 billion at September 30, 2025. Significant components were:
•Total investments increased $13.0 billion driven by new sales of general account annuity products;
•Reinsurance recoverables and deposit receivables increased $3.3 billion driven by indexed annuities sales growth and the reinsurance to Lotus Re and the reinsurance of indexed annuities from Pruco Life Insurance Company of New Jersey ("PLNJ") to Prudential Insurance, as well as higher GUL reserves reinsured with affiliated and external counterparties; and
•Separate account assets increased $1.8 billion primarily driven by favorable equity markets and net inflows for life products, partially offset by net outflows related to annuity products.

Partially offset by:
•Cash and cash equivalents decreased $1.1 billion primarily driven by a decline in cash collateral.
Total liabilities increased $16.1 billion from $233.8 billion at December 31, 2024 to $249.9 billion at September 30, 2025. Significant components were:
•Policyholders' account balances increased $13.1 billion primarily driven by incremental indexed product sales
Total equity increased $1.5 billion primarily driven by $0.7 billion in unrealized gains on investments due to declining rates and changes to direct NPR spreads, $0.5 billion of a capital contribution, and net income of $0.3 billion.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $517 million from a loss of $74 million for the three months ended September 30, 2024 to income of $443 million for the three months ended September 30, 2025 primarily driven by:
•Higher Realized investment gains (losses), net driven by changes in interest rates; and
•Higher Change in value of market risk benefits, net of related hedging gains (losses) primarily due to changes in interest rates; and
•Increased net investment income due to net business growth driven by incremental indexed product sales.
Partially offset by:
•Lower Other revenue driven by lower valuation on trading losses in the current quarter, as well as lower collateral income; and
•Higher Interest credited to policyholders' account balances primarily due to higher interest crediting rates and option costs from business growth.
Nine Months Comparison

Income (loss) from operations before income taxes increased $77 million from income of $289 million for the nine months ended September 30, 2024 to income of $366 million for the nine months ended September 30, 2025. The impact from our annual reviews and update of assumptions and other refinements was a net loss of $982 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $1,059 million primarily driven by:
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

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $695 million from $763 million for the three months ended September 30, 2024 to $1,458 million for the three months ended September 30, 2025, primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $178 million from $837 million for the three months ended September 30, 2024 to $1,015 million for the three months ended September 30, 2025, primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Nine Months Comparison

Revenues decreased $3,357 million from $6,425 million for the nine months ended September 30, 2024 to $3,068 million for the nine months ended September 30, 2025. This includes an unfavorable comparative decrease of $1,252 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual review and update of assumptions and other refinements, revenues decreased $2,105 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses decreased $3,435 million from $6,136 million for the nine months ended September 30, 2024 to $2,701 million for the nine months ended September 30, 2025. This includes a favorable comparative decrease of $270 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses decreased $3,165 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

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
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial, Inc. (“Prudential Financial”) manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 1 of the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in force traditional variable annuity block was completed, as discussed in Note 1.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2025 and December 31, 2024, the Company had liquid assets of $54.5 billion and $45.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2.5 billion and $3.8 billion as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, $42.7 billion, or 93%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

The affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both September 30, 2025 and December 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of September 30, 2025, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of September 30, 2025, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2025