Form 10-K
period 2025-12-31
PRUCO LIFE INSURANCE CO
filed 2026-03-06
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 6, 2026, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2026, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2025.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (I) (1) (a) and (b) of Form 10-K
and is therefore filing this Form with the reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition and (12) reputational damage. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

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
In August 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure a closed block of guaranteed universal life ("GUL") policies. To effectuate this transaction the Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with Prudential Insurance. The transaction was completed in December 2024 with an effective date of October 1, 2024. Effective October 1, 2025, the Company recaptured the YRT treaties with Prudential Insurance and subsequently established YRT reinsurance for the business with third-party reinsurers. See Note 12 to the Consolidated Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. ("Somerset Re") to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, Prudential Universal Reinsurance Company ("PURC") and Gibraltar Universal Life Reinsurance Company ("GUL Re") and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. Effective October 1, 2025, the Company recaptured certain YRT treaties with Prudential Insurance and subsequently established YRT reinsurance for the business with third-party reinsurers. See Note 12 to the Consolidated Financial Statements for additional information.
In May 2023, the Company entered into an agreement with AuguStar Life Insurance Company (formerly known as The Ohio National Life Insurance Company), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 12 to the Consolidated Financial Statements for additional information.

The Company sells variable annuities, indexed variable annuities and fixed annuities, variable life, term life and universal life insurance primarily through affiliated and unaffiliated distributors in the United States.

Products
Annuities
We offer a variety of products to serve different retirement needs and goals:

FlexGuard Suite
•Our FlexGuard suite of indexed-variable annuity products offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual provisions, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a return of purchase payment death benefit at no additional charge. Certain products also provide a protected income benefit for an additional fee.

Fixed Annuities
•Our single premium annuities offer a range of benefits, including the flexibility to allocate account balances between an index-based strategy and a fixed-rate strategy. The index-based option provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain provisions. The fixed rate option, not associated with an index, offers guaranteed growth at a set interest rate for one year that can be renewed annually. Additionally, certain products offer principal protection, guaranteed withdrawal payments, tax-deferred growth and/or a guaranteed rate of return over an initial rate period.

Variable Annuities
•Our actively sold variable annuities provide tax-deferred asset accumulation, annuitization options, and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Sales of our traditional variable annuities were discontinued in 2020.

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

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners; and
◦Marketing Organizations.
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide advice organization.

We primarily distribute our individual life products through the following three channels:
•Third-party distribution through:
◦Independent brokers
◦Banks and wirehouses; and
◦General agencies and producer groups.
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide advice organization.
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

We enter into reinsurance agreements with reinsurers that grant us the ability to reinsure a portion of our fixed indexed annuity products. Under generally accepted accounting principles in the United States of America ("U.S. GAAP"), these agreements are accounted for under deposit accounting. For additional information on our reinsurance agreements see Note 12 to the Consolidated Financial Statements.

For policies sold through 2017, we have reinsured the majority of our mortality risk which generally have maximum retained mortality risk amount of $100,000. For the new business going forward, Pruco Life retains the mortality risk not ceded to third-party or affiliated reinsurers, which may be up to $20 million on a single life and then down to $10 million per life for new business starting in 2020. See Note 12 to the Consolidated Financial Statements for more information related to these reinsurance arrangements.

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
The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below.
U.S. Insurance Operations
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

In addition, most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company.

The New Jersey Department of Banking and Insurance ("NJDOBI") acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups (“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk through, among other things, periodic examinations of the books and records, financial reporting, policy filings and market conduct. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

The National Association of Insurance Commissioners ("NAIC") has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks.

State Insurance Regulation

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

State insurance authorities possess broad administrative powers concerning all aspects of insurance business, including among other things: (1) licensing for transact business operations; (2) agent licensing; (3) asset admittance to statutory surplus; (4) regulation of premium rates for specific products; (5) policy form approvals; (6) oversight of unfair trade and claims practices; (7) establishment of reserve requirements and solvency standards; (8) determination of maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulation of permissible investments by type, amount, and valuation; and oversight of reinsurance transactions, including captive reinsurers.

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

Surplus and Capital

Insurers are required to sustain capital and surplus at or above the minimum thresholds prescribed by their respective jurisdictions. Regulatory authorities retain the discretionary power to restrict or suspend an insurer’s ability to offer policies if these requirements are not satisfied, or if continued operations are deemed potentially detrimental to policyholders.

Dividend Restrictions. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 15 to the Consolidated Financial Statements for a discussion of dividend restrictions.

Risk-Based Capital. We are subject to RBC requirements that are designed to enhance regulation of insurers’ solvency. RBC is calculated annually using a comprehensive formula that incorporates asset, premium, claim, expense, and statutory reserve factors, taking into account asset, insurance, interest rate, market, and business risk attributes.

Investments. U.S. state insurance laws restrict Prudential Financial's subsidiaries' investments in certain assets and require portfolio diversification. Investments exceeding these limits are excluded from surplus calculations, and non-qualifying assets may need to be divested.

U.S. Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance and variable annuity products generally are considered “securities” and therefore may be required to be registered and subject to regulation and reporting requirements under federal and/or state securities laws. Federal and state securities regulation may affect investment advice, sales and related activities with respect to these products.

Insurance Guaranty Association Assessments

We are subject to laws requiring insurers to be members and pay assessments covering certain obligations of insolvent insurers, typically based on each insurer's share of business within the relevant jurisdiction. We paid $4 million, $34 million and $0.0 million in assessments for 2025, 2024, and 2023, respectively, and we have established an estimated $1 million reserve as of December 31, 2025, for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a federal law regulating U.S. employee benefit plans sponsored by private employers and labor unions, covering pensions, profit-sharing, and welfare plans like health, life, and disability insurance. Certain provisions are also applicable to Individual Retirement Accounts ("IRAs"). ERISA sets rules for reporting and fiduciary conduct, and bans certain transactions, with civil and criminal penalties for violations. Prudential Financial offers services to ERISA plans and IRAs through it's insurance, investment management and retirement businesses, including when acting as fiduciaries, and therefore we must comply with these rules, which can restrict business transactions with such plans and IRAs.

Fiduciary Rules and Other Standards of Care

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, including, among others, the U.S. Department of Labor (“DOL”) fiduciary rule, the Securities and Exchange Commission (“SEC”) Regulation Best Interest, and the National Association of Insurance Commissioners (“NAIC”) Standard of Care regulations. Under certain circumstances and subject to certain conditions, these rules and standards of care may require us to act in our retail customers’ best interests and/or without placing our financial interest ahead of our customers’ interests. Complying with these rules and standards of care has resulted in and may continue to cause increased compliance costs.

SECURE Act

We are also subject to the Setting Every Community up for Retirement Enhancement (“SECURE”) Act, together with SECURE 2.0, (collectively, the "SECURE Act"), designed to broaden retirement plan access and savings. The SECURE Act makes pooled employer plans easier for small businesses, mandates coverage for long-term part-time workers, raises auto-enrollment caps, increases the minimum withdrawal age, removes IRA contribution age limits, and streamlines options for guaranteed lifetime income through annuity provider provisions.

Derivatives Regulation

Prudential Financial and its subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency, equity market and other exposures. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") established a framework for regulation by both the SEC and the CFTC of the over-the-counter ("OTC") derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements. Affiliated swaps entered into between Prudential Financial subsidiaries are generally exempt from most of these requirements.

Privacy, Data Protection and Cybersecurity Regulation

We are subject to U.S. federal and state laws, regulations and directives that require (1) financial institutions and other businesses to protect the confidentiality, integrity, and availability of personal, proprietary, and other non-public information, including intellectual property, health-related, and customer information; and (2) disclosure to customers and other appropriate individuals regarding the collection, disclosure and use of such information. We are also required to comply with international data privacy laws, regulations and directives including those affecting data privacy and protection and cross border data transfers. Some countries mandate local data processing or storage, which may increase costs and affect operational efficiency and how products and services are offered in those countries. Generally these U.S. and international laws, regulations and directives may require:

•protecting sensitive personal information such as national identifier numbers (e.g., social security numbers) or racial or ethnic origin, from unauthorized use or disclosure;
•providing individuals with certain rights over their personal information, such as the right to access, correct, or delete their personal information;
•notifying affected individuals, regulators and others if there is a breach of the confidentiality, integrity, or availability of certain personal or confidential information;
•implementing programs to detect, prevent, and mitigate identity theft;
•identification of permissible uses for personal information, such as customer information and consumer report information and permissible telemarketing calls, e-mails, texts, and other consumers and customers communications;
•oversight of third-parties that have access to, and handle, personal or confidential information;

Regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the EU’s General Data Protection Regulation (“GDPR”) and the U.K,'s Data Protection Act 2018, as amended by the Data (Use and Access) Act of 2025, impose stringent rules and penalties. GDPR applies to any Prudential unit handling EU personal data. Other countries such as Brazil, India, Japan, Argentina and China, have adopted or are considering similar laws. In the U.S., new privacy laws are frequently proposed, including recent amendments to the Gramm- Leach-Bailey Act. The California Consumer Privacy Act and the California Privacy Rights Act grant broad rights and create strict obligations, with other states introducing similar laws and more expected nationwide and globally.

The NAIC Insurance Data Security Model Law, which has been adopted by more than 20 states, requires insurers to implement robust cybersecurity measures. In 2023, the NAIC released updated model privacy legislation, which states started adopting in 2024. New York, for example, has expanded its regulation, creating additional requirements. These laws increase compliance demands, noncompliance risks, and the potential for enforcement and reputational risk. For additional information regarding our cybersecurity risk management and governance, see “Item 1C. Cybersecurity”.

Artificial Intelligence

Regulatory standards relating to the use of artificial intelligence (“AI”) are evolving in the countries where we do business, and our use of AI may increase risks associated with bias, unfair discrimination, transparency, and information security. For example, the E.U. is in the process of introducing new regulations applicable to certain AI technologies and to the data used to train, test and deploy them. U.S. state regulators have also shown increasing concern about the use of AI and the potential for discrimination and bias in insurance practices. For example, in July 2024, the New York Department of Financial Services adopted Insurance Circular Letter No. 7 Re: Use of Artificial Intelligence Systems and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which imposes obligations on insurers using AI or external consumer data and information sources. In May 2024, Colorado passed Senate Bill 24-205 (“the Colorado AI Law”), which becomes effective on February 1, 2026, regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increased compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

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

Environmental Laws and Regulations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking environmental assessments, among other measures prior to taking title to real estate.

In addition, certain states, including California, and the NAIC, require us to publicly report information about the Company’s greenhouse gas emissions and climate-related risks and opportunities.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 17 to the Consolidated Financial Statements.

Taxation

U.S. Taxation

We are subject to income, premium, employment, excise, sales and other taxes related to our U.S. operations. In addition, the life insurance and annuity products we sell are subject to income and other taxes. Changes in the tax laws in the U.S. could adversely impact our tax position, make our products less attractive to customers, and/or adversely impact the profitability of such products.

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

Human Capital Resources
The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 16 to the Consolidated Financial Statements.
Item 1A. Risk Factors
You should carefully consider the following risks. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past but are provided because future occurrences of such factors, events, or contingencies could have a material adverse impact on our results of operations and financial condition. Additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity.

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
We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, commercial mortgage and other loans, structured finance, equity securities and alternative assets including private equity, hedge funds and real estate. We are also exposed to investment risk through a potential counterparty default.
Investment risk may result from: (1) economic conditions; (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace; (3) volatility; (4) credit spread changes; (5) benchmark interest rate changes; and (6) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 6 to the Consolidated Financial Statements.
Our investment portfolio is subject to credit risk, which is the risk that an obligor (or guarantor) is unable or unwilling to meet its contractual payment obligations on its fixed maturity security, loan or other obligations. Credit risk may manifest in an idiosyncratic manner (i.e., specific to an individual borrower or industry) or through market-wide credit cycles. Financial deterioration of the obligor increases the risk of default and may increase the capital charges required under the regulatory frameworks we are subject to potentially limiting our overall capital flexibility. Credit defaults (as well as credit impairments, realized losses on credit-related sales, and increases in credit related reserves) may result in losses which adversely impact earnings, capital and our ability to appropriately match our liabilities and meet future obligations.

The Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives and reinsurance treaties), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance may also be used to further strategic goals of the Company by facilitating the transfer of risk of a block of liabilities if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers, and insurance and reinsurance companies. In the event of a counterparty deterioration or default, we may incur replacement costs necessary to reallocate the transaction to a new counterparty. Also, bespoke transactions (e.g., strategic and asset intensive reinsurance) entail less liquid investments and are typically difficult to hedge, possibly requiring us to recapture liabilities and reestablish or strengthen reserves and capital, which could reduce capital flexibility. The magnitude of the losses (e.g. replacement costs) will depend on current market conditions, the complexity of the transaction, and the time required to restructure or replace the transaction. Losses will likely be higher under stressed conditions.
Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, and these investments have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets with less price transparency include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower-than-expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.
Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality, morbidity, and policyholder behavior assumptions. We provide a variety of insurance products, on both an individual and group basis, that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviate significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher-than-expected surrenders, withdrawals or claims, our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to fund surrenders, withdrawals or claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities”.
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:
•Mortality calamity is the risk that mortality rates in a single year deviate adversely from our expectations as the result of drivers such as pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the higher than expected level of claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations,) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•Mortality trend is the risk that mortality improvements in the future deviate from our expectations. Mortality trend is a long-term risk that could emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions could have an immediate adverse impact on our results of operations and financial condition, and economically the impact can be long-term as the excess outflow is paid over time.

•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from our expectations. Policyholder behavior risk can manifest in the following ways:
•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from our expectations. For example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also affect our earnings and capital through its impact on estimated future profits.

•Policyholder behavior (long-term) risk is the risk that the behavior of our customers or policyholders deviates adversely from our expectations over the long-term. This risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. Policyholder behavior is driven by factors outside of our control, including macro factors such as market movements, as well as by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in our annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. An increase in reserves due to revised assumptions could have an immediate adverse impact on our results of operations and financial condition and, the economic impact can be long-term as the excess outflow is paid.

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
Our insurance and annuity products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. For example, some product liabilities generate long-term cash flows (i.e., 30 years or more), resulting in significant interest rate risk, since these cash flows cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.
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

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities. The portfolio's key rate duration profile is designed to be approximately equal to that of our liability and surplus benchmark; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.
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
We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held on our balance sheet, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in "Realized investment gains (losses), net" on the Consolidated Statements of Operations, whereas changes in the fair value of assets are recorded primarily in "Accumulated other comprehensive income (loss)".
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
Operational Risk
Operational Risk Types
The types of operational risks that may impact the Company include, among others, the following:
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
Potential Impacts
The potential adverse impacts to our business, results of operations, financial condition or liquidity due to such operational risks include, among others, the following:
•Financial losses - The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.
•Client service impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised, including as a result of a cyber-attack involving malware and/or a virus.
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
Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 17 to the Consolidated Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 17 to the Consolidated Financial Statements. We may become subject to additional regulatory and legal actions in the future.
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
We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and continuing availability of data we use to run our businesses and service our customers. These systems, and any available backups, have and may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control, including cyber-attacks, denial of service, viruses or other malicious activities, power outages, hardware or software malfunctions, defects or degradation, lack of proper maintenance, human error or misuse, and similar events.
Further, we face the risk of operational and technology failures experienced by others, including clearing agents, exchanges and other financial intermediaries and vendors and other third-parties to which we outsource the provision of services or business operations.
We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to Prudential and others in the financial services sector and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, including advances in artificial intelligence ("AI"), our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. See “Item 1C. Cybersecurity” for additional information about cybersecurity risk management and governance. Risks related to cyber-attack arise in various areas, including:
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
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or intentionally circumvent controls or safeguards for unauthorized purposes. Our adoption of remote working increases these risks, as our interaction with employees and external service providers occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor.

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
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of AI, increase our information security risks and exposure.
•Costs and security risks associated with maintaining, upgrading, or replacing our information technology, including legacy systems, could exceed our expectations or we may be required to dedicate additional resources to these activities.
•Planned system upgrades may not be successful or operate as intended, may take longer than anticipated, may exceed their budget, or create or exacerbate previously unknown security vulnerabilities.

The development and adoption of artificial AI, including generative AI and agentic AI, and its use and anticipated use by us or by third-parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI to help deliver products and services and support critical functions. We also expect third-parties on whom we rely to do the same. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. AI may be misused by us or by such third-parties, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. Such risks are increased by the relative newness of the technology, the speed at which it is being adopted, and the developing and evolving laws, regulations or standards governing its use. See “Business — Regulation — Artificial Intelligence” for a discussion of the applicable laws and regulations relating to the use of AI. Misuse of AI or external data, failure to comply with regulatory requirements, or conflicting interpretations of requirements could expose us to legal or regulatory risk, subject us to adverse regulatory examinations or audits, damage customer relationships or cause reputational harm. Further, our ability to continue to develop and efficiently deploy AI technologies depends on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment. Our competitors may also adopt AI more quickly or more effectively than we do, which could cause competitive harm. Because AI technology is so new, some of the potential risks of AI are currently unknowable, however, specific risks relating to AI could include, among others:

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
•Misinformation and Disinformation: The ability to generate realistic and convincing synthetic media has been and could be used to spread misinformation and disinformation, impacting public opinion and undermining trust in the financial system.
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns related to data breaches and other potential violations of consumer rights and data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated, long-term and persistent phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

The risks identified above could be exacerbated by agentic AI, which, acting without supervision, could take actions harmful to the Company or our customers.

We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach as described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. And we may have insufficient recourse against such third-parties from which such breaches originate. We have experienced cybersecurity events resulting in, among other things the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders.

Furthermore, there has been increased scrutiny as well as enacted and proposed additional laws and regulations, including from state regulators, regarding the use of personal and confidential information. These laws and regulations are increasing in complexity and number, change frequently, and may be subject to interpretation by different regulators and courts. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We have incurred and could incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Compromise or perceived compromise of the security of our systems or data or that of one of our vendors has damaged and could damage our reputation, cause the deterioration or termination of relationships with among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action, penalties and lawsuits, any or all of which would harm our business, operating results and financial condition. We have also incurred and could incur significant costs in connection with our response, recovery, remediation, modification of protective measures, and compliance efforts, including costs associated with mitigating the impact of any errors, interruptions, delays or cessations of service. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, including if our insurer denies coverage as to any particular claim in the future, and may not take into account reputational damage, the costs of which are impossible to quantify, and the amount of insurance may not be adequate. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

Third-parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This reliance presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties fail to operate in accordance with our specifications and expectations. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third-parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).
The manner in which our products are distributed, including by affiliate and third-party distributors of our products presents added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of sales personnel who are generally compensated based on commissions. The third-party distributing firms are rarely dedicated to us exclusively and may recommend and/or market products of our competitors. Accordingly, we must compete for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate captive sales agents or third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, under applicable regulations and guidance, product manufacturers retain significant sales practices accountability.

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and many of these rules are routinely revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus for our regulators. Regulatory investigations and examinations have resulted in enforcement actions against us and companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

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

See Note 17 to the Consolidated Financial Statements for additional information regarding litigation and regulatory matters relating to the distribution of products.

Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.
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
Strategic Risk
We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, other risks may become strategic risks. For example, we have considered and must continue to consider the impact of the interest rate environment on new product development and continued sales of interest sensitive products. Our strategic initiatives may fail to achieve their intended results, due to inadequate execution, incorrect assumptions, global or regional economic conditions, competition, changes in the industries in which we operate or other reasons.

Our ability to successfully execute on strategic transactions is subject to risks. We have in the past considered and continue to consider a range of strategic transactions, which could include acquisitions, joint venture, divestitures, spin-offs, reinsurance and other corporate transactions. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to successfully execute on and realize the expected benefits from these types of transactions. Any of these types of transactions could be material, be difficult to implement, disrupt our business, or change our business profile, focus or strategy significantly.
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation, or changes in the way existing laws or regulations are enforced, may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:
•Financial sector regulatory reform.
•U.S. federal, state and local tax laws, including Corporate Alternative Minimum Tax ("CAMT").
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
Changes in technology and other external factors may be unsettling to our business model. Rapid technological change puts pressure on existing business models. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment, including the regulatory response to technological change, which may have a significant impact on our business model.
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
Failure to adapt our business model in response to these and other technological developments could have an adverse impact on our results of operations or financial condition.
The following items are examples of other factors which could have an adverse impact on our business.
•Current Market Conditions. The imposition of tariffs and retaliatory actions could result in, among other things, rising interest rates, significant equity market declines, stagnant economic growth and high inflation, which could adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. For example, the combination of stagnant economic growth and high inflation would increase investment risk, including the underperformance of investments in more leveraged companies or companies exposed to weaker consumers. Also, the statutory capital of certain of Prudential Financial's insurance subsidiaries could be negatively affected by such things as increased reserve requirements, which could be caused by equity market declines, and asymmetrical and non-economic statutory accounting impacts from rising rates.

•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital”. We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us.
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
•Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters, pandemics and/or other natural disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments. We cannot predict the long-term impacts on us from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio.
•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not be completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges. In addition, with increasing anti-ESG regulations and sentiment, we could experience reduced revenue and reputational harm if we are targeted by government actors, private groups or influential individuals who disagree with our public positions on social or environmental issues.
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
•Our reputation may be adversely impacted if any of the risks described in this section are realized. Reputational risk could manifest in connection with any of the risks identified in the Company’s risk identification process. Failure to effectively manage risks across a broad range of risk issues exposes the Company to reputational harm. If the Company were to suffer a significant loss in reputation, both policyholders and counterparties could seek to exit existing relationships. Additionally, large changes in credit worthiness, especially credit ratings, could impact access to funding markets while creating additional collateral requirements for existing relationships. The mismanagement of any such risks may potentially damage our reputational asset. Our business is anchored in the strength of our brand, our alignment to our values, and our proven commitment to keep our promises to our customers. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to our reputation.

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

As part of the information security program, we routinely engage independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We also regularly engage with the broader cybersecurity community and monitor cyber threat information.

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

Governance

Prudential Financial's information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Head of Global Technology and Operations (“HGTO”). The CISO and Information Security Office are responsible for monitoring for cybersecurity incidents impacting Prudential's systems, and ensuring appropriate processes are maintained to inform management of the prevention, detection, mitigation, and remediation of such cybersecurity incidents. We believe that Prudential Financial's employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company's material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques. The current CISO, who is serving in an interim capacity, has served in various roles in information security for over 20 years, including as Deputy CISO and roles overseeing cyber defense, investigation, and incident response. The interim CISO holds a law degree and has attained numerous Global Assurance Certifications.

Prudential Financial's Audit Committee of the Board of Directors which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the HGTO and Operational Risk Management throughout the year. At least annually, Prudential Financial's Board and the Audit Committee also receive updates about the results of program reviews, including assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential Financial's annual external integrated audit.

Prudential Financial's Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board of Directors also receives periodic briefings on cyber threats in order to enhance our directors’ literacy on cyber issues.
Item 2.  Properties
Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 16 to the Consolidated Financial Statements.
Item 3.  Legal Proceedings
See Note 17 to the Consolidated Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.
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
In August 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure a closed block of guaranteed universal life ("GUL") policies. The Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with The Prudential Insurance Company of America ("Prudential Insurance"). The transaction was completed in December 2024 with an effective date of October 1, 2024. Effective October 1, 2025, the Company recaptured YRT treaties with Prudential Insurance and subsequently established YRT reinsurance for the business with third-party reinsurers. See Note 12 to the Consolidated Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. ("Somerset Re") to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, Prudential Universal Reinsurance Company ("PURC") and Gibraltar Universal Life Reinsurance Company ("GUL Re") and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. Effective October 1, 2025, the Company recaptured certain YRT treaties with Prudential Insurance and subsequently established YRT reinsurance for the business with third-party reinsurers. See Note 12 to the Consolidated Financial Statements for additional information.
In May 2023, the Company entered into an agreement with AuguStar Life Insurance Company (formerly known as The Ohio National Life Insurance Company), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of Prudential Defined Income ("PDI") traditional variable annuity contracts with guaranteed living benefits. The transaction was completed on June 30, 2023 with an effective date of April 1, 2023. See Note 12 to the Consolidated Financial Statements for additional information.

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
Financial and Economic Environment. Through 2021, interest rates in the U.S. had experienced a prolonged period of historically low levels. This was followed by significant increases in 2022 through 2023. While there have been modest declines in 2024 and 2025, rates have sustained higher levels relative to historical periods. We expect that a continued level of relative higher interest rates will benefit our results over time. We continue to monitor current market conditions and the potential impact to our business in the event of slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Item 1A. Risk Factors".
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

In order to manage the impacts that changes in interest rates have on our net investment spread, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the liability characteristics of our products and to closely approximate the interest rate sensitivity of assets with that of product liabilities. We also manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives, and adjust these strategies as products, customer behavior, and market conditions evolve. Our interest rate exposure is also mitigated by our business mix, which includes lines of business where fee-based and insurance underwriting earnings play a more prominent role in product profitability. We also regularly examine our product offerings and may reprice or discontinue sales of certain products that do not meet our profit expectations.
For additional information regarding interest rate risks, see "Risk Factors—Market Risk" and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

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
Insurance Liabilities
Future Policy Benefits
Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses
We establish reserves for future policy benefits to, or on behalf of, policyholders, using methodologies prescribed by U.S. GAAP. See Note 2 to the Consolidated Financial Statements for additional information regarding the reserving methodologies used.
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
Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table when Company experience alone is not sufficiently credible. The Company sets mortality and morbidity assumptions that vary by major type of business. Within types of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2025, our domestic variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.3% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 5.5% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.
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
The following paragraph provides additional details about the material reserves we have established:
The reserves for future policy benefits as of December 31, 2025, primarily relate to term life and universal life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology. The primary assumptions used in determining these expected future benefits and expenses include mortality, lapse, and interest rate assumptions. For universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.
Policyholders’ Account Balances
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes provisions for benefits under non-life contingent payout annuities. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.
Market Risk Benefits ("MRBs")
Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk. The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of these MRB features, see Note 6 to the Consolidated Financial Statements.
Inclusive of Policyholders' Account Balances and Market risk benefits, the Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points ("bps") would result in an increase and a decrease to Other Comprehensive Income (loss) (“OCI”) of $470 million and $500 million, respectively, and an increase and a decrease to net income of $335 million and $410 million, respectively.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2025 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions. The impacts presented within this table are also net of reinsurance. See Note 12 to the Consolidated Financial Statements for additional information regarding our material reinsurance agreements.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$(5)
Decrease by 25 basis points	$0
Long-term equity expected rate of return:
Increase by 50 basis points	$(10)
Decrease by 50 basis points	$5
Mortality:
Increase by 1%	$50
Decrease by 1%	$(50)
Lapse(2):
Increase by 10%	$30
Decrease by 10%	$(10)
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
We present at fair value in the statements of financial position our debt security investments classified as available-for-sale, investments classified as trading, and certain fixed maturities, equity securities and certain investments within “Other invested assets,” such as derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 6 to the Consolidated Financial Statements.
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

For equity method investments, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. See Note 2 of the Consolidated Financial Statements for additional information regarding our OTTI policies.
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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2025 "Income tax expense (benefit)" of $23 million.
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
Reinsurance
The Company participates in reinsurance arrangements as either the ceding entity or the assuming entity primarily to manage capital, reduce exposure to loss and risk volatility, and provide additional capacity for future growth and diversification. Reinsurance related assets and liabilities include, in part, embedded derivatives and the cost of reinsurance, which require a significant amount of management judgment. See Note 2 to the Consolidated Financial Statements for additional information regarding reinsurance.
Adoption of New Accounting Pronouncements

There were no new critical accounting estimates resulting from new accounting pronouncements adopted during 2025. See Note 2 to the Consolidated Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
2025 to 2024 Annual Comparison
Total assets increased $23.9 billion from $238.5 billion at December 31, 2024 to $262.4 billion at December 31, 2025. Significant components were:
•Total investments increased $16.9 billion primarily driven by new sales of general account annuity products; and
•Reinsurance recoverables and deposit receivables increased $6.1 billion primarily driven by the reinsurance of fixed annuities, higher GUL reserves reinsured with affiliated and external counterparties, as well as the impact related to the novation of certain YRT treaties from Prudential Insurance to the Company.
Total liabilities increased $20.5 billion from $233.8 billion at December 31, 2024 to $254.3 billion at December 31, 2025. Significant components were:
•Policyholder account balances increased $17.0 billion primarily driven by new sales of general account annuity products;
•Reinsurance and funds withheld payables increased $2.8 billion primarily driven by increased reinsurance activity, as well as the impact related to the novation of certain YRT treaties from Prudential Insurance to the Company; and
•Other liabilities decreased $1.7 billion primarily driven by the recognition of previously deferred reinsurance gains resulting from the novation of certain YRT treaties from Prudential Insurance to the Company.
Total equity increased $3.3 billion primarily driven by net income during the year, as well as unrealized gains from declining interest rates and changes to direct NPR spreads.

Results of Operations
Income (loss) from Operations before Income Taxes
2025 to 2024 Annual Comparison
Income (loss) from operations before income taxes increased $1,294 million from $973 million in 2024 to $2,267 million in 2025. The impact from our annual reviews and update of assumptions and other refinements was a net loss of $982 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $2,276 million primarily driven by:
•Increased net investment income due to net business growth driven by incremental indexed product sales;
•Higher Other income (loss) primarily due to the recognition of previously deferred reinsurance gains resulting from the novation of certain YRT treaties from Prudential Insurance to the Company; and
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
Partially offset by:
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies;
•Lower Realized investment gains (losses), net driven by ceded net investment income related to reinsurance transactions, as well as changes in interest rates; and
•Higher amortization of deferred policy acquisition costs driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.

Revenues, Benefits and Expenses
2025 to 2024 Annual Comparison
Revenues decreased $5,204 million from $11,199 million in 2024 to $5,995 million in 2025. This includes an unfavorable comparative decrease of $1,252 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues decreased $3,952 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses decreased $6,498 million from $10,226 million in 2024 to $3,728 million in 2025. This includes a favorable comparative decrease of $270 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses decreased $6,228 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial, Inc. (“Prudential Financial”) manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see Note 1 of the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in force traditional variable annuity block was completed.
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

Income Taxes

The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes and equity in earnings of operating joint ventures". Our effective tax rate for fiscal years 2025, 2024, and 2023 was 18.6%, 13.9% and 5.5%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 13 to the Consolidated Financial Statements.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the U.S. Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2025, 2024, and 2023.
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
For additional information regarding income tax related items, see “Business—Regulation” and Note 13 to the Consolidated Financial Statements.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2025 and 2024, the Company had liquid assets of $58.6 billion and $45.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3.2 billion and $3.8 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025, $44.7 billion, or 94%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

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
Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. As a result of reinsurance transactions executed with Somerset Re and Wilton Re, we have eliminated Credit-Linked Note Structures supporting Guideline AXXX for our remaining business. In November 2024, we restructured a series of internal captive reinsurance arrangements resulting in the consolidation of Credit-Linked Note Structures supporting Regulation XXX.
As of December 31, 2025, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8,000 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $7,660 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $8,000 million, of which $7,560 million was outstanding as of December 31, 2024. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
As of December 31, 2025, the affiliated captive reinsurance companies had outstanding an aggregate of $100 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of December 31, 2025, for purposes of financing Guideline AXXX reserves, one of the affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2025 and 2024. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2025			December 31, 2024
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$48,981	$(2,402)		$36,320	$(1,848)
Policy loans		1,667	0		1,541	0
Commercial mortgage and other loans		10,114	(334)		7,535	(274)
Derivatives:
Futures	$2,913	(2)	28	$3,321	(6)	31
Swaps	231,245	(11,677)	(1,188)	203,928	(11,543)	(1,182)
Options	226,292	29	260	146,242	(391)	12
Forwards	2,388	(11)	0	1,147	30	0
Synthetic GICs	4,186	0	0	3,959	0	3
Indexed universal life contracts		(2,102)	363		(1,313)	179
Indexed annuity contracts		(16,504)	183		(11,312)	159
Total embedded derivatives(2)		(18,606)	546		(12,625)	338
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		15,630	6		10,811	6
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		8,227	655		7,514	570
Market risk benefits(5)		2,839	1,243		2,488	1,506
Net estimated potential loss			$(1,186)			$(838)
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value” and “Fixed maturities, trading, at fair value”. Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI. Excludes financial assets that are considered Funds Withheld, where the economic benefits and investment risk associated with the Funds Withheld assets ultimately inure to the reinsurer. Prior period amounts have been updated to conform to current period presentation.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes approximately $91 billion and $76 billion as of December 31, 2025 and 2024, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
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
We manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, and the MSCI EAFE, a market index which captures large and mid cap representation across developed markets around the world, excluding the U.S. and Canada. We target price sensitivities that approximate those of the benchmark indices. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.
We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2025 and 2024. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	December 31, 2025			December 31, 2024
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$2,870	$(287)		$2,624	$(262)
Equity-based derivatives(1)	$231,391	1,449	(2,698)	$141,934	707	(1,582)
Indexed universal life contracts		(2,102)	55		(1,313)	23
Indexed annuity contracts		(16,504)	3,158		(11,312)	2,345
Total embedded derivatives(1)(2)		(18,606)	3,213		(12,625)	2,368
Market risk benefits(3)		2,839	(709)		2,488	(836)
Net estimated potential loss			$(481)			$(312)
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
Our derivatives also include interest rate guarantees we provide on our synthetic GIC products. Synthetic GICs simulate the performance of traditional insurance-related GICs but are accounted for as derivatives under U.S. GAAP due to the fact that the policyholders own the underlying assets, and we only provide a book value “wrap” on the customers’ funds, which are held in a client-owned trust. Additionally, our derivatives include embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding our derivative activities, see Note 5 to the Consolidated Financial Statements.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2025, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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
March 6, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Guaranteed Benefit Features Associated with Certain Annuity and Life Products Included in the Market Risk Benefits and the Liability for Future Policy Benefits

As described in Notes 2, 6, 9 and 11 to the consolidated financial statements, the Company issues certain annuity and life contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as market risk benefits. The market risk benefits represent contracts or contract features that expose the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits. The benefits are accounted for using a fair value measurement methodology. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future fees attributable to the market risk benefits, based on assumptions a market participant would use in valuing the market risk benefits. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, except for the portion of the change attributable to changes in the Company’s non-performance risk which is recorded in other comprehensive income. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. As of December 31, 2025, the fair value of the obligations associated with these guarantees accounted for as market risk benefit assets was $2.65 billion and for market risk benefit liabilities was $4.30 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates (collectively, the significant market risk benefit assumptions). For certain life insurance products that include certain other contract features, including no-lapse guarantees, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance in Note 9. As of December 31, 2025, the additional insurance reserve was $18.52 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant additional insurance reserve assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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
March 6, 2026

We have served as the Company's auditor since 1996.

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Financial Position
December 31, 2025 and 2024 (in thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2025 – $14,282; 2024 – $40,414) (amortized cost: 2025 – $48,230,218; 2024 – $36,980,933)(1)	$47,624,171	$34,986,160
Fixed maturities, trading, at fair value (amortized cost: 2025 – $5,241,598; 2024 – $4,415,277)	4,892,507	3,845,045
Equity securities, at fair value (cost: 2025 – $2,826,642; 2024 – $2,650,542)	2,869,631	2,623,820
Policy loans	1,666,965	1,541,480
Short-term investments (net of allowance for credit losses: 2025 – $0; 2024 – $49)	320,794	517,386
Commercial mortgage and other loans (net of $51,190 and $37,715 allowance for credit losses at December 31, 2025 and 2024, respectively)	10,082,667	7,759,323
Other invested assets (includes $133,830 and $68,623 of assets measured at fair value at December 31, 2025 and 2024, respectively)(1)	2,297,535	1,582,094
Total investments	69,754,270	52,855,308
Cash and cash equivalents(1)	2,876,388	3,325,698
Deferred policy acquisition costs	8,655,183	7,807,060
Accrued investment income(1)	618,033	466,394
Reinsurance recoverables and deposit receivables (net of $145 and $10 allowance for credit losses; includes $804,855 and $645,193 of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)	54,370,370	48,247,817
Receivables from parent and affiliates	963,452	678,028
Deferred sales inducements	297,413	322,351
Income tax assets(1)	1,741,122	2,120,654
Market risk benefit assets	2,655,866	2,637,363
Other assets(1)	1,852,055	1,850,800
Separate account assets	118,609,218	118,143,256
TOTAL ASSETS	$262,393,370	$238,454,729
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$86,592,965	$69,628,318
Future policy benefits	28,230,098	25,113,767
Market risk benefit liabilities	4,482,417	4,281,244
Cash collateral for loaned securities	22,622	121,372
Reinsurance and funds withheld payables (includes $265 and $0 of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)	11,377,505	8,611,141
Payables to parent and affiliates(1)	2,497,217	3,653,848
Other liabilities(1)	2,537,050	4,199,803
Separate account liabilities	118,609,218	118,143,256
Total liabilities	254,349,092	233,752,749
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 17)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	5,806,878	4,923,299
Retained earnings / (accumulated deficit)	2,104,835	272,519
Accumulated other comprehensive income (loss)	8,855	(601,877)
Total Pruco Life Insurance Company equity	7,923,068	4,596,441
Noncontrolling interests	121,210	105,539
Total equity	8,044,278	4,701,980
TOTAL LIABILITIES AND EQUITY	$262,393,370	$238,454,729
(1) See Note 4 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024, and 2023 (in thousands)

	2025	2024	2023
REVENUES
Premiums (includes $2,301, $(2,690) and $6,978 of gains (losses) from changes in estimates on deferred profit liability amortization for the years ended December 31, 2025, 2024, and 2023, respectively)	$547,201	$393,127	$328,897
Policy charges and fee income	1,707,338	7,382,797	1,536,606
Net investment income	3,210,522	2,422,017	1,675,522
Asset administration fees	205,332	223,563	232,950
Other income (loss)	2,261,776	759,756	751,363
Realized investment gains (losses), net	(1,430,425)	451,417	(1,147,099)
Change in value of market risk benefits, net of related hedging gains (losses)	(506,994)	(433,955)	(106,773)
TOTAL REVENUES	5,994,750	11,198,722	3,271,466
BENEFITS AND EXPENSES
Policyholders’ benefits	779,722	8,352,333	503,789
Change in estimates of liability for future policy benefits	(79,505)	(20,643)	3,952
Interest credited to policyholders’ account balances	1,177,660	1,037,731	621,645
Amortization of deferred policy acquisition costs	663,527	(372,201)	539,510
General, administrative and other expenses	1,186,839	1,228,443	1,124,923
TOTAL BENEFITS AND EXPENSES	3,728,243	10,225,663	2,793,819
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	2,266,507	973,059	477,647
Income tax expense (benefit)	420,583	135,149	26,468
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURE	1,845,924	837,910	451,179
Equity in earnings of operating joint venture, net of taxes	(335)	(425)	(433)
NET INCOME (LOSS)	$1,845,589	$837,485	$450,746
Less: Income (loss) attributable to noncontrolling interests	13,273	13,495	488
NET INCOME (LOSS) ATTRIBUTABLE TO PRUCO LIFE INSURANCE COMPANY	$1,832,316	$823,990	$450,258
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	3,326	(4,595)	2,419
Net unrealized investment gains (losses)	995,445	(335,093)	691,952
Interest rate remeasurement of future policy benefits	(40,022)	58,676	(60,978)
Gain (loss) from changes in non-performance risk on market risk benefits	(185,092)	(441,138)	(659,927)
Total	773,657	(722,150)	(26,534)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	162,925	(151,234)	(5,638)
Other comprehensive income (loss), net of taxes	610,732	(570,916)	(20,896)
Comprehensive income (loss)	2,456,321	266,569	429,850
Less: Comprehensive income (loss) attributable to noncontrolling interests	13,273	13,495	488
Comprehensive income (loss) attributable to Pruco Life Insurance Company	$2,443,048	$253,074	$429,362

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2025, 2024, and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Pruco Life Insurance Company Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$2,500	$6,037,914	$(1,001,729)	$(10,065)	$5,028,620	$0	$5,028,620
Return of capital		(1,400,000)			(1,400,000)		(1,400,000)
Contributed capital		412,382			412,382		412,382
Contributions from noncontrolling interests						29,706	29,706
Contributed (distributed) capital-parent/child asset transfers		2,306			2,306		2,306
Comprehensive income (loss):
Net income (loss)			450,258		450,258	488	450,746
Other comprehensive income (loss), net of tax				(20,896)	(20,896)	0	(20,896)
Total comprehensive income (loss)			450,258	(20,896)	429,362	488	429,850
Balance, December 31, 2023	2,500	5,052,602	(551,471)	(30,961)	4,472,670	30,194	4,502,864
Return of capital		(550,000)			(550,000)		(550,000)
Contributed capital		415,696			415,696		415,696
Contributions from noncontrolling interests						250,422	250,422
Distributions to noncontrolling interests						(188,572)	(188,572)
Contributed (distributed) capital-parent/child asset transfers		5,001			5,001		5,001
Comprehensive income (loss):
Net income (loss)			823,990		823,990	13,495	837,485
Other comprehensive income (loss), net of tax				(570,916)	(570,916)	0	(570,916)
Total comprehensive income (loss)			823,990	(570,916)	253,074	13,495	266,569
Balance, December 31, 2024	2,500	4,923,299	272,519	(601,877)	4,596,441	105,539	4,701,980
Contributed capital		852,924			852,924		852,924
Contributions from noncontrolling interests						185,851	185,851
Distributions to noncontrolling interests						(183,453)	(183,453)
Contributed (distributed) capital-parent/child asset transfers		30,655			30,655		30,655
Comprehensive income (loss):
Net income (loss)			1,832,316		1,832,316	13,273	1,845,589
Other comprehensive income (loss), net of tax				610,732	610,732	0	610,732
Total comprehensive income (loss)			1,832,316	610,732	2,443,048	13,273	2,456,321
Balance, December 31, 2025	$2,500	$5,806,878	$2,104,835	$8,855	$7,923,068	$121,210	$8,044,278

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023 (in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,845,589	$837,485	$450,746
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(20,050)	53,496	69,986
Interest credited to policyholders’ account balances	1,177,660	1,037,731	621,645
Realized investment (gains) losses, net	1,430,425	(451,417)	1,147,099
Change in value of market risk benefits, net of related hedging (gains) losses	506,994	433,955	106,773
Change in:
Future policy benefits and other insurance liabilities	2,242,861	2,689,669	2,241,530
Reinsurance related-balances	(2,205,000)	(1,124,001)	(678,725)
Accrued investment income	(135,863)	(116,571)	(110,760)
Net payables to (receivables from) parent and affiliates	(175,547)	(36,204)	(120,565)
Deferred policy acquisition costs	(848,123)	(950,022)	(581,925)
Income taxes	207,081	(228,166)	(40,796)
Derivatives, net	441,940	1,461,192	(282,729)
Other, net	(306,688)	(126,696)	(362,384)
Cash flows from (used in) operating activities	4,161,279	3,480,451	2,459,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	6,359,317	4,240,000	1,736,809
Fixed maturities, trading	1,570,879	802,378	97,693
Equity securities	2,558,597	961,421	189,237
Policy loans	214,557	188,153	182,973
Ceded policy loans	(112,060)	(113,148)	(119,787)
Short-term investments	887,118	1,303,977	456,983
Commercial mortgage and other loans	490,870	731,440	167,888
Other invested assets	280,923	99,852	19,693
Notes receivable from parent and affiliates	245,595	722	4,500
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(17,330,688)	(13,766,055)	(7,544,596)
Fixed maturities, trading	(2,560,208)	(1,819,224)	(857,717)
Equity securities	(2,925,243)	(2,373,486)	(678,847)
Policy loans	(307,747)	(255,811)	(1,162,959)
Ceded policy loans	99,749	125,795	151,019
Short-term investments	(795,865)	(1,441,031)	(690,173)
Commercial mortgage and other loans	(2,725,871)	(2,392,198)	(1,341,450)
Other invested assets	(939,389)	(460,721)	(190,826)
Notes receivable from parent and affiliates	(378,745)	(367,700)	(44)
Derivatives, net	(108,334)	171,230	(55,091)
Other, net	(22,519)	(3,264)	(4,808)
Cash flows from (used in) investing activities	(15,499,064)	(14,367,670)	(9,639,503)

	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	16,982,148	17,265,165	12,101,043
Affiliated ceded policyholders’ account deposits	(2,093,412)	(1,169,002)	(1,189,331)
Policyholders’ account withdrawals	(4,832,965)	(3,980,496)	(3,695,248)
Affiliated ceded policyholders’ account withdrawals	685,223	764,421	625,238
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(98,745)	(96,928)	131,577
Contributed capital	620,000	0	405,000
Return of capital	0	(550,000)	(1,400,000)
Contributed (distributed) capital - parent/child asset transfers	0	6,332	2,919
Net change in all other financing arrangements (maturities 90 days or less)	0	0	(584)
Repayments of debt (maturities longer than 90 days)	0	(180,411)	(121,772)
Drafts outstanding	(24,063)	(84,531)	(885)
Contributions from noncontrolling interests	185,851	250,422	29,706
Distributions to noncontrolling interests	(183,453)	(188,572)	0
Other, net	(352,109)	36,725	34,110
Cash flows from (used in) financing activities	10,888,475	12,073,125	6,921,773
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(449,310)	1,185,906	(257,835)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,325,698	2,139,792	2,397,627
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,876,388	$3,325,698	$2,139,792
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net(1)	$198,691	$363,208	$67,203
Interest paid	$852	$2,644	$4,533
(1) See Note 13 for additional information regarding the income taxes paid (refunded), net amount by jurisdiction for the year ended December 31, 2025.

Significant Non-Cash Transactions During The Year

2025
"Cash flows from (used in) operating activities" for the year ended December 31, 2025 excludes certain non-cash activities in the amount of $(1,397) million related to the affiliated reinsurance transaction with The Prudential Insurance Company of America ("Prudential Insurance") effective October 1, 2025. See Note 12 for additional information.

2024
"Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, excludes certain non-cash activities in the amount of $(7,469) million primarily related to reinsurance recoverables and $6,722 million related to invested asset transfers, respectively. These transactions are associated with the unaffiliated reinsurance agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re"), effective October 1, 2024. Associated with the transaction with Wilton Re, "Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, exclude largely offsetting affiliated non-cash activities in the amount of $7,218 million, primarily related to reinsurance recoverables and payables, and $(6,722) million related to invested asset transfers, respectively. These are related to the recapture of the risks associated with the business that had previously been reinsured with Prudential Arizona Reinsurance Universal Company ("PAR U"). See Note 12 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $(102) million related to the affiliated reinsurance transaction with Prudential Arizona Reinsurance Captive Company ("PARCC"), effective October 1, 2024. See Note 12 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $1,129 million related to the affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company ("PURE") and Prudential Insurance, effective January 1, 2024. See Note 12 for additional information.

"Cash flows from (used in) investing activities" and "Cash flows from (used in) financing activities" for the year ended December 31, 2024 excludes non-cash activities related to invested asset transfers in the amount of $416 million, related to capital contributions the Company received from Prudential Insurance. See Note 16 for additional information.

2023
"Cash flows from (used in) operating activities" for the year ended December 31, 2023 excludes certain non-cash activities in the amount of $475 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 12 for more details regarding this transaction.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, (“Pruco Life”) is a wholly-owned subsidiary of Prudential Insurance, which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). Pruco Life is a stock life insurance company organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all states except New York, and sells such products primarily through affiliated and unaffiliated distributors.

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

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Pruco Life and entities over which the Company exercises control, including majority-owned subsidiaries, and variable interest entities ("VIEs") in which the Company is considered the primary beneficiary. Intercompany balances and transactions have been eliminated.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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

Short-term investments primarily consists of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government-sponsored entities and other highly liquid debt instruments.

Commercial mortgage and other loans consist of commercial mortgage loans, agricultural property loans, residential mortgage loans, as well as certain other collateralized loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of any current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 17 for additional information.

Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income”.

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural property loans, residential mortgage loans, and other collateralized loans.

For commercial mortgage and agricultural property loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural property loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural property loan portfolios.

Annual expected loss rates are based on historical default and loss experience factors. Using average lives, the annual expected loss rates are converted into life-of-loan loss expectations.

When individual loans no longer have the credit risk characteristics of the commercial mortgage or agricultural property loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

For residential mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. The estimated lifetime loss of the pool is calculated from the risk profiles of the loans, including borrower credit score, loan-to-value ratio, property type, and several key attributes of the loan and property including: loan type, loan age, loan performance history, and current performing or nonperforming status. Estimated lifetime loss rates are calculated by weighting projected losses in multiple economic scenarios based on the Company’s view of the current stage of the economic cycle and future economic conditions. The scenario losses are calibrated to industry historical experience of defaults, loss severities, and prepayment rates in multiple economic cycles, reflective of similar loan characteristics.

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

The CECL allowance for other collateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net”.

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

Other invested assets consist of the Company’s non-coupon investments in limited partnerships and limited liability companies ("LPs/LLCs"), other than operating joint ventures, as well as derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income (loss)”. The Company consolidates LPs in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 4 for additional information about VIEs.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

•Deferred annuity contracts – DAC associated with fixed and variable deferred annuity contracts is amortized in proportion to deposits.

For single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method.

Current period DAC amortization reflects the impact of changes in actual insurance in force during the period and changes in future assumptions effected as of the end of the quarter, where applicable. The Company typically updates actuarial assumptions annually in the second quarter, unless a material change is observed in an interim period that is indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term.

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

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 7 for additional information regarding DAC.

Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.

Reinsurance recoverables and deposit receivables includes amounts recoverable under reinsurance agreements and receivables that follow the deposit method of accounting (see “Reinsurance” below).

Market risk benefit assets represents market risk benefits ("MRBs") in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company's Prudential Defined Income ("PDI") traditional variable annuity contracts. See Note 12 for additional information regarding the reinsurance of PDI.

Deferred Sales Inducements ("DSI") are amounts that are credited to a policyholders’ account balance primarily as an inducement to purchase fixed and/or variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology, factors and assumptions used to amortize DAC. The Company records amortization of DSI in “Interest credited to policyholders’ account balances”. Unlike DAC, DSI are considered contractual cash flows and, as a result, are subject to periodic recoverability testing. See Note 7 for additional information regarding DSI.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 13 for a discussion of factors considered when evaluating the need for a valuation allowance.

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

The Company accrues a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service ("IRS") or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 13 for additional information regarding income taxes.

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

LIABILITIES

Future policy benefits primarily consists of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of such payments depend on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross ("NTG") ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 9 for additional information regarding future policy benefits.

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

The NTG ratio is generally updated quarterly for actual experience and annually in the second quarter of each year for future cash flow assumption updates during the Company’s annual assumptions review process unless a material change is observed in an interim period that is indicative of a long-term trend, with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits”. In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper medium grade (low credit risk) fixed income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States is developed using government bond rates plus public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s Investor Service, Inc. ("Moody's") definition which includes the spectrum of A (i.e., A- to A+). Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company's ultimate long-term economic assumptions. Annually, the Company performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions, generally utilizing relevant economic outlook information and industry surveys as the primary basis.

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

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including unearned revenue reserves ("URR"), net of reinsurance and any DSI asset), the existing net reserves are adjusted by first reducing assets, such as DSI or deferred reinsurance loss, by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in "Policyholders' benefits". Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

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

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. The unearned revenue liability represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumption used to amortize DAC. See Note 10 for additional information regarding policyholders’ account balances. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 6.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 6. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s non-performance risk ("NPR") which is recorded in OCI. See Note 11 for additional information regarding market risk benefits. See "Reinsurance" below for information regarding the reinsurance of MRBs.

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily, and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issuance costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Consolidated Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near term. See Note 16 for additional information regarding short-term and long-term debt.

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

Amounts received from policyholders as payment for universal or variable individual life contracts, deferred fixed or variable annuities and other contracts without life contingencies are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities”. Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts using the same methodology, factors, and assumption used to amortize DAC as described above. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC and DSI.

Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products where changes in the value of the embedded derivatives are recorded through "Realized investment gains (losses), net". For additional information regarding the valuation of these embedded derivatives, see Note 6.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Asset administration fees primarily include asset administration fee income received on contractholders’ account balances invested in The Prudential Series Funds, which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust ("AST") (see Note 16). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Other income (loss) includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value as well as interest income related to affiliated cash collateral. See Note 16 for more information related to affiliated cash collateral. Other income (loss) in 2025 also includes the recognition of previously deferred reinsurance gains.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits" and “Reinsurance recoverables and deposit receivables”. Additionally, changes in the fair value are determined using valuation models as described in Note 6 and are recorded in “Realized investment gains (losses), net".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reinsurance

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 12 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Reinsurance recoverables and deposit receivables” and amounts payable are included in “Reinsurance and funds withheld payables”. “Reinsurance recoverables and deposit receivables” also includes deposit receivables where the Company has ceded fixed indexed annuities, including from coinsurance with funds withheld arrangements and receivables from modified coinsurance arrangements where the Company is the cedant, and in certain instances are net of the payables under these arrangements which generally reflect the fair value of the invested assets retained by the cedant. “Reinsurance and funds withheld payables” also includes amounts payable to the reinsurer under coinsurance with funds withheld arrangements where the Company is the cedant, and generally reflect the fair value of the invested assets retained by the Company. The receivables and payables associated with each of these coinsurance with funds withheld and modified coinsurance arrangements each contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract, with changes in fair value recorded through “Realized investment gains (losses), net”, and are ultimately presented net within “Reinsurance recoverables and deposit receivables”. Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

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

For reinsurance of existing in force blocks of long-duration contracts that transfer significant insurance risk, the difference between the fair value of the net consideration exchanged and the net liabilities ceded related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. This initial net cost of reinsurance is deferred and amortized into income over the remaining life of the reinsured policies on a basis consistent with the methodologies and assumptions used for amortizing DAC. This initial net cost of reinsurance may result in a deferred reinsurance gain which is recorded in "Other liabilities" and amortized through "Other income (loss)", or a deferred reinsurance loss which is recorded in "Other assets" and amortized through "General, administrative and other expenses".

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

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted during the year ended December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-09—Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	January 1, 2025 using the prospective method.	Adoption of the ASU did not have an impact on the Company's Consolidated Financial Statements but resulted in expanded disclosures in the Notes to the Consolidated Financial Statements.

ASUs issued but not yet adopted as of December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	Effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,196,805	$24,151	$103,636	$0	$1,117,320
Obligations of U.S. states and their political subdivisions	460,634	1,245	27,351	0	434,528
Foreign government securities	456,138	7,187	38,590	0	424,735
U.S. public corporate securities	19,566,876	302,845	801,659	75	19,067,987
U.S. private corporate securities	6,790,444	99,408	175,094	12,146	6,702,612
Foreign public corporate securities	5,306,445	100,625	85,439	415	5,321,216
Foreign private corporate securities	7,093,850	331,109	241,209	300	7,183,450
Asset-backed securities(1)	5,051,514	31,060	5,180	1,346	5,076,048
Commercial mortgage-backed securities	1,370,898	17,493	34,081	0	1,354,310
Residential mortgage-backed securities(2)	936,614	9,989	4,638	0	941,965
Total fixed maturities, available-for-sale	$48,230,218	$925,112	$1,516,877	$14,282	$47,624,171
(1)    Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(2)    Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,199,628	$8,357	$108,744	$0	$1,099,241
Obligations of U.S. states and their political subdivisions	570,253	1,156	30,343	0	541,066
Foreign government securities	362,154	646	52,466	0	310,334
U.S. public corporate securities	14,134,828	60,917	957,316	1	13,238,428
U.S. private corporate securities	6,030,898	35,828	301,451	11,178	5,754,097
Foreign public corporate securities	3,804,503	21,136	126,767	21	3,698,851
Foreign private corporate securities	5,838,939	43,334	511,426	29,214	5,341,633
Asset-backed securities(1)	3,728,073	31,431	8,841	0	3,750,663
Commercial mortgage-backed securities	944,652	4,567	53,444	0	895,775
Residential mortgage-backed securities(2)	367,005	861	11,794	0	356,072
Total fixed maturities, available-for-sale	$36,980,933	$208,233	$2,162,592	$40,414	$34,986,160
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$187,705	$7,191	$386,544	$96,445	$574,249	$103,636
Obligations of U.S. states and their political subdivisions	34,212	853	259,746	26,498	293,958	27,351
Foreign government securities	54,155	214	159,018	38,376	213,173	38,590
U.S. public corporate securities	1,659,501	31,308	4,933,894	770,153	6,593,395	801,461
U.S. private corporate securities	673,009	7,201	2,616,271	167,702	3,289,280	174,903
Foreign public corporate securities	391,306	3,528	759,461	81,911	1,150,767	85,439
Foreign private corporate securities	183,588	2,294	2,000,967	238,882	2,184,555	241,176
Asset-backed securities	158,585	349	40,059	3,301	198,644	3,650
Commercial mortgage-backed securities	54,331	212	400,953	33,869	455,284	34,081
Residential mortgage-backed securities	9,148	8	109,013	4,630	118,161	4,638
Total fixed maturities, available-for-sale	$3,405,540	$53,158	$11,665,926	$1,461,767	$15,071,466	$1,514,925

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$377,531	$13,829	$238,723	$94,915	$616,254	$108,744
Obligations of U.S. states and their political subdivisions	226,731	5,019	212,060	25,324	438,791	30,343
Foreign government securities	118,168	2,615	171,166	49,851	289,334	52,466
U.S. public corporate securities	4,320,552	105,145	4,677,336	852,171	8,997,888	957,316
U.S. private corporate securities	1,999,008	41,931	2,379,755	259,489	4,378,763	301,420
Foreign public corporate securities	1,088,644	20,465	716,172	106,294	1,804,816	126,759
Foreign private corporate securities	1,977,169	69,399	2,107,705	440,330	4,084,874	509,729
Asset-backed securities	363,744	5,510	140,090	3,331	503,834	8,841
Commercial mortgage-backed securities	101,821	1,356	489,490	52,088	591,311	53,444
Residential mortgage-backed securities	142,961	1,946	123,853	9,848	266,814	11,794
Total fixed maturities, available-for-sale	$10,716,329	$267,215	$11,256,350	$1,893,641	$21,972,679	$2,160,856

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2025 and 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $1,469 million and $2,059 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $46 million and $102 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2025, the $1,462 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and utility sectors. As of December 31, 2024, the $1,894 million of gross unrealized losses of twelve months or more were concentrated in the Company's corporate securities within the finance, consumer non-cyclical and utility sectors.
In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$1,745,409	$1,738,607
Due after one year through five years	15,738,281	15,930,893
Due after five years through ten years	12,444,358	12,660,246
Due after ten years	10,943,144	9,922,102
Asset-backed securities	5,051,514	5,076,048
Commercial mortgage-backed securities	1,370,898	1,354,310
Residential mortgage-backed securities	936,614	941,965
Total fixed maturities, available-for-sale	$48,230,218	$47,624,171
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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31
	2025	2024	2023
		(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$2,589,307	$2,097,519	$460,596
Proceeds from maturities/prepayments	3,663,766	2,300,919	1,218,844
Gross investment gains from sales and maturities	27,112	23,978	11,482
Gross investment losses from sales and maturities	(58,814)	(143,432)	(43,078)
Write-downs recognized in earnings(2)	(76,892)	(9,534)	(2,358)
(Addition to) release of allowance for credit losses	26,180	(38,406)	2,761
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $106.2 million, $(158.4) million and $57.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Year Ended December 31, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$40,414	$0	$0	$0	$40,414
Additions to allowance for credit losses not previously recorded	0	0	26,779	3,500	0	0	30,279
Reductions for securities sold during the period	0	0	(2,127)	(925)	0	0	(3,052)
Additions (reductions) on securities with previous allowance	0	0	4,072	(1,229)	0	0	2,843
Write-downs charged against the allowance	0	0	(56,202)	0	0	0	(56,202)
Balance, end of period	$0	$0	$12,936	$1,346	$0	$0	$14,282

	Year Ended December 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$2,000	$1	$0	$7	$2,008
Additions to allowance for credit losses not previously recorded	0	0	39,600	0	0	5	39,605
Reductions for securities sold during the period	0	0	(2,002)	0	0	0	(2,002)
Additions (reductions) on securities with previous allowance	0	0	337	(1)	0	(12)	324
Assets transferred (to) from parent and affiliates	0	0	479	0	0	0	479
Balance, end of period	$0	$0	$40,414	$0	$0	$0	$40,414

See Note 2 for additional information about the Company's methodology for developing its allowance and expected losses.

For the year ended December 31, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to write-downs of distressed securities, partially offset by net additions in the communications and transportation sectors within corporate securities due to adverse projected cash flows.

For the year ended December 31, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical, consumer non-cyclical and energy sectors within corporate securities due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $231.7 million, $(182.9) million and $65.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)," was $(86.3) million, $(34.2) million and $25.8 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$2,612,457	27.4%	$1,949,926	25.0%
Health Care Senior Living(1)	119,507	1.3	134,195	1.7
Hospitality	108,227	1.0	97,603	1.3
Industrial	3,448,599	36.2	2,906,413	37.3
Office	525,136	5.5	556,586	7.1
Retail	865,298	9.1	693,949	9.0
Self-Storage(1)	665,544	7.0	543,701	7.0
Other(1)	119,202	1.3	72,645	0.9
Total commercial mortgage loans	8,463,970	88.8	6,955,018	89.3
Agricultural property loans	1,068,014	11.2	830,041	10.7
Total commercial mortgage and agricultural property loans	9,531,984	100.0%	7,785,059	100.0%
Allowance for credit losses	(45,604)		(37,715)
Total net commercial mortgage and agricultural property loans	9,486,380		7,747,344
Other loans:
Residential mortgage loans	589,937		0
Other collateralized loans	11,936		11,979
Total other loans	601,873		11,979
Allowance for credit losses	(5,586)		0
Total net other loans	596,287		11,979
Total net commercial mortgage and other loans	$10,082,667		$7,759,323
(1) Prior period amounts have been updated to conform to current period presentation.

As of December 31, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (23%), Florida (8%) and Texas (8%) and included loans secured by properties in Europe (8%), Australia (1%) and Mexico (1%).
As of December 31, 2025, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (13%), California (10%) and New York (9%).

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Mortgage Loans	Total
	(in thousands)
Balance at December 31, 2022	$19,665	$598	$0	$20,263
Addition to (release of) allowance for expected losses	17,093	333	0	17,426
Balance at December 31, 2023	36,758	931	0	37,689
Addition to (release of) allowance for expected losses	5,613	3,780	0	9,393
Write-downs charged against allowance	(9,367)	0	0	(9,367)
Balance at December 31, 2024	33,004	4,711	0	37,715
Addition to (release of) allowance for expected losses	12,327	2,573	5,586	20,486
Write-downs charged against allowance	(1,915)	(5,096)	0	(7,011)
Balance at December 31, 2025	$43,416	$2,188	$5,586	$51,190

See Note 2 for additional information about the Company's methodology for developing the allowance and expected losses.
For the year ended December 31, 2025, the net increase to the allowance for credit losses on commercial mortgage and other loans was primarily related to increases in loan specific allowances in commercial mortgage loans within the retail sector and in agricultural property loans along with the establishment of general reserves for residential mortgage loans, partially offset by write-downs against loan-specific reserves within agricultural property loans and the retail sector of commercial mortgage loans.
For the year ended December 31, 2024, net additions to the allowance for credit losses on commercial mortgage and other loans were primarily related to increases in loan-specific allowances in commercial mortgage loans within the retail and office sectors and in agricultural property loans.

The following table sets forth the write-downs of commercial mortgage and other loans by origination year for the year ended December 31, 2025:

	December 31, 2025
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
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$583,935	$386,956	$339,226	$432,721	$516,692	$1,248,164	$12,429	$3,520,123
60%-69.99%	1,119,839	1,128,626	453,007	144,375	318,216	192,472	0	3,356,535
70%-79.99%	112,150	223,390	344,004	68,791	266,035	118,452	0	1,132,822
80% or greater	0	1,196	0	76,282	160,304	216,708	0	454,490
Total	$1,815,924	$1,740,168	$1,136,237	$722,169	$1,261,247	$1,775,796	$12,429	$8,463,970
Debt Service Coverage Ratio:
Greater than 1.2x	$1,709,249	$1,718,881	$944,699	$704,034	$1,261,247	$1,656,396	$10,839	$8,005,345
1.0 - 1.2x	94,819	12,972	191,538	0	0	47,395	1,590	348,314
Less than 1.0x	11,856	8,315	0	18,135	0	72,005	0	110,311
Total	$1,815,924	$1,740,168	$1,136,237	$722,169	$1,261,247	$1,775,796	$12,429	$8,463,970
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$226,434	$242,422	$74,777	$198,123	$126,275	$61,392	$35,759	$965,182
60%-69.99%	13,068	29,560	19,282	0	4,950	0	17,083	83,943
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	6,061	0	0	12,828	18,889
Total	$239,502	$271,982	$94,059	$204,184	$131,225	$61,392	$65,670	$1,068,014
Debt Service Coverage Ratio:
Greater than 1.2x	$239,502	$260,566	$85,966	$158,503	$124,612	$47,718	$52,842	$969,709
1.0 - 1.2x	0	10,473	2,358	4,755	0	10,298	0	27,884
Less than 1.0x	0	943	5,735	40,926	6,613	3,376	12,828	70,421
Total	$239,502	$271,982	$94,059	$204,184	$131,225	$61,392	$65,670	$1,068,014

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

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

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Residential mortgage loans
Performance indicators:
Performing	$571,247	$18,549	$141	$0	$0	$0	$589,937
Nonperforming	0	0	0	0	0	0	0
Total	$571,247	$18,549	$141	$0	$0	$0	$589,937

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
The following tables set forth the amortized cost basis of loan modifications made to borrowers experiencing financial difficulties during the periods indicated:

	Year Ended December 31, 2025
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans	$0	$0	0.0%

	Year Ended December 31, 2024
	Term Extension	Other Than Insignificant Delay in Payment	% of Amortized Cost
	($ in thousands)
Commercial mortgage loans	$14,546	$4,570	0.2%

During the year ended December 31, 2024, the modifications added less than one year to the weighted average life in the commercial mortgage loan portfolio.

The Company did not have any commitments to lend additional funds to borrowers experiencing financial difficulties on modified loans as of both December 31, 2025 and 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$8,462,579	$0	$0	$1,391	$8,463,970	$2,586
Agricultural property loans	1,033,714	0	0	34,300	1,068,014	38,649
Residential mortgage loans	588,368	1,569	0	0	589,937	0
Other collateralized loans	11,936	0	0	0	11,936	0
Total	$10,096,597	$1,569	$0	$35,691	$10,133,857	$41,235
(1)As of December 31, 2025, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of $0.5 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $21.2 million and $2.0 million as of December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, there were $589.9 million and $12.6 million, respectively, of commercial mortgage and other loans acquired, other than those through direct origination. For the year ended December 31, 2025, there were $100.0 million commercial mortgage and other loans sold. For the year ended December 31, 2024, there were no commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2025 and 2024.
Other Invested Assets
The following table sets forth the composition of “Other invested assets”, as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$374,958	$388,822
Hedge funds	1,671,779	1,024,534
Real estate-related	68,373	75,730
Subtotal equity method	2,115,110	1,489,086
Fair value:
Private equity	19,523	28,094
Hedge funds	52,591	14
Real estate-related	15,233	16,016
Subtotal fair value	87,347	44,124
Total LPs/LLCs	2,202,457	1,533,210
Derivative instruments	46,483	24,499
Other(1)	48,595	24,385
Total other invested assets	$2,297,535	$1,582,094
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

	December 31,
	2025	2024
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$64,973,949	$66,477,439
Total liabilities(2)	$10,051,385	$1,894,242
Partners’ capital	54,922,564	64,583,197
Total liabilities and partners’ capital	$64,973,949	$66,477,439
Equity in LP/LLC interests included above	$1,858,303	$1,338,056
Equity in LP/LLC interests not included above	325,315	230,687
Carrying value	$2,183,618	$1,568,743
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

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenues(1)	$4,783,207	$1,678,772	$3,465,807
Total expenses(2)	(924,378)	(473,445)	(979,287)
Net earnings (losses)	$3,858,829	$1,205,327	$2,486,520
Equity in net earnings (losses) of LP/LLC interests included above	$137,546	$57,119	$17,795
Equity in net earnings (losses) of LP/LLC interests not included above	31,862	18,193	11,792
Total equity in net earnings (losses)	$169,408	$75,312	$29,587
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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Fixed maturities	$531,247	$396,173
Equity securities	218	436
Commercial mortgage and other loans	46,092	29,437
Policy loans	31,288	30,820
Short-term investments and cash equivalents	9,188	9,528
Total accrued investment income	$618,033	$466,394

There were no write-downs on accrued investment income for the years ended December 31, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$2,182,678	$1,622,898	$1,139,581
Fixed maturities, trading	211,123	156,407	96,128
Equity securities	63,218	30,698	14,772
Commercial mortgage and other loans	444,449	328,853	231,994
Policy loans	66,917	65,825	48,118
Other invested assets	249,245	140,376	98,369
Short-term investments and cash equivalents	122,337	182,094	123,857
Gross investment income	3,339,967	2,527,151	1,752,819
Less: investment expenses	(129,445)	(105,134)	(77,297)
Net investment income	$3,210,522	$2,422,017	$1,675,522

The carrying value of non-income producing assets included $19.1 million in fixed maturities, available-for-sale and $0.2 million in fixed maturities, trading as of December 31, 2025. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2025.
Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed maturities(1)	$(82,414)	$(167,394)	$(31,193)
Commercial mortgage and other loans	(21,697)	(11,113)	(17,854)
LPs/LLCs(2)	(6)	576	(272)
Derivatives	(1,129,307)	713,403	(1,136,331)
Short-term investments and cash equivalents	142	974	2,033
Ceded income on modified coinsurance assets(2)(3)	(191,080)	(85,069)	37,120
Other(2)	(6,063)	40	(602)
Realized investment gains (losses), net	$(1,430,425)	$451,417	$(1,147,099)
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2025	2024	2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(1,352)	$893	$1,987
Fixed maturity securities, available-for-sale without an allowance	(590,413)	(1,955,252)	(1,406,265)
Derivatives designated as cash flow hedges(1)	(132,690)	110,565	11,934
Affiliated notes	(2,094)	(3,276)	(8,760)
Other investments(2)	12,147	785	(1,089)
Net unrealized gains (losses) on investments	$(714,402)	$(1,846,285)	$(1,402,193)
(1)For additional information regarding cash flow hedges, see Note 5.
(2)Includes net unrealized gains (losses) on certain joint ventures that are strategic in nature and are included in "Other assets".

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2025 and 2024, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Obligations of U.S. states and their political subdivisions	$1,123	$0	$1,123	$1,139	$0	$1,139
U.S. public corporate securities	3,227	0	3,227	6,949	0	6,949
U.S. private corporate securities	0	0	0	18	0	18
Foreign public corporate securities	18,272	0	18,272	10,100	0	10,100
Equity securities	0	0	0	103,166	0	103,166
Total cash collateral for loaned securities(1)	$22,622	$0	$22,622	$121,372	$0	$121,372
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

	December 31,
	2025	2024
	(in thousands)
Securities pledged:
Fixed maturities, available-for-sale	$5,661,731	$3,856,216
Fixed maturities, trading	0	17
Equity securities	0	100,601
Total securities pledged	$5,661,731	$3,956,834
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$22,622	$121,372
Other liabilities	2,482,215	3,622,596
Total liabilities supported by the pledged collateral	$2,504,837	$3,743,968
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2025 and 2024, there was $0.0 million of collateral that could be sold or repledged.
As of December 31, 2025 and 2024, there were $0.0 million and $3.6 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

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

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported:

	December 31, 2025	December 31, 2024
	(in thousands)
Fixed maturities, available-for-sale, at fair value	$39,593	$0
Other invested assets	52,590	0
Accrued investment income	129	0
Cash and cash equivalents	157	0
Income tax assets	14	0
Other assets	84	0
Total assets of consolidated variable interest entities	$92,567	$0

Payables to parent and affiliates	$739	$0
Other liabilities	3,945	0
Total liabilities of consolidated variable interest entities	$4,684	$0

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs. These VIEs consist of investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs is limited to its investment in the VIEs, which was $80 million and $0 million as of December 31, 2025 and 2024, respectively. These investments are reflected in “Other invested assets”. There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
5. DERIVATIVES AND HEDGING
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
Equity total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and SOFR plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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
Embedded Derivatives
The Company offers certain products (for example, indexed annuities and index-linked universal life) which may include features that are accounted for as embedded derivatives; related to certain of these derivatives, the Company has entered into reinsurance agreements with both affiliated and unaffiliated parties. See Note 12 for additional information on the reinsurance agreements.
These embedded derivatives and reinsurance agreements, also accounted for as derivatives, are carried at fair value and marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 6.
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

	December 31, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Interest Rate Swaps	$2,664	$0	$(103)	$2,851	$0	$(209)
Foreign Currency Swaps	4,731,873	84,065	(215,779)	3,308,842	202,606	(27,523)
Total Derivatives Designated as Hedge Accounting Instruments	$4,734,537	$84,065	$(215,882)	$3,311,693	$202,606	$(27,732)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$191,366,960	$8,656,717	$(20,427,373)	$174,170,160	$9,029,399	$(20,888,553)
Interest Rate Futures	2,076,700	2,227	(1,587)	1,518,400	1,967	(1,443)
Interest Rate Options	27,025,000	133,690	(1,331,534)	29,135,000	279,414	(1,406,265)
Interest Rate Forwards	0	0	0	0	0	0
Interest Rate Total Return Swaps	843,143	215,517	(219,681)	223,721	1,472	(2,121)
Foreign Currency
Foreign Currency Forwards	2,388,287	1,918	(12,705)	1,146,861	30,078	(181)
Credit
Credit Default Swaps	874,950	9,667	0	911,850	9,606	0
Currency/Interest Rate
Foreign Currency Swaps	2,138,269	51,698	(55,778)	2,285,052	164,152	(9,277)
Equity
Equity Total Return Swaps	31,287,562	2,697,977	(2,473,729)	23,025,217	1,160,080	(1,182,913)
Equity Options	199,267,054	9,954,651	(8,727,823)	117,107,059	4,453,762	(3,717,637)
Equity Futures	836,190	2,208	(4,586)	1,802,205	15	(6,060)
Synthetic GICs	4,186,284	0	0	3,958,847	143	(31)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$462,290,399	$21,726,270	$(33,254,796)	$355,284,372	$15,130,088	$(27,214,481)
Total Derivatives(1)(2)	$467,024,936	$21,810,335	$(33,470,678)	$358,596,065	$15,332,694	$(27,242,213)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $17,801 million and $11,968 million as of December 31, 2025 and 2024, respectively, primarily included in "Policyholders' account balances".
(2)Recorded in “Other invested assets”, “Payables to parent and affiliates” and "Other liabilities" on the Consolidated Statements of Financial Position.

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

	December 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$21,810,330	$(21,763,852)	$46,478	$0	$46,478
Total Assets	$21,810,330	$(21,763,852)	$46,478	$0	$46,478
Offsetting of Financial Liabilities:
Derivatives	$33,470,678	$(30,988,463)	$2,482,215	$(2,482,215)	$0
Total Liabilities	$33,470,678	$(30,988,463)	$2,482,215	$(2,482,215)	$0

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Total Assets	$15,332,538	$(15,308,195)	$24,343	$0	$24,343
Offsetting of Financial Liabilities:
Derivatives	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
Total Liabilities	$27,242,182	$(23,619,586)	$3,622,596	$(3,622,596)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 16. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements.

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

	Year Ended December 31, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$3	$0	$(63)	$0	$90
Currency/Interest Rate	3,904	0	56,229	(80,651)	(243,345)
Total cash flow hedges	3,907	0	56,166	(80,651)	(243,255)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	50,408	(791,731)	0	0	0
Currency	(149,674)	0	0	0	0
Currency/Interest Rate	(120,149)	0	0	(1,037)	0
Credit	14,684	0	0	0	0
Equity	3,505,905	(744,447)	0	0	0
Embedded Derivatives	(4,434,388)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(1,133,214)	(1,536,178)	0	(1,037)	0
Total	$(1,129,307)	$(1,536,178)	$56,166	$(81,688)	$(243,255)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$3	$0	$(118)	$0	$46
Currency/Interest Rate	2,256	0	48,523	34,827	98,585
Total cash flow hedges	2,259	0	48,405	34,827	98,631
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	35,600	(2,094,268)	0	0	0
Currency	54,543	0	0	0	0
Currency/Interest Rate	77,166	0	0	523	0
Credit	16,856	0	0	0	0
Equity	3,207,538	(761,850)	0	0	0
Embedded Derivatives	(2,680,559)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	711,144	(2,856,118)	0	523	0
Total	$713,403	$(2,856,118)	$48,405	$35,350	$98,631

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Interest Rate	$2	$0	$(118)	$0	$72
Currency/Interest Rate	(636)	0	43,934	(26,206)	(126,765)
Total cash flow hedges	(634)	0	43,816	(26,206)	(126,693)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	25,329	(1,555,807)	0	0	0
Currency	(16,012)	0	0	0	0
Currency/Interest Rate	(102,238)	0	0	(257)	0
Credit	14,350	0	0	0	0
Equity	1,744,218	(821,996)	0	0	0
Embedded Derivatives	(2,798,232)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(1,132,585)	(2,377,803)	0	(257)	0
Total	$(1,133,219)	$(2,377,803)	$43,816	$(26,463)	$(126,693)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$138,627
Amount recorded in AOCI
Interest Rate	(44)
Currency/Interest Rate	(109,673)
Total amount recorded in AOCI	(109,717)
Amount reclassified from AOCI to income
Interest Rate	116
Currency/Interest Rate	(17,092)
Total amount reclassified from AOCI to income	(16,976)
Balance, December 31, 2023	$11,934
Amount recorded in AOCI
Interest Rate	(69)
Currency/Interest Rate	184,191
Total amount recorded in AOCI	184,122
Amount reclassified from AOCI to income
Interest Rate	115
Currency/Interest Rate	(85,606)
Total amount reclassified from AOCI to income	(85,491)
Balance, December 31, 2024	$110,565
Amount recorded in AOCI
Interest Rate	30
Currency/Interest Rate	(263,863)
Total amount recorded in AOCI	(263,833)
Amount reclassified from AOCI to income
Interest Rate	60
Currency/Interest Rate	20,518
Total amount reclassified from AOCI to income	20,578
Balance, December 31, 2025	$(132,690)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2025 values, it is estimated that a pre-tax gain of $38 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2026.

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

Credit Derivatives
Credit derivatives, where the Company has written credit protection on certain index references, have outstanding notional amounts of $875 million and $912 million as of December 31, 2025 and 2024, respectively. These credit derivatives are reported at fair value as an asset of $10 million and $10 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 the notional amount of these credit derivatives had the following NAIC ratings: $845 million in NAIC 3 and $30 million in NAIC 6.
The Company has no exposure on purchased credit protection as of December 31, 2025 and 2024.
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
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents (primarily commercial paper), short-term investments, certain OTC derivatives, separate account assets, receivables from parent and affiliates, other liabilities and embedded derivatives associated with certain reinsurance arrangements.
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

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,117,320	$0	$	$1,117,320
Obligations of U.S. states and their political subdivisions	0	434,528	0		434,528
Foreign government securities	0	424,735	0		424,735
U.S. corporate public securities	0	19,067,987	0		19,067,987
U.S. corporate private securities	0	5,860,168	842,444		6,702,612
Foreign corporate public securities	0	5,312,470	8,746		5,321,216
Foreign corporate private securities	0	6,722,526	460,924		7,183,450
Asset-backed securities(2)	0	3,814,974	1,261,074		5,076,048
Commercial mortgage-backed securities	0	1,278,970	75,340		1,354,310
Residential mortgage-backed securities	0	933,162	8,803		941,965
Subtotal	0	44,966,840	2,657,331		47,624,171
Market risk benefit assets	0	0	2,655,866		2,655,866
Fixed maturities, trading	0	4,738,551	153,956		4,892,507
Equity securities	2,731,986	135,295	2,350		2,869,631
Short-term investments	0	271,028	164		271,192
Cash equivalents	50,286	2,464,769	0		2,515,055
Other invested assets(3)	285,479	21,524,856	0	(21,763,852)	46,483
Reinsurance recoverables and deposit receivables	0	0	804,855		804,855
Receivables from parent and affiliates	0	291,583	358,188		649,771
Subtotal excluding separate account assets	3,067,751	74,392,922	6,632,710	(21,763,852)	62,329,531
Separate account assets(4)(5)	567,387	110,105,979	21,982		110,695,348
Total assets	$3,635,138	$184,498,901	$6,654,692	$(21,763,852)	$173,024,879
Market risk benefit liabilities	$0	$0	$4,482,417	$	$4,482,417
Policyholders' account balances	0	0	18,606,282		18,606,282
Reinsurance and funds withheld payables	0	265	0		265
Payables to parent and affiliates	0	33,211,800	0	(30,731,963)	2,479,837
Other liabilities	258,878	0	0	(256,500)	2,378
Total liabilities	$258,878	$33,212,065	$23,088,699	$(30,988,463)	$25,571,179

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,099,241	$0	$	$1,099,241
Obligations of U.S. states and their political subdivisions	0	541,066	0		541,066
Foreign government securities	0	309,686	648		310,334
U.S. corporate public securities	0	13,238,428	0		13,238,428
U.S. corporate private securities	0	4,996,400	757,697		5,754,097
Foreign corporate public securities	0	3,692,124	6,727		3,698,851
Foreign corporate private securities	0	4,906,450	435,183		5,341,633
Asset-backed securities(2)	0	3,126,089	624,574		3,750,663
Commercial mortgage-backed securities	0	820,457	75,318		895,775
Residential mortgage-backed securities	0	356,072	0		356,072
Subtotal	0	33,086,013	1,900,147		34,986,160
Market risk benefit assets	0	0	2,637,363		2,637,363
Fixed maturities, trading	0	3,778,760	66,285		3,845,045
Equity securities	2,587,791	15,514	20,515		2,623,820
Short-term investments	0	390,745	105,540		496,285
Cash equivalents	0	2,851,250	33		2,851,283
Other invested assets(3)	2,302	15,330,249	143	(15,308,195)	24,499
Reinsurance recoverables and deposit receivables	0	0	645,193		645,193
Receivables from parent and affiliates	0	169,072	351,390		520,462
Subtotal excluding separate account assets	2,590,093	55,621,603	5,726,609	(15,308,195)	48,630,110
Separate account assets(4)(5)	273,288	111,415,717	10,547		111,699,552
Total assets	$2,863,381	$167,037,320	$5,737,156	$(15,308,195)	$160,329,662
Market risk benefit liabilities	$0	$0	$4,281,244	$	$4,281,244
Policyholders' account balances	0	0	12,624,585		12,624,585
Payables to parent and affiliates	0	27,232,920	0	(23,617,643)	3,615,277
Other liabilities	7,988	1,274	31	(1,943)	7,350
Total liabilities	$7,988	$27,234,194	$16,905,860	$(23,619,586)	$20,528,456
(1)"Netting" amounts represent cash collateral of $(9,225) million and $(8,311) million as of December 31, 2025 and 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity loans, auto loans and education loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2025 and 2024, the fair value of such investments was $87 million and $44 million, respectively.
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
(5)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate-owned life insurance fund. At December 31, 2025 and 2024, the fair value of such investments was $7,914 million and $6,444 million, respectively.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2025 and 2024, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Derivative Instruments – Derivatives are recorded at fair value either as assets within "Other invested assets", or as liabilities within "Payables to parent and affiliates" or "Other liabilities", except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors.
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
Reinsurance Recoverables and Deposit Receivables – Reinsurance recoverables and deposit receivables primarily include (1) an embedded derivative associated with net receivables from modified coinsurance arrangements where the Company is the cedant; and (2) an embedded derivatives on deposit receivables where the Company has ceded fixed indexed annuities. The methods and assumptions used to estimate the fair value are consistent with those described below in "Policyholders' account balances".
Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity where fair value is determined consistent with similar securities described above under "Fixed Maturity Securities" managed by affiliated asset managers.
Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities, real estate, mutual funds and commercial mortgage loans for which values are determined consistent with similar instruments described above under "Fixed Maturity Securities" and "Equity Securities".
Market Risk Benefits – Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the insurance entity to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.
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
Policyholders' Account Balances – The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life and annuity products that provide policyholders with index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.
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
Reinsurance and Funds Withheld Payables – Reinsurance and funds withheld payables primarily includes an embedded derivative associated with certain funds withheld reinsurance arrangements that are described in Note 12. The fair value is determined based on the valuation of the underlying funds withheld assets identified to support the payable due to the applicable reinsurance counterparties.
Other Liabilities – Other liabilities include certain derivative instruments. The fair values of derivative instruments are determined consistent with those described above under "Derivative Instruments".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,187,393	Discounted cash flow	Discount rate	1.85%	25.50%	9.62%	Decrease
		Market comparables	EBITDA multiple(4)	7.00 X	7.00 X	7.00 X	Increase
		Liquidation	Liquidation value	12.01%	30.83%	28.88%	Increase
Asset-backed securities	$403,303	Discounted cash flow	Discount rate	2.10%	10.05%	5.42%	Decrease
Commercial mortgage-backed securities	$75,340	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(5)	$2,655,866	Discounted cash flow	Lapse rate(6)	1%	20%		Increase
			Spread over SOFR(7)	0.38%	1.61%		Increase
			Utilization rate(8)	37%	94%		Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance recoverables and deposit receivables(11)	$804,855	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.38%	1.61%		Decrease
			Option budget(13)	(2)%	9%		Increase
Receivables from parent and affiliates	$354,207	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,482,417	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR(7)	0.38%	1.61%		Decrease
			Utilization rate(8)	37%	94%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(12)	$18,606,282	Discounted cash flow	Lapse rate(6)	0%	80%		Decrease
			Spread over SOFR(7)	0.38%	1.61%		Decrease
			Mortality rate(10)	0%	23%		Decrease
			Option budget(13)	(2)%	9%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs		Minimum		Maximum		Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$1,130,627	Discounted cash flow	Discount rate		2.15%		20.00%		11.15%	Decrease
		Market comparables	EBITDA multiple(4)	5.0	X	5.0	X	5.0	X	Increase
		Liquidation	Liquidation value		75.00%		75.00%		75.00%	Increase
Asset-backed securities	$90,370	Discounted cash flow	Discount rate		2.30%		10.70%		6.18%	Decrease
Commercial mortgage-backed securities	$75,318	Discounted cash flow	Liquidity premium		1.00%		1.00%		1.00%	Decrease
Market risk benefit assets(5)	$2,637,363	Discounted cash flow	Lapse rate(6)		1%		20%			Increase
			Spread over SOFR(7)		0.29%		1.79%			Increase
			Utilization rate(8)		37%		94%			Decrease
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		16%			Increase
			Equity volatility curve		16%		25%			Decrease
Reinsurance recoverables and deposit receivables(11)	$645,193	Discounted cash flow	Lapse rate(6)		0%		80%			Decrease
			Spread over SOFR(7)		0.29%		1.71%			Decrease
			Option budget(13)		(1)%		7%			Increase
Receivables from parent and affiliates	$328,001	Liquidation	Liquidation value		100%		100%		100%	Increase
Liabilities:
Market risk benefit liabilities(5)	$4,281,244	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over SOFR(7)		0.29%		1.79%			Decrease
			Utilization rate(8)		37%		94%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		16%			Decrease
			Equity volatility curve		16%		25%			Increase
Policyholders' account balances(12)	$12,624,585	Discounted cash flow	Lapse rate(6)		0%		80%			Decrease
			Spread over SOFR(7)		0.29%		1.73%			Decrease
			Mortality rate(10)		0%		23%			Decrease
			Option budget(13)		(1)%		7%			Increase
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
(7)The spread over the SOFR swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2025 and 2024, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt. Effective April 2023, the Company entered into an agreement with The Ohio National Life Insurance Company, now known as AuguStar Life Insurance Company ("AuguStar"), an affiliate of Constellation Insurance Holdings, Inc., to reinsure approximately $10 billion of account values of PDI traditional variable annuity contracts with guaranteed living benefits. See Note 12 for additional information regarding this transaction. As a result of this transaction, a ceded MRB asset balance was established to fair value the reinsurance reimbursements to the Company. The establishment of the fair value also required an estimate of NPR for AuguStar, which may differ from the Company's; however, the NPR spreads for AuguStar were developed using a methodology similar to that of the Company.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2025 and 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Year Ended December 31, 2025(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$648	$(8)	$0	$0	$0	$(640)	$0	$0	$0	$0	$0
Corporate securities(3)	1,199,607	(18,352)	1,298,618	(929,011)	0	(275,269)	(3,819)	54,950	(14,610)	1,312,114	(26,070)
Structured securities(4)	699,892	6,535	879,448	(38,219)	0	(229,224)	(30,444)	292,257	(235,028)	1,345,217	4,813
Other assets:
Fixed maturities, trading	66,285	22,926	565,106	0	0	(46,805)	26,461	2,166	(482,183)	153,956	26,447
Equity securities	20,515	(140)	2,249	0	0	0	0	0	(20,274)	2,350	(140)
Other invested assets	143	(143)	0	0	0	0	0	0	0	0	(143)
Short-term investments	105,540	(201)	4,018	(104,545)	0	(25,279)	(1,741)	22,372	0	164	(226)
Cash equivalents	33	(46)	2,660	(35)	0	(2,305)	(307)	0	0	0	(80)
Reinsurance recoverables and deposit receivables(5)	645,193	(19,866)	179,528	0	0	0	0	0	0	804,855	(337,374)
Separate account assets	10,547	520	12,710	(789)	0	(1,006)	0	0	0	21,982	533
Receivables from parent and affiliates	351,390	(8,467)	159,069	(16,034)	0	(135,122)	30,792	0	(23,440)	358,188	(588)
Liabilities:
Policyholders' account balances(5)	(12,624,585)	(4,407,178)	0	0	(1,574,519)	0	0	0	0	(18,606,282)	675,999
Other liabilities	(31)	31	0	0	0	0	0	0	0	0	31
Notes issued by consolidated variable interest entities	0	0	0	0	(17,538)	17,538	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2025
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(51,531)	$0	$0	$38,751	$955	$(57,441)	$0	$0	$36,184
Other assets:
Fixed maturities, trading	0	23,182	0	0	(256)	0	26,447	0	0
Equity securities	0	(140)	0	0	0	0	(140)	0	0
Other invested assets	(143)	0	0	0	0	(143)	0	0	0
Short-term investments	184	0	0	(385)	0	125	0	0	(351)
Cash equivalents	(46)	0	0	0	0	(80)	0	0	0
Reinsurance recoverables and deposit receivables	(19,866)	0	0	0	0	(337,374)	0	0	0
Separate account assets	0	0	520	0	0	0	0	533	0
Receivables from parent and affiliates	(7,689)	0	0	(778)	0	0	0	0	(588)
Liabilities:
Policyholders' account balances	(4,407,178)	0	0	0	0	675,999	0	0	0
Other liabilities	31	0	0	0	0	31	0	0	0
Notes issued by consolidated variable interest entities	0	0	0	0	0	0	0	0	0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government	$682	$(34)	$0	$0	$0	$0	$0	$0	$0	$648	$(44)
Corporate securities(3)	1,014,343	(69,658)	1,172,201	(702,073)	0	(183,577)	(64,672)	33,043	0	1,199,607	(61,011)
Structured securities(4)	177,237	(5,386)	771,208	(40,508)	0	(96,067)	65,480	34,578	(206,650)	699,892	(3,394)
Other assets:
Fixed maturities, trading	34,048	(9,654)	261,968	(52)	0	(2,261)	0	18,842	(236,606)	66,285	(9,705)
Equity securities	28,709	(2,135)	273	(6,120)	0	(6,332)	6,120	0	0	20,515	(230)
Other invested assets	1	142	0	0	0	0	0	0	0	143	142
Short-term investments	1,759	1,539	117,046	(13,113)	0	(1,488)	(203)	0	0	105,540	321
Cash equivalents	0	(41)	744	0	0	(65)	(605)	0	0	33	(41)
Reinsurance recoverables and deposit receivables(5)	192,642	26,029	333,291	0	0	0	93,231	0	0	645,193	(122,807)
Separate account assets	5,985	457	5,823	(2,050)	0	(126)	0	458	0	10,547	457
Receivables from parent and affiliates	0	90	418,916	(51,199)	0	0	0	0	(16,417)	351,390	90
Liabilities:
Policyholders' account balances(5)	(7,697,627)	(2,687,101)	0	0	(2,286,786)	0	46,929	0	0	(12,624,585)	1,254,144
Other liabilities	0	(31)	0	0	0	0	0	0	0	(31)	(31)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(54,924)	$0	$0	$(19,313)	$(841)	$(40,765)	$0	$0	$(23,684)
Other assets:
Fixed maturities, trading	0	(9,661)	0	0	7	0	(9,705)	0	0
Equity securities	0	(2,135)	0	0	0	0	(230)	0	0
Other invested assets	142	0	0	0	0	142	0	0	0
Short-term investments	1,142	0	0	385	12	(64)	0	0	385
Cash equivalents	(41)	0	0	0	0	(41)	0	0	0
Reinsurance recoverables and deposit receivables	26,029	0	0	0	0	(122,807)	0	0	0
Separate account assets	0	0	457	0	0	0	0	457	0
Receivables from parent and affiliates	0	0	0	90	0	0	0	0	90
Liabilities:
Policyholders' account balances	(2,687,101)	0	0	0	0	1,254,144	0	0	0
Other liabilities	(31)	0	0	0	0	(31)	0	0	0

	Year Ended December 31, 2023
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders' account balances	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,081)	$0	$0	$(2,808)	$490	$(2,904)	$0	$0	$(2,420)
Other assets:
Fixed maturities, trading	0	1,080	0	0	3	0	1,225	0	0
Equity securities	0	(928)	0	0	0	0	(928)	0	0
Other invested assets	1	0	0	0	0	1	0	0	0
Short-term investments	1,857	0	0	(73)	789	0	0	0	0
Reinsurance recoverables and deposit receivables	(104,596)	0	0	0	0	(119,067)	0	0	0
Separate account assets	0	0	408	0	0	0	0	406	0
Liabilities:
Policyholders' account balances	(2,649,136)	0	0	0	0	(368,507)	0	0	0
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
(5)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables and deposit receivables are presented net in the rollforward.
(6)Excludes MRB assets of $2,656 million and $2,637 million and MRB liabilities of $4,482 million and $4,281 million as of December 31, 2025 and 2024, respectively. See Note 11 for additional information.
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

	December 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$10,113,511	$10,113,511	$10,082,667
Policy loans	0	0	1,666,965	1,666,965	1,666,965
Short-term investments	49,602	0	0	49,602	49,602
Cash and cash equivalents	361,333	0	0	361,333	361,333
Accrued investment income	0	618,033	0	618,033	618,033
Reinsurance recoverables and deposit receivables	0	0	4,588,399	4,588,399	4,589,685
Receivables from parent and affiliates	0	313,681	0	313,681	313,681
Other assets	0	267,560	0	267,560	267,560
Total assets	$410,935	$1,199,274	$16,368,875	$17,979,084	$17,949,526
Liabilities:
Policyholders’ account balances - investment contracts	$0	$762,066	$14,868,285	$15,630,351	$15,644,802
Cash collateral for loaned securities	0	22,622	0	22,622	22,622
Reinsurance and funds withheld payables	0	2,886,507	0	2,886,507	2,886,507
Payables to parent and affiliates	0	17,380	0	17,380	17,380
Other liabilities	0	657,530	30,794	688,324	688,324
Total liabilities	$0	$4,346,105	$14,899,079	$19,245,184	$19,259,635

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$7,534,909	$7,534,909	$7,759,323
Policy loans	0	0	1,541,480	1,541,480	1,541,480
Short-term investments	21,101	0	0	21,101	21,101
Cash and cash equivalents	474,415	0	0	474,415	474,415
Accrued investment income	0	466,394	0	466,394	466,394
Reinsurance recoverables and deposit receivables	0	0	2,355,489	2,355,489	2,357,292
Receivables from parent and affiliates	0	157,566	0	157,566	157,566
Other assets	0	203,493	0	203,493	203,493
Total assets	$495,516	$827,453	$11,431,878	$12,754,847	$12,981,064
Liabilities:
Policyholders’ account balances - investment contracts	$0	$815,520	$9,995,841	$10,811,361	$10,826,931
Cash collateral for loaned securities	0	121,372	0	121,372	121,372
Reinsurance and funds withheld payables	0	2,602,140	0	2,602,140	2,602,140
Payables to parent and affiliates	0	38,571	0	38,571	38,571
Other liabilities	0	849,278	31,606	880,884	880,884
Total liabilities	$0	$4,426,881	$10,027,447	$14,454,328	$14,469,898
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
Reinsurance Recoverables and Deposit Receivables
Reinsurance recoverables and deposit receivables include receivables from modified coinsurance arrangements and other reinsurance arrangements between the Company, its affiliates, and third-parties. See Note 12 for additional information about the Company's reinsurance arrangements. Deposit receivables primarily consist of deposit assets related to the reinsurance agreements. Deposits made are included in "Reinsurance recoverables and deposit receivables". The deposit assets are adjusted as amounts are paid, consistent with the underlying contracts.
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
Reinsurance and Funds Withheld Payables
Reinsurance and funds withheld payables include amounts payable to the reinsurer under coinsurance with funds withheld arrangements where the Company is the cedant. Deposits received are included in "Reinsurance and funds withheld payables". The deposit liabilities are adjusted as amounts are received, consistent with the underlying contracts.
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
Notes to Consolidated Financial Statements—(Continued)
7. DEFERRED POLICY ACQUISITION COSTS, DEFERRED REINSURANCE AND DEFERRED SALES INDUCEMENTS

Deferred Policy Acquisition Costs

The following table shows a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Fixed Annuities	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, December 31, 2022	$102,251	$3,759,819	$648,837	$2,445,290	$6,956,197
Capitalization	117,851	263,869	159,000	580,715	1,121,435
Amortization expense	(22,165)	(331,368)	(63,949)	(122,028)	(539,510)
Other(1)	0	(393,385)	0	(1)	(393,386)
Balance, December 31, 2023	197,937	3,298,935	743,888	2,903,976	7,144,736
Capitalization	216,410	430,520	183,463	703,465	1,533,858
Amortization expense	(42,705)	(356,254)	(63,447)	(140,951)	(603,357)
Other(2)(3)	0	0	(249,836)	(18,341)	(268,177)
Balance, December 31, 2024	371,642	3,373,201	614,068	3,448,149	7,807,060
Capitalization	185,807	387,360	184,695	735,656	1,493,518
Amortization expense	(59,503)	(403,516)	(48,252)	(152,256)	(663,527)
Other	(1,235)	16,937	(637)	3,067	18,132
Balance, December 31, 2025	$496,711	$3,373,982	$749,874	$4,034,616	$8,655,183
(1)    Includes the impact of the reinsurance agreement with AuguStar. See Note 12 for additional information.
(2)    Includes the impacts of the Universal Life reinsurance transaction with PAR U and PURE. See Note 12 for additional information.
(3)    Includes the impacts of the Term Life reinsurance transaction with PARCC. See Note 12 for additional information.

Deferred Reinsurance Losses

The following table shows a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Variable Annuities	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, December 31, 2022	$223,515	$69,378	$0	$292,893
Amortization	(29,403)	(8,374)	0	(37,777)
Other	(1)	0	0	(1)
Balance, December 31, 2023	194,111	61,004	0	255,115
Amortization	(29,876)	(15,345)	(9,528)	(54,749)
Other(1)(2)	3	351,025	979,000	1,330,028
Balance, December 31, 2024	164,238	396,684	969,472	1,530,394
Amortization	(29,685)	(36,797)	(37,800)	(104,282)
Other	4	0	0	4
Balance, December 31, 2025	$134,557	$359,887	$931,672	$1,426,116
(1)    Includes $979 million DRL related to the reinsurance transaction with Wilton Re. See Note 12 for additional information.
(2)    Includes $351 million DRL related to the reinsurance transaction with PARCC. See Note 12 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Deferred Reinsurance Gains

The following table shows a rollforward for the lines of business that contain DRG balances, along with a reconciliation to the Company's total DRG balance:

	Fixed Annuities	Variable Annuities	Variable / Universal Life	International	Total
	(in thousands)
Balance, December 31, 2022	$57,898	$0	$1,434,958	$0	$1,492,856
Amortization	(9,790)	(15,612)	(71,462)	0	(96,864)
Other(1)	(34)	277,333	0	0	277,299
Balance, December 31, 2023	48,074	261,721	1,363,496	0	1,673,291
Amortization	(10,516)	(20,061)	(121,190)	0	(151,767)
Other(2)(3)	(10)	(32)	1,797,303	0	1,797,261
Balance, December 31, 2024	37,548	241,628	3,039,609	0	3,318,785
Amortization	(9,303)	(19,298)	(120,590)	(726)	(149,917)
Other(4)	159	76	(1,396,768)	13,208	(1,383,325)
Balance, December 31, 2025	$28,404	$222,406	$1,522,251	$12,482	$1,785,543
(1)    Includes the impact of the reinsurance agreement with AuguStar. See Note 12 for additional information.
(2)    Includes the impact of the Universal Life reinsurance transaction with PAR U, PURE and Prudential Insurance effective January 1, 2024, including $1,207 million of DRG, partially offset by a $116 million write-off of the DRG that was recognized with the previous reinsurance agreement. See Note 12 for additional information.
(3)    Includes the impact of the Universal Life reinsurance transaction with PAR U and Prudential Insurance effective October 2024, including $798 million DRG, partially offset by a $94 million write-off of the DRG that was recognized with the previous reinsurance agreement. See Note 12 for additional information.
(4) Includes the impact of recognizing the previously existing DRG, attributable to the recapture of certain YRT transactions from Prudential Insurance effective October 1, 2025. See Note 12 for additional information.

Deferred Sales Inducements

The following table shows a rollforward of DSI balances for variable annuity products, which is the only line of business that contains a DSI balance, along with a reconciliation to the Company's total DSI balance:

Variable Annuities
(in thousands)
Balance, December 31, 2022	$381,504
Capitalization	1,514
Amortization expense	(31,625)
Other	31
Balance, December 31, 2023	351,424
Capitalization	1,243
Amortization expense	(30,316)
Balance, December 31, 2024	322,351
Capitalization	4,047
Amortization expense	(29,370)
Other	385
Balance, December 31, 2025	$297,413

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within "Future policy benefits" or "Market risk benefit liabilities" (or "assets", if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses)”.

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Asset Type:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$16,501	$15,548
Obligations of U.S. states and their political subdivisions authorities	146	115
U.S. corporate securities	57,197	24,458
Foreign corporate securities	5,399	3,158
Asset-backed securities	0	1,099
Mortgage-backed securities	156	82
Mutual funds:
Equity	74,323,288	73,226,610
Fixed Income	30,602,384	33,828,097
Other	5,363,232	4,431,975
Equity securities	285,502	126,792
Other invested assets	7,916,554	6,444,077
Short-term investments	2,690	2,559
Cash and cash equivalents	36,169	38,686
Total	$118,609,218	$118,143,256

For the periods ended December 31, 2025, 2024, and 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Year Ended December 31, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$85,183,055	$32,960,201	$118,143,256
Deposits	554,841	4,087,138	4,641,979
Investment performance	9,669,502	4,751,811	14,421,313
Policy charges	(1,974,025)	(1,009,626)	(2,983,651)
Surrenders and withdrawals	(14,062,933)	(699,640)	(14,762,573)
Benefit payments	(81,959)	(357,630)	(439,589)
Net transfers (to) from general account	9,237	(551,221)	(541,984)
Other	5,986	124,481	130,467
Balance, end of period	$79,303,704	$39,305,514	$118,609,218

Cash surrender value(1)	$78,673,352	$37,814,966	$116,488,318

	Year Ended December 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$92,383,121	$26,805,364	$119,188,485
Deposits	601,236	3,513,738	4,114,974
Investment performance	8,395,586	4,657,022	13,052,608
Policy charges	(2,210,261)	(923,275)	(3,133,536)
Surrenders and withdrawals	(13,827,431)	(450,573)	(14,278,004)
Benefit payments	(66,029)	(285,680)	(351,709)
Net transfers (to) from general account	(100,193)	(380,869)	(481,062)
Other	7,026	24,474	31,500
Balance, end of period	$85,183,055	$32,960,201	$118,143,256

Cash surrender value(1)	$84,325,382	$29,592,881	$113,918,263

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$91,785,447	$22,265,799	$114,051,246
Deposits	440,707	2,745,751	3,186,458
Investment performance	12,219,777	4,310,729	16,530,506
Policy charges	(2,296,859)	(829,539)	(3,126,398)
Surrenders and withdrawals	(9,687,372)	(347,955)	(10,035,327)
Benefit payments	(73,791)	(226,242)	(300,033)
Net transfers (to) from general account(2)	(15,121)	(1,175,575)	(1,190,696)
Other	10,333	62,396	72,729
Balance, end of period	$92,383,121	$26,805,364	$119,188,485

Cash surrender value(1)	$91,201,190	$23,700,726	$114,901,916
(1) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(2) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 16 for additional information.
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

In 2023, the Company recognized an impact to net income attributable to the annual reviews and update of assumptions and other refinements for liability for future policy benefits. Overall impact is immaterial for direct and assumed benefit reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to unfavorable model refinements, partially offset by updates to economic assumptions, including expected future rates of returns on universal life policies with secondary guarantees.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Benefit Reserves

The balances of and changes in benefit reserves as of and for the periods indicated consist of the three tables presented below: present value of expected net premiums rollforward, present value of expected future policy benefits rollforward, and net liability for future policy benefits.

	Year Ended December 31, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,414,703	$0	$10,414,703
Effect of cumulative changes in discount rate assumptions, beginning of period	567,443	0	567,443
Balance at original discount rate, beginning of period	10,982,146	0	10,982,146
Effect of assumption update	(207,935)	0	(207,935)
Effect of actual variances from expected experience and other activity	(165,564)	110	(165,454)
Adjusted balance, beginning of period	10,608,647	110	10,608,757
Issuances	785,281	48,472	833,753
Net premiums / considerations collected	(1,301,943)	(48,582)	(1,350,525)
Interest accrual	511,138	0	511,138
Other adjustments(1)	(226,656)	0	(226,656)
Balance at original discount rate, end of period	10,376,467	0	10,376,467
Effect of cumulative changes in discount rate assumptions, end of period	(292,273)	0	(292,273)
Balance, end of period	$10,084,194	$0	$10,084,194

	Year Ended December 31, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$17,689,399	$238,086	$17,927,485
Effect of cumulative changes in discount rate assumptions, beginning of period	1,091,673	19,442	1,111,115
Balance at original discount rate, beginning of period	18,781,072	257,528	19,038,600
Effect of assumption update	(332,969)	22	(332,947)
Effect of actual variances from expected experience and other activity	(224,159)	4,279	(219,880)
Adjusted balance, beginning of period	18,223,944	261,829	18,485,773
Issuances	785,281	48,472	833,753
Interest accrual	902,570	10,656	913,226
Benefit payments	(1,365,376)	(36,560)	(1,401,936)
Other adjustments(1)	60,282	(186)	60,096
Balance at original discount rate, end of period	18,606,701	284,211	18,890,912
Effect of cumulative changes in discount rate assumptions, end of period	(574,785)	(6,586)	(581,371)
Balance, end of period	$18,031,916	$277,625	$18,309,541
Other, end of period			1,447
Total balance, end of period			$18,310,988
(1)     Includes the impact of recognizing the recapture of certain YRT transactions from Prudential Insurance effective October 1, 2025. See Note 12 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$7,947,722	$277,625	$8,225,347
Flooring impact, end of period	566	0	566
Balance, end of period, post-flooring	7,948,288	277,625	8,225,913
Less: Reinsurance recoverables	7,170,499	22,913	7,193,412
Balance after reinsurance recoverables, end of period, post-flooring	$777,789	$254,712	$1,032,501

	Year Ended December 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$10,927,833	$0	$10,927,833
Effect of cumulative changes in discount rate assumptions, beginning of period	225,711	0	225,711
Balance at original discount rate, beginning of period	11,153,544	0	11,153,544
Effect of assumption update	21,466	0	21,466
Effect of actual variances from expected experience and other activity	(219,878)	58	(219,820)
Adjusted balance, beginning of period	10,955,132	58	10,955,190
Issuances	827,606	35,717	863,323
Net premiums / considerations collected	(1,319,501)	(35,775)	(1,355,276)
Interest accrual	511,817	0	511,817
Other adjustments	7,092	0	7,092
Balance at original discount rate, end of period	10,982,146	0	10,982,146
Effect of cumulative changes in discount rate assumptions, end of period	(567,443)	0	(567,443)
Balance, end of period	$10,414,703	$0	$10,414,703

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

The following tables provide supplemental information related to the balances of and changes in benefit reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Year Ended December 31, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$22,036,916	$0
Discounted expected future gross premiums (at original discount rate)	$14,871,462	$0
Discounted expected future gross premiums (at current discount rate)	$14,532,537	$0
Undiscounted expected future benefits and expenses	$28,846,500	$380,345
Weighted-average duration of the liability in years (at original discount rate)	9	6
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.10%	4.20%
Weighted-average interest rate (at current discount rate)	5.27%	5.13%

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,815,010	$0
Discounted expected future gross premiums (at original discount rate)	$14,889,078	$0
Discounted expected future gross premiums (at current discount rate)	$14,154,658	$0
Undiscounted expected future benefits and expenses	$29,163,241	$346,892
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	9	6
Weighted-average interest rate (at original discount rate)	5.13%	3.94%
Weighted-average interest rate (at current discount rate)	5.59%	5.49%

	Year Ended December 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$21,871,767	$0
Discounted expected future gross premiums (at original discount rate)	$15,027,611	$0
Discounted expected future gross premiums (at current discount rate)	$14,748,999	$0
Undiscounted expected future benefits and expenses	$29,118,532	$332,902
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.17%	3.70%
Weighted-average interest rate (at current discount rate)	4.99%	4.95%
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

In 2025, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Deferred Profit Liability

The balances of and changes in DPL for the years ended December 31, are as follows:

	2025	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post-flooring	$22,939	$14,818	$18,193
Effect of assumption update	(21)	2,110	0
Effect of actual variances from expected experience and other activity	(2,280)	580	(6,978)
Adjusted balance, beginning of period	20,638	17,508	11,215
Profits deferred	4,826	7,070	5,191
Interest accrual	974	729	552
Amortization	(3,052)	(2,345)	(2,129)
Other adjustments	(12)	(23)	(11)
Balance, end of period, post-flooring	23,374	22,939	14,818
Less: Reinsurance recoverables	2,226	1,513	1,365
Balance after reinsurance recoverables, end of period	$21,148	$21,426	$13,453

Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed lifetime withdrawal benefit ("GLWB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life and annuity contracts.

The following table shows a rollforward of AIR balances for variable and universal life and fixed annuities products, for the periods indicated, along with a reconciliation to the Company's total AIR balance:

	Year Ended December 31, 2025
	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$16,351,052	$0	$16,351,052
Flooring impact and amounts in AOCI	617,186	0	617,186
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	16,968,238	0	16,968,238
Effect of assumption update	(41,977)	0	(41,977)
Effect of actual variances from expected experience and other activity	180,041	70,226	250,267
Adjusted balance, beginning of period	17,106,302	70,226	17,176,528
Assessments collected(1)	1,196,649	68,398	1,265,047
Interest accrual	593,950	2,262	596,212
Benefits paid	(377,813)	0	(377,813)
Other adjustments(2)	430,761	0	430,761
Balance, excluding amounts in AOCI, end of period, pre-flooring	18,949,849	140,886	19,090,735
Flooring impact and amounts in AOCI	(430,105)	(2,011)	(432,116)
Balance, including amounts in AOCI, end of period, post-flooring	18,519,744	138,875	18,658,619
Less: Reinsurance recoverables	18,257,481	0	18,257,481
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$262,263	$138,875	401,138
Other			7,391
Total balance after reinsurance recoverables			$408,529

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$14,280,792	$0	$14,280,792
Flooring impact and amounts in AOCI	831,583	0	831,583
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	15,112,375	0	15,112,375
Effect of assumption update	154,058	0	154,058
Effect of actual variances from expected experience and other activity	265,684	0	265,684
Adjusted balance, beginning of period	15,532,117	0	15,532,117
Assessments collected(1)	1,242,684	0	1,242,684
Interest accrual	536,678	0	536,678
Benefits paid	(343,241)	0	(343,241)
Balance, excluding amounts in AOCI, end of period, pre-flooring	16,968,238	0	16,968,238
Flooring impact and amounts in AOCI	(617,186)	0	(617,186)
Balance, including amounts in AOCI, end of period, post-flooring	16,351,052	0	16,351,052
Less: Reinsurance recoverables	16,129,846	0	16,129,846
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$221,206	$0	221,206
Other			0
Total balance after reinsurance recoverables			$221,206

	Year Ended December 31, 2023
	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Balance, including amounts in AOCI, beginning of period, post-flooring	$12,664,445	$0	$12,664,445
Flooring impact and amounts in AOCI	1,269,236	0	1,269,236
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	13,933,681	0	13,933,681
Effect of assumption update	22,910	0	22,910
Effect of actual variances from expected experience and other activity	34,021	0	34,021
Adjusted balance, beginning of period	13,990,612	0	13,990,612
Assessments collected(1)	929,709	0	929,709
Interest accrual	486,253	0	486,253
Benefits paid	(294,199)	0	(294,199)
Balance, excluding amounts in AOCI, end of period, pre-flooring	15,112,375	0	15,112,375
Flooring impact and amounts in AOCI	(831,583)	0	(831,583)
Balance, including amounts in AOCI, end of period, post-flooring	14,280,792	0	14,280,792
Less: Reinsurance recoverables	14,054,600	0	14,054,600
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$226,192	$0	226,192
Other			0
Total balance after reinsurance recoverables			$226,192
(1)     Represents the portion of gross assessments required to fund the future policy benefits.
(2)     Includes the impact of recognizing the recapture of certain YRT transactions from Prudential Insurance effective October 1, 2025. See Note 12 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2025
	Variable / Universal Life	Fixed Annuities
Weighted-average duration of the liability in years (at original discount rate)	21	21
Weighted-average interest rate (at original discount rate)	3.34%	2.71%

	Year Ended December 31, 2024
	Variable / Universal Life	Fixed Annuities
Weighted-average duration of the liability in years (at original discount rate)	22	N/A
Weighted-average interest rate (at original discount rate)	3.33%	N/A

	Year Ended December 31, 2023
	Variable / Universal Life	Fixed Annuities
Weighted-average duration of the liability in years (at original discount rate)	22	N/A
Weighted-average interest rate (at original discount rate)	3.39%	N/A

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, benefit reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for future policy benefits as reported on the Company's Consolidated Statements of Financial Position for the years ended December 31,:

	2025	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$8,225,913	$7,512,826	$7,727,206
Deferred profit liability, end of period, post-flooring	23,374	22,939	14,818
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	18,658,619	16,351,052	14,280,792
Subtotal of amounts disclosed above	26,907,906	23,886,817	22,022,816
Other Future policy benefits reserves(1)	1,322,192	1,226,950	1,182,389
Total Future policy benefits	$28,230,098	$25,113,767	$23,205,205
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to benefit reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Consolidated Statement of Operations for the periods indicated:

	Year Ended December 31, 2025
	Revenues(1)
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,815,456	$0	$48,938	$1,864,394
Deferred profit liability	0	0	(436)	(436)
Additional insurance reserves	0	1,765,102	43,484	1,808,586
Total	$1,815,456	$1,765,102	$91,986	$3,672,544

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Revenues(1)
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,833,017	$0	$43,092	$1,876,109
Deferred profit liability	0	0	(8,121)	(8,121)
Additional insurance reserves	0	2,050,441	0	2,050,441
Total	$1,833,017	$2,050,441	$34,971	$3,918,429

	Year Ended December 31, 2023
	Revenues(1)
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$1,804,955	$0	$41,111	$1,846,066
Deferred profit liability	0	0	3,375	3,375
Additional insurance reserves	0	1,405,696	0	1,405,696
Total	$1,804,955	$1,405,696	$44,486	$3,255,137
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2025
	Interest Expense
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$391,432	$0	$10,656	$402,088
Deferred profit liability	0	0	974	974
Additional insurance reserves	0	593,950	2,261	596,211
Total	$391,432	$593,950	$13,891	$999,273

	Year Ended December 31, 2024
	Interest Expense
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$382,165	$0	$9,119	$391,284
Deferred profit liability	0	0	729	729
Additional insurance reserves	0	536,678	0	536,678
Total	$382,165	$536,678	$9,848	$928,691

	Year Ended December 31, 2023
	Interest Expense
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$373,845	$0	$8,440	$382,285
Deferred profit liability	0	0	552	552
Additional insurance reserves	0	486,253	0	486,253
Total	$373,845	$486,253	$8,992	$869,090

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
10. POLICYHOLDERS' ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2025
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$11,197,337	$33,217,331	$20,691,139	$65,105,807
Deposits	5,877,276	7,229,457	2,464,812	15,571,545
Interest credited	371,237	700,947	405,205	1,477,389
Policy charges	(53,687)	(74,755)	(1,852,624)	(1,981,066)
Surrenders and withdrawals	(932,262)	(1,129,264)	(1,085,963)	(3,147,489)
Benefit payments	(112,631)	(23,656)	(112,991)	(249,278)
Net transfers (to) from separate account	0	(9,237)	551,221	541,984
Change in market value and other adjustments(1)	266,360	3,301,161	530,988	4,098,509
Balance, end of period	$16,613,630	$43,211,984	$21,591,787	$81,417,401
Unearned revenue reserve				5,064,778
Other				110,786
Total Policyholders' account balance				$86,592,965

Weighted-average crediting rate	2.67%	1.83%	1.92%	2.02%
Net amount at risk(3)	$1	$0	$366,953,069	$366,953,070
Cash surrender value(4)	$15,072,015	$41,954,173	$17,937,783	$74,963,971

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$6,164,313	$22,810,665	$20,167,713	$49,142,691
Deposits	5,215,817	8,315,212	2,157,575	15,688,604
Interest credited	222,516	516,018	570,988	1,309,522
Policy charges	(5,290)	(32,987)	(1,831,168)	(1,869,445)
Surrenders and withdrawals	(554,653)	(782,216)	(778,928)	(2,115,797)
Benefit payments	(55,956)	(30,427)	(70,363)	(156,746)
Net transfers (to) from separate account	0	100,193	380,869	481,062
Change in market value and other adjustments(1)	210,590	2,320,873	94,453	2,625,916
Balance, end of period	$11,197,337	$33,217,331	$20,691,139	$65,105,807
Unearned revenue reserve				4,415,187
Other				107,324
Total Policyholders' account balance				$69,628,318

Weighted-average crediting rate	2.56%	1.72%	2.79%	2.23%
Net amount at risk(3)	$11	$0	$345,969,571	$345,969,582
Cash surrender value(4)	$9,863,990	$31,516,776	$19,391,617	$60,772,383

	Year Ended December 31, 2023
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$3,575,823	$16,432,032	$18,736,365	$38,744,220
Deposits	2,612,775	4,633,727	2,117,153	9,363,655
Interest credited	101,192	243,908	556,057	901,157
Policy charges	(8,438)	(23,368)	(1,810,644)	(1,842,450)
Surrenders and withdrawals	(229,843)	(516,039)	(845,436)	(1,591,318)
Benefit payments	(50,522)	(30,461)	(83,409)	(164,392)
Net transfers (to) from separate account(2)	0	15,121	1,175,575	1,190,696
Change in market value and other adjustments(1)	163,326	2,055,745	322,052	2,541,123
Balance, end of period	$6,164,313	$22,810,665	$20,167,713	$49,142,691
Unearned revenue reserve				3,741,426
Other				102,583
Total Policyholders' account balance				$52,986,700

Weighted-average crediting rate	2.08%	1.40%	2.86%	2.12%
Net amount at risk(3)	$15	$0	$323,508,432	$323,508,447
Cash surrender value(4)	$5,307,537	$20,490,433	$18,676,852	$44,474,822
(1)    Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)    Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 16 for additional information.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points ("bps"), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$2,772	$6,838	$28,283	$1,743,492	$1,781,385
1.00% - 1.99%	368,546	43,071	167,833	45,496	624,946
2.00% - 2.99%	348,806	1,458,294	542,957	14,829	2,364,886
3.00% - 4.00%	2,861,951	5,504	11,468	2,627	2,881,550
Greater than 4.00%	0	0	0	0	0
Total	$3,582,075	$1,513,707	$750,541	$1,806,444	$7,652,767
Variable Annuities
Less than 1.00%	$421,525	$119,969	$331,807	$124	$873,425
1.00% - 1.99%	79,576	431,936	494	0	512,006
2.00% - 2.99%	15,586	6,251	3,931	0	25,768
3.00% - 4.00%	709,665	0	0	0	709,665
Greater than 4.00%	1,262	0	0	0	1,262
Total	$1,227,614	$558,156	$336,232	$124	$2,122,126
Variable / Universal Life
Less than 1.00%	$0	$0	$0	$210,112	$210,112
1.00% - 1.99%	387,035	0	1,863,091	1,746,631	3,996,757
2.00% - 2.99%	37,107	1,601,067	2,681,677	538,040	4,857,891
3.00% - 4.00%	3,631,946	1,696,557	1,105,320	0	6,433,823
Greater than 4.00%	2,044,665	0	0	0	2,044,665
Total	$6,100,753	$3,297,624	$5,650,088	$2,494,783	$17,543,248

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$249	$3,103	$11,939	$1,021,834	$1,037,125
1.00% - 1.99%	430,477	62,519	172,877	68,973	734,846
2.00% - 2.99%	302,520	459,748	557,349	15,794	1,335,411
3.00% - 4.00%	1,894,646	6,114	10,896	3,219	1,914,875
Greater than 4.00%	0	0	0	0	0
Total	$2,627,892	$531,484	$753,061	$1,109,820	$5,022,257
Variable Annuities
Less than 1.00%	$128,748	$502,988	$647,480	$182	$1,279,398
1.00% - 1.99%	121,336	294,635	2,494	0	418,465
2.00% - 2.99%	17,039	3,829	4,162	0	25,030
3.00% - 4.00%	819,316	1,860	0	0	821,176
Greater than 4.00%	1,978	0	0	0	1,978
Total	$1,088,417	$803,312	$654,136	$182	$2,546,047
Variable / Universal Life
Less than 1.00%	$3,167	$0	$0	$177,213	$180,380
1.00% - 1.99%	289,677	0	1,849,854	1,513,273	3,652,804
2.00% - 2.99%	30,500	1,535,762	2,695,823	390,117	4,652,202
3.00% - 4.00%	4,149,638	1,716,374	1,082,026	0	6,948,038
Greater than 4.00%	2,095,235	0	0	0	2,095,235
Total	$6,568,217	$3,252,136	$5,627,703	$2,080,603	$17,528,659

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$105	$337	$994	$117,377	$118,813
1.00% - 1.99%	487,191	73,393	234,487	79,713	874,784
2.00% - 2.99%	301,132	469,276	562,347	16,881	1,349,636
3.00% - 4.00%	29,131	0	0	0	29,131
Greater than 4.00%	0	0	0	0	0
Total	$817,559	$543,006	$797,828	$213,971	$2,372,364
Variable Annuities
Less than 1.00%	$908,097	$807,460	$18,083	$2	$1,733,642
1.00% - 1.99%	214,377	2,061	1,060	0	217,498
2.00% - 2.99%	23,323	4,071	4,135	0	31,529
3.00% - 4.00%	903,953	9,245	33	0	913,231
Greater than 4.00%	2,046	0	0	0	2,046
Total	$2,051,796	$822,837	$23,311	$2	$2,897,946
Variable / Universal Life
Less than 1.00%	$0	$0	$0	$196,692	$196,692
1.00% - 1.99%	201,121	0	2,588,458	528,155	3,317,734
2.00% - 2.99%	28,061	1,445,439	2,789,520	260,651	4,523,671
3.00% - 4.00%	3,956,631	2,217,133	1,107,726	0	7,281,490
Greater than 4.00%	2,136,137	0	0	0	2,136,137
Total	$6,321,950	$3,662,572	$6,485,704	$985,498	$17,455,724
(1)     Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve

The balances of and changes in URR as of and for the periods ended are as follows:

	Years Ended December 31,
	2025	2024	2023
	Variable / Universal Life
	(in thousands)
Balance, beginning of period	$4,415,187	$3,741,426	$3,067,336
Unearned revenue	853,071	859,231	827,960
Amortization expense	(203,506)	(185,468)	(153,779)
Other adjustments	26	(2)	(91)
Balance, end of period	$5,064,778	$4,415,187	$3,741,426

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
11. MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable and fixed annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31, 2025
	Variable Annuities	Fixed Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$2,488,463	$0	$(844,582)	$1,643,881
Effect of cumulative changes in non-performance risk	626,845	0	0	626,845
Balance, beginning of period, before effect of changes in non-performance risk	3,115,308	0	(844,582)	2,270,726
Attributed fees collected	1,008,519	19,936	(232,779)	795,676
Claims paid	(53,926)	0	5,400	(48,526)
Interest accrual	168,951	4,611	(50,303)	123,259
Actual in force different from expected	63,484	(1,554)	(19,029)	42,901
Effect of changes in interest rates	(267,183)	(34,582)	79,628	(222,137)
Effect of changes in equity markets	(1,128,930)	(12,609)	118,797	(1,022,742)
Effect of assumption update and other refinements	120,191	151,000	(23,026)	248,165
Issuances	57,950	28,494	(6,074)	80,370
Other adjustments	29,602	11,615	(22,568)	18,649
Effect of changes in current period counterparty non-performance risk	0	0	(18,039)	(18,039)
Balance, end of period, before effect of changes in non-performance risk	3,113,966	166,911	(1,012,575)	2,268,302
Effect of cumulative changes in non-performance risk	(451,282)	9,531	0	(441,751)
Balance, end of period	$2,662,684	$176,442	$(1,012,575)	$1,826,551

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$3,707,407	$0	$(917,792)	$2,789,615
Effect of cumulative changes in non-performance risk	1,067,983	0	0	1,067,983
Balance, beginning of period, before effect of changes in non-performance risk	4,775,390	0	(917,792)	3,857,598
Attributed fees collected	1,095,139	0	(259,099)	836,040
Claims paid	(57,083)	0	5,669	(51,414)
Interest accrual	226,734	0	(56,043)	170,691
Actual in force different from expected	49,864	0	(21,062)	28,802
Effect of changes in interest rates	(1,436,230)	0	277,354	(1,158,876)
Effect of changes in equity markets	(1,660,907)	0	177,329	(1,483,578)
Effect of assumption update and other refinements(1)	82,619	0	3,984	86,603
Issuances	70,965	0	(5,019)	65,946
Other adjustments(1)	(31,183)	0	11,566	(19,617)
Effect of changes in current period counterparty non-performance risk	0	0	(61,469)	(61,469)
Balance, end of period, before effect of changes in non-performance risk	3,115,308	0	(844,582)	2,270,726
Effect of cumulative changes in non-performance risk	(626,845)	0	0	(626,845)
Balance, end of period	$2,488,463	$0	$(844,582)	$1,643,881

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$4,550,625	$0	$(422,261)	$4,128,364
Effect of cumulative changes in non-performance risk	1,727,910	0	0	1,727,910
Balance, beginning of period, before effect of changes in non-performance risk	6,278,535	0	(422,261)	5,856,274
Attributed fees collected	1,158,879	0	(246,747)	912,132
Claims paid	(85,898)	0	9,952	(75,946)
Interest accrual	293,205	0	(53,016)	240,189
Actual in force different from expected	79,030	0	(13,338)	65,692
Effect of changes in interest rates	(1,438,873)	0	455,062	(983,811)
Effect of changes in equity markets	(1,845,207)	0	180,953	(1,664,254)
Effect of assumption update and other refinements(1)	235,543	0	(54,067)	181,476
Issuances	29,433	0	7,680	37,113
Other adjustments(1)(2)	70,743	0	(635,011)	(564,268)
Effect of changes in current period counterparty non-performance risk	0	0	(146,999)	(146,999)
Balance, end of period, before effect of changes in non-performance risk	4,775,390	0	(917,792)	3,857,598
Effect of cumulative changes in non-performance risk	(1,067,983)	0	0	(1,067,983)
Balance, end of period	$3,707,407	$0	$(917,792)	$2,789,615
(1)     Prior period amounts have been updated to conform to current presentation.
(2) Other adjustments for December 31, 2023 primarily includes $638 million related to the reinsurance transaction with AuguStar. See Note 12 for additional information.

In 2025, 2024, and 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions.

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

The following tables present accompanying information to the rollforward table above.

	December 31, 2025
	Variable Annuities	Fixed Annuities
	($ in thousands)
Net amount at risk(1)	$7,619,998	$513,514
Weighted-average attained age of contractholders	72	68

	December 31, 2024
	Variable Annuities	Fixed Annuities
	($ in thousands)
Net amount at risk(1)	$8,722,499	N/A
Weighted-average attained age of contractholders	71	N/A

	December 31, 2023
	Variable Annuities	Fixed Annuities
	($ in thousands)
Net amount at risk(1)	$9,041,651	N/A
Weighted-average attained age of contractholders	70	N/A
(1)     For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The tables below reconciles MRB asset and liability positions as of the following dates:

	December 31, 2025
	Variable Annuities	Fixed Annuities	Total
	(in thousands)
Direct and assumed	$1,373,383	$2,890	$1,376,273
Ceded	1,279,593	0	1,279,593
Total market risk benefit assets	$2,652,976	$2,890	$2,655,866

Direct and assumed	$4,036,066	$179,332	$4,215,398
Ceded	267,019	0	267,019
Total market risk benefit liabilities	$4,303,085	$179,332	$4,482,417

Net liability	$1,650,109	$176,442	$1,826,551

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Variable Annuities	Fixed Annuities	Total
	(in thousands)
Direct and assumed	$1,492,186	$0	$1,492,186
Ceded	1,145,177	0	1,145,177
Total market risk benefit assets	$2,637,363	$0	$2,637,363

Direct and assumed	$3,980,650	$0	$3,980,650
Ceded	300,594	0	300,594
Total market risk benefit liabilities	$4,281,244	$0	$4,281,244

Net liability	$1,643,881	$0	$1,643,881

	December 31, 2023
	Variable Annuities	Fixed Annuities	Total
	(in thousands)
Direct and assumed	$1,201,945	$0	$1,201,945
Ceded	1,165,298	0	1,165,298
Total market risk benefit assets	$2,367,243	$0	$2,367,243

Direct and assumed	$4,909,352	$0	$4,909,352
Ceded	247,506	0	247,506
Total market risk benefit liabilities	$5,156,858	$0	$5,156,858

Net liability	$2,789,615	$0	$2,789,615

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
12. REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), PAR U, PURE, Lotus Reinsurance Company Ltd. (“Lotus Re”), The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), prior to January 1, 2024 with its affiliates Prudential Universal Reinsurance Company (“PURC”) and Gibraltar Universal Life Reinsurance Company (“GUL Re”), and prior to October 1, 2024 with its affiliates Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”). The Company also participates in reinsurance with its parent company Prudential Insurance, as well as third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily YRT and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.
Effective October 2024, the Company entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, “Wilton Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies, resulting in a DRL of $979 million. To effectuate this transaction the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $270 million pre-tax recapture gain and a $798 million DRG, respectively. The DRL and DRG are amortized into income over the remaining life of the reinsured policies. Effective October 1, 2025, the Company recaptured the YRT treaties with Prudential Insurance and subsequently established YRT reinsurance for the business with third-party reinsurers. The Company immediately recognized a $768 million gain from the recognition of the existing DRG from the previous YRT transaction with Prudential Insurance.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of GUL policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U, PURC and GUL Re and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $990 million pre-tax recapture loss and a $1,207 million DRG, respectively. The DRG is amortized into income over the estimated remaining life of the reinsured policies. Effective October 1, 2025, the Company recaptured certain YRT treaties with Prudential Insurance and subsequently established YRT reinsurance for the business with third-party reinsurers. The Company immediately recognized a $629 million gain from the recognition of the existing DRG from the previous YRT transaction with Prudential Insurance.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2025	2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$54,370,370	$48,247,817
Policy loans	(1,174,371)	(1,143,726)
Deferred policy acquisition costs	(3,202,535)	(3,319,067)
Deferred sales inducements	(30,203)	(32,573)
Market risk benefit assets	1,280,120	1,145,580
Other assets	1,515,354	1,538,231
Policyholders’ account balances	5,124,249	5,567,661
Future policy benefits	8,984,370	7,443,997
Market risk benefit liabilities	267,981	302,310
Reinsurance and funds withheld payables	11,377,505	8,611,141
Other liabilities	1,780,787	3,282,713
Unaffiliated reinsurance amounts included in the table above and in the Company's Consolidated Statements of Financial Position as of December 31, were as follows:

	2025	2024
	(in thousands)
Policy loans	$(50,877)	$(48,644)
Deferred policy acquisition costs	(659,377)	(637,555)
Market risk benefit assets	927,836	804,015
Other assets	1,052,840	1,118,974
Policyholders’ account balances	1,499,098	1,665,998
Future policy benefits	(14,427)	160
Market risk benefit liabilities	124,638	151,432
Reinsurance and funds withheld payables	9,194,564	3,360,901
Other liabilities	251,136	257,929

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reinsurance recoverables and deposit receivables by counterparty as of December 31, were as follows:

	2025	2024
	(in thousands)
Affiliated:
PAR U	$11,617,403	$11,426,975
PURE	8,192,212	7,951,965
PARCC	7,021,834	7,049,164
Lotus Re	3,380,675	2,130,095
Prudential Insurance	2,810,762	7,507,414
Prudential of Japan	13,237	0
Total affiliated	33,036,123	36,065,613
Unaffiliated:
Wilton Re	8,013,159	7,478,467
Somerset Re	2,490,716	2,581,977
FLIAC	1,351,271	1,395,008
Resolution Re	849,213	0
Prismic Re	327,763	0
Other(1)	8,302,125	726,752
Total unaffiliated	21,334,247	12,182,204
Total reinsurance recoverables and deposit receivables	$54,370,370	$48,247,817
(1) Four major reinsurance companies account for approximately 56% of Other as of December 31, 2025.

Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2025	2024	2023
	(in thousands)
Premiums:
Direct	$1,874,352	$1,846,109	$1,853,184
Assumed	271,129	92	(61)
Ceded	(1,598,280)	(1,453,074)	(1,524,226)
Net premiums	$547,201	$393,127	$328,897
Policy charges and fee income:
Direct	$3,224,720	$3,190,753	$2,995,595
Assumed	808,083	899,767	604,311
Ceded	(2,325,465)	3,292,277	(2,063,300)
Net policy charges and fee income	$1,707,338	$7,382,797	$1,536,606

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	2025	2024	2023
	(in thousands)
Net investment income:
Direct	$3,262,367	$2,474,541	$1,700,684
Assumed	1,294	1,325	1,364
Ceded	(53,139)	(53,849)	(26,526)
Net investment income(1)	$3,210,522	$2,422,017	$1,675,522
Asset administration fees:
Direct	$315,865	$329,181	$323,444
Ceded	(110,533)	(105,618)	(90,494)
Net asset administration fees	$205,332	$223,563	$232,950
Other income (loss):
Direct	$594,774	$297,868	$636,930
Assumed	752	2,983	(475)
Ceded	1,666,250	458,905	114,908
Net other income (loss)(1)	$2,261,776	$759,756	$751,363
Realized investment gains (losses), net:
Direct	$(1,207,587)	$500,023	$(1,203,453)
Assumed	46,559	85,248	162,291
Ceded	(269,397)	(133,854)	(105,937)
Realized investment gains (losses), net(1)	$(1,430,425)	$451,417	$(1,147,099)
Change in value of market risk benefits, net of related hedging gains (losses):
Direct	$(433,206)	$(98,562)	$287,936
Assumed	958	2,626	(4,115)
Ceded	(74,746)	(338,019)	(390,594)
Net change in value of market risk benefits, net of related hedging gains (losses)	$(506,994)	$(433,955)	$(106,773)
Policyholders’ benefits (including change in reserves):
Direct	$4,242,114	$3,825,305	$3,354,306
Assumed	1,310,907	1,058,315	1,258,651
Ceded	(4,773,299)	3,468,713	(4,109,168)
Net policyholders’ benefits (including change in reserves)(1)	$779,722	$8,352,333	$503,789
Change in estimates of liability for future policy benefits:
Direct	$(97,867)	$303,141	$(18,361)
Assumed	(39,222)	92,766	8,644
Ceded	57,584	(416,550)	13,669
Net change in estimates of liability for future policy benefits	$(79,505)	$(20,643)	$3,952
Interest credited to policyholders’ account balances:
Direct	$1,485,366	$1,310,867	$884,527
Assumed	130,432	153,052	136,725
Ceded	(438,138)	(426,188)	(399,607)
Net interest credited to policyholders’ account balances	$1,177,660	$1,037,731	$621,645
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	$(388,473)	$(1,398,843)	$(403,517)
(1)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Unaffiliated reinsurance assumed and ceded amounts included in the table above and in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2025	2024	2023
	(in thousands)
Premiums:
Assumed	$104	$89	$(69)
Ceded	(349,326)	(107,449)	(70,169)

Policy charges and fee income:
Assumed	1,379	1,381	1,563
Ceded	(5,208,556)	(191,368)	(143,764)

Net investment income(1):
Ceded	(1,668)	(1,659)	23,023

Asset administration fees:
Ceded	(25,093)	(28,354)	(22,415)

Other income (loss)(1):
Assumed	26	2,983	(475)
Ceded	168,056	142,267	44,260

Realized investment gains (losses), net(1):
Assumed	46,559	85,248	162,291
Ceded	(179,100)	(91,712)	(101,449)

Change in value of market risk benefits, net of related hedging gains (losses):
Assumed	958	2,626	(4,115)
Ceded	6,482	(124,816)	(186,996)

Policyholders' benefits (including change in reserves)(1):
Assumed	(14,561)	348	804
Ceded	(7,776,099)	(366,669)	(157,344)

Change in estimates of liability for future policy benefits:
Assumed	1,464	0	0
Ceded	(20,592)	96,014	(1,367)

Interest credited to policyholders' account balances:
Assumed	25,705	39,263	16,243
Ceded	(99,881)	(24,550)	0
(1)Amounts include reinsurance agreements using the deposit method of accounting.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2025	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$1,590,247,115	$1,181,531,932	$1,127,561,798
Assumed gross life insurance face amount in force	40,086,143	34,530,341	35,558,423
Reinsurance ceded	(1,450,508,310)	(1,080,451,145)	(1,027,473,705)
Net life insurance face amount in force	$179,824,948	$135,611,128	$135,646,516
Significant Affiliated Reinsurance Agreements
PAR U
Pruco Life reinsures 70% of the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates prior to January 1, 2011.
Effective July 1, 2012, PLNJ reinsures 95% of the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates through December 31, 2019, excluding those policies that are subject to principle-based reserving.
On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U.
Effective January 1, 2024, Pruco Life recaptured the policies equal to 70% of the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates prior to January 1, 2011. Effective January 1, 2024, Pruco Life reinsures 25% of the risks associated with universal life policies with effective dates prior to January 1, 2015 and 100% of the risks associated with universal life policies with effective dates beginning January 1, 2015.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
PURC
Pruco Life reinsures 70% of the risks associated with its Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates from January 1, 2011 through December 31, 2013, with PURC and 95% of the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain other universal life policies, with effective dates from January 1, 2014 through December 31, 2016.
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
Effective October 1, 2024, the Company revised the existing coinsurance terms with PARCC, increasing the quota share of reinsured policies to 100% which includes policies which were previously reinsured to PAR Term, Term Re and DART. As a result of the revised terms, the Company recognized a $351 million DRL that is amortized into income over the estimated remaining life of the reinsured policies.
On November 20, 2024, PAR Term, Term Re and DART merged into PARCC.
GUL Re
Effective January 1, 2017, Pruco Life entered into an automatic coinsurance agreement with GUL Re to reinsure 95% of the risks associated with Universal Protector policies having no-lapse guarantees, as well as certain other universal life policies, with effective dates on or after January 1, 2017 through December 31, 2019, excluding those policies that are subject to principle-based reserving.
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

Effective October 1, 2025, Prudential Insurance novated several unaffiliated YRT treaties to Pruco Life. To effectuate the novation of YRT treaties, Pruco Life entered into certain new YRT pass-through agreements with Prudential Insurance and recaptured certain YRT treaties it had ceded to Prudential Insurance, including those related to reinsurance transactions effective January 2024 and October 2024 with Somerset Re and Wilton Re, respectively.
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
The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of payments due under the contract.
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
Effective January 1, 2022 the Company recaptured the risks that were previously ceded to Lotus Re from October 1, 2021 through December 31, 2021. Immediately thereafter, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with a closed block of variable life business on a coinsurance and modified coinsurance basis including policies in the extended term policy status. The amount of the net liabilities associated with the transaction for coinsurance and modified coinsurance were $1,387 million and $14,037 million, respectively. As part of the consideration, the Company also ceded to Lotus Re $855 million of policy loan assets associated with the reinsured policies while receiving $820 million in cash from Lotus Re. As a result, the Company recorded a $1,352 million deferred gain, which is recognized over the remaining life of the underlying policies. In tandem with the transaction, effective January 1, 2022, Lotus Re established an automatic YRT agreement with the Company to cede back a portion of the mortality risks associated with the reinsured policies for the purposes of the Company maintaining YRT reinsurance with external counterparties.
Effective December 15, 2024, the Company entered into a reinsurance agreement with Lotus Re to cede 100% of the risks associated with certain fixed rated annuities and fixed indexed annuities contracts issued on or after the effective date of the agreement on a coinsurance basis. The deposit receivables were $1,311 million and $52 million as of December 31, 2025 and December 31, 2024, respectively.

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
On November 20, 2024, DART merged into PARCC.

Prudential of Japan
Effective January 2025, the Company entered into an agreement with Prudential of Japan to reinsure GMDB associated with yen-denominated variable whole life policies. As a result of this transaction, the Company assumed $5 million of GMDB liabilities and recognized a $14 million DRG at inception. The DRG is amortized into income over the estimated remaining life of the reinsured policies.
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
FLIAC
Effective December 1, 2021, the Company entered into a reinsurance agreement with Prudential Annuities Life Assurance Corporation (“PALAC”), a previously wholly-owned subsidiary of Prudential Financial sold in April 2022, and now known as FLIAC, under which the Company assumed all of FLIAC's indexed variable annuities under modified coinsurance. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to the Company. As a result of the agreement, “Reinsurance recoverables and deposit receivables” includes the assumed modified coinsurance receivable, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed via coinsurance all of FLIAC’s fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature which are accounted for under the deposit method of accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement. Reinsurance recoverables and deposit receivables were $1,351 million and $1,395 million as of December 31, 2025 and 2024, respectively.
Somerset Re
Effective October 1, 2021, the Company entered into a reinsurance agreement with Somerset Re to coinsure business, on a quota share funds withheld basis, related to fixed indexed annuities. Under the reinsurance agreement, the Company cedes to Somerset Re its quota share of the insurance liabilities with respect to the reinsured contracts. The deposit assets on reinsurance totaled $2,491 million and $2,582 million at December 31, 2025 and 2024, respectively. The funds withheld payables totaled $2,602 million and $2,434 million at December 31, 2025 and 2024, respectively.
Union Hamilton
Between April 1, 2015 and December 31, 2016, the Company, excluding its subsidiary, reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on HDI v.3.0 product, available with Prudential Premier® Retirement Variable Annuity, to Union Hamilton. This reinsurance remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement. As of December 31, 2025, $1.6 billion of HDI v.3.0 account values are reinsured to Union Hamilton.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Wilton Re
Effective October 1, 2024, the Company entered into a reinsurance agreement with Wilton Re to coinsure a closed block of GUL policies. Reinsurance recoverables were $8,013 million and $7,478 million as of December 31, 2025 and 2024, respectively.
Resolution Re
Effective July 1, 2025, the Company entered into a reinsurance agreement with Resolution Re, Ltd. ("Resolution Re") to cede risks associated with certain fixed rate annuity contracts and indexed annuity contracts issued on or after the effective date of the agreement on a quota share funds withheld basis. The deposit assets on reinsurance totaled $849 million at December 31, 2025. The funds withheld payables totaled $852 million at December 31, 2025.
Prismic Re
Effective October 1, 2025, the Company entered into a reinsurance agreement with Prismic Life Reinsurance, Ltd. (“Prismic Re”) to cede risks associated with certain fixed rate annuity contracts issued on or after the effective date of the agreement on a coinsurance and coinsurance with funds withheld basis. The deposit assets on reinsurance totaled $328 million at December 31, 2025. The funds withheld payables totaled $279 million at December 31, 2025.
13. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current tax expense (benefit):
U.S. federal	$292,713	$151,544	$698,170
State and local	4,088	5,763	14,550
Total	296,801	157,307	712,720
Deferred tax expense (benefit):
U.S. federal	123,717	(22,612)	(686,252)
State and local	65	454	0
Total	123,782	(22,158)	(686,252)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	420,583	135,149	26,468
Income tax expense (benefit) on equity in earnings of operating joint ventures	(70)	24	(109)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	162,925	(151,234)	(5,638)
Total income tax expense (benefit)	$583,438	$(16,061)	$20,721

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2025 and the reported income tax expense (benefit) are summarized as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2025
	($ in thousands)
Expected federal income tax expense/(benefit)	$475,966	21.0%
State taxes (net of federal benefit)	3,281	0.2%
Tax credits	(23,245)	(1.0)%
Nontaxable or nondeductible items	(36,341)	(1.6)%
Other reconciling items	2,876	0.1%
Foreign tax effects	(1,954)	(0.1)%
Total	$420,583	18.6%

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024 and 2023, and the reported income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2024	2023
	($ in thousands)
Expected federal income tax expense (benefit)	$204,342	$100,305
Non-taxable investment income	(42,621)	(42,730)
Tax credits	(29,001)	(42,578)
State taxes (net of federal benefit)	4,911	11,495
Other	(2,482)	(24)
Reported income tax expense (benefit)	$135,149	$26,468
Effective tax rate	13.9%	5.5%
The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2025, 2024, and 2023, and the Company’s effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $35 million of the total $37 million of 2025 non-taxable investment income, $41 million of the total $43 million of 2024 non-taxable investment income, and $40 million of the total $43 million of 2023 non-taxable investment income. The DRD for the current period was estimated using information from 2024, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
Tax Credits. These amounts primarily represent tax credits relating to foreign taxes withheld on the Company’s separate account investments.
State and Local Income Taxes. State income tax in Illinois represents the majority of the State and local income tax category. Note that in most jurisdictions, the Company’s insurance operations are subject to state premium taxes in lieu of state income taxes. Premium taxes are recorded as a general expense.

Other. This line item represents reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Insurance reserves	$2,012,833	$1,749,792
Investments	846,847	1,033,856
Net unrealized loss on securities	122,067	410,718
Other	0	5,647
Deferred tax assets	2,981,747	3,200,013
Deferred tax liabilities:
Deferred policy acquisition cost	1,298,694	1,227,858
Deferred sales inducements	61,449	66,686
Other	12,305	0
Deferred tax liabilities	1,372,448	1,294,544
Net deferred tax asset (liability)	$1,609,299	$1,905,469

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
Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2025, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.
The Company had no valuation allowance as of December 31, 2025, and 2024. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s “Income (loss) from operations before income taxes and equity in earnings of operating joint venture” includes income from domestic operations of $2,267 million, $973 million and $478 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Income Taxes Paid

Income taxes paid during the year are disclosed in the table below and include tax installments made for the current year as well as tax payments and refunds related to prior periods.

December 31,
2025
(in thousands)
Federal	$194,863
State	170
Foreign	3,658
Total	$198,691

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
The Company had no unrecognized tax benefits as of December 31, 2025, 2024, and 2023.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2025, the Company remains subject to examination in the U.S. for tax years 2014 through 2025.
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
14. EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Operations and Comprehensive Income (Loss). Net unrealized investment gains (losses) are described in further detail in Note 2, Note 9 (Interest rate remeasurement of future policy benefits) and Note 11 (Gain (loss) from changes in non-performance risk on market risk benefits). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(20,007)	$(1,474,475)	$119,368	$1,365,049	$(10,065)
Change in OCI before reclassifications	2,419	677,735	(60,978)	(659,927)	(40,751)
Amounts reclassified from AOCI	0	14,217	0	0	14,217
Income tax benefit (expense)	(497)	(145,255)	12,805	138,585	5,638
Balance, December 31, 2023	(18,085)	(927,778)	71,195	843,707	(30,961)
Change in OCI before reclassifications	(4,595)	(416,996)	58,676	(441,138)	(804,053)
Amounts reclassified from AOCI	0	81,903	0	0	81,903
Income tax benefit (expense)	739	70,169	(12,313)	92,639	151,234
Balance, December 31, 2024	(21,941)	(1,192,702)	117,558	495,208	(601,877)
Change in OCI before reclassifications	3,326	892,453	(40,022)	(185,092)	670,665
Amounts reclassified from AOCI	0	102,992	0	0	102,992
Income tax benefit (expense)	(1,277)	(208,922)	8,404	38,870	(162,925)
Balance, December 31, 2025	$(19,892)	$(406,179)	$85,940	$348,986	$8,855
(1)Includes cash flow hedges of $(133) million, $111 million, and $12 million as of December 31, 2025, 2024, and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate(3)	$(20,578)	$85,491	$16,976
Net unrealized investment gains (losses) on available-for-sale securities	(82,414)	(167,394)	(31,193)
Total net unrealized investment gains (losses)(4)	(102,992)	(81,903)	(14,217)
Total reclassifications for the period	$(102,992)	$(81,903)	$(14,217)
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2022	$4,371	$(2,161,026)	$(1,198,422)	$1,488,679	$391,923	$(1,474,475)
Net investment gains (losses) on investments arising during the period	(4,482)	744,727	0	0	(155,393)	584,852
Reclassification adjustment for (gains) losses included in net income	(265)	14,482	0	0	(2,984)	11,233
Reclassification due to allowance for credit losses recorded during the period	2,363	(2,363)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	397,071	(459,581)	13,122	(49,388)
Balance, December 31, 2023	1,987	(1,404,180)	(801,351)	1,029,098	246,668	(927,778)
Net investment gains (losses) on investments arising during the period	(773)	(525,222)	0	0	110,227	(415,768)
Reclassification adjustment for (gains) losses included in net income	(175)	82,078	0	0	(17,164)	64,739
Reclassification due to allowance for credit losses recorded during the period	(146)	146	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	217,642	(108,643)	(22,894)	86,105
Balance, December 31, 2024	893	(1,847,178)	(583,709)	920,455	316,837	(1,192,702)
Net investment gains (losses) on investments arising during the period	(247)	1,029,138	0	0	(215,954)	812,937
Reclassification adjustment for (gains) losses included in net income	(2,361)	105,353	0	0	(21,617)	81,375
Reclassification due to allowance for credit losses recorded during the period	363	(363)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	335,647	(472,085)	28,649	(107,789)
Balance, December 31, 2025	$(1,352)	$(713,050)	$(248,062)	$448,370	$107,915	$(406,179)
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
15. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
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
The following table summarizes certain statutory financial information for the Company, including its subsidiary PLNJ, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Statutory net income (loss)	$446	$(5,195)	$4,923
Statutory capital and surplus	5,821	5,730	5,161
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the AZDOI. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. The Company must obtain approval from AZDOI prior to paying a dividend if the dividend, together with other dividend distributions made within the preceding twelve months, would exceed the lesser of 10% of statutory surplus or net gain from operations. Based on these limitations, there is a capacity to pay a dividend of $582 million in 2026 without prior approval. There was no return of capital in 2025. The Company did not pay dividends to Prudential Insurance in 2025, 2024, and 2023.

16. RELATED PARTY TRANSACTIONS
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $1 million for each of the years ended December 31, 2025, 2024, and 2023. The expense charged to the Company for the deferred compensation program was $5 million, $6 million and $5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $14 million, $11 million and $13 million for the years ended December 31, 2025, 2024, and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $19 million, $18 million and $14 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $9 million, $8 million and $7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company is charged distribution expenses from Prudential’s proprietary nationwide advice organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $473 million and $56 million for the years ended December 31, 2025, and 2024, respectively.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $760 million, $820 million and $587 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $105 million, $131 million and $144 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Corporate-Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $5,098 million and $4,657 million as of December 31, 2025 and 2024, respectively. Fees related to these COLI policies were $59 million, $55 million and $50 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company reinsures the risk associated with these COLI policies to an affiliate reinsurer as part of a broader program related to variable insurance policies.
In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $888 million and $897 million as of December 31, 2025 and 2024, respectively. Interest income related to the policy loan was $41 million, $42 million and $26 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $91 million, $69 million and $53 million for the years ended December 31, 2025, 2024, and 2023, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.
The interest income to the Company from PGF related to affiliated cash collateral was $417 million, $490 million and $499 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in "Other income (loss)".
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $1,852 million and $1,100 million of investments in joint ventures as of December 31, 2025 and 2024, respectively. "Net investment income" related to these ventures includes gains of $168 million, $68 million and $5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $247 million, $271 million and $274 million for the years ended December 31, 2025, 2024, and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $52 million, $47 million and $38 million for the years ended December 31, 2025, 2024, and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, was as follows:

	Maturity Dates			Interest Rates			2025	2024
							(in thousands)
U.S. dollar fixed rate notes	2026	-	2038	0.00%	-	12.13%	$649,771	$520,462
Total notes receivable - affiliated(1)							$649,771	$520,462
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
Accrued interest receivable related to these loans was $3 million and $1 million at December 31, 2025 and 2024, respectively, and is included in “Other assets”. Revenues related to these loans were $8 million, $3 million and $3 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in “Other income (loss)”.
Affiliated Commercial Mortgage Loan
The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at December 31, 2025 and 2024 was $0 million.
The commercial mortgage loan is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage loan on an on-going basis.
Accrued interest receivable related to the loan was $0 million at both December 31, 2025 and 2024, and is included in "Accrued investment income". Revenues were $0.0 million, $5.5 million and $6.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in "Net investment income".

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2025 and 2024.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)
				(in thousands)
PAR U	January 2024	Transfer in	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURC	January 2024	Transfer in	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
GUL Re	January 2024	Transfer in	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
GUL Re	January 2024	Transfer in	Equities	$4,976	$4,976	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,598,161	$1,598,161	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$2,155,560	$2,155,560	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$1,685,582	$1,685,582	$0	$0
PURE	January 2024	Transfer out	Equities	$4,976	$4,976	$0	$0
Ironbound	January 2024	Purchase	Other Invested Assets	$60,414	$60,414	$0	$0
Windhill CLO 1, Ltd.	February 2024	Sale	Fixed Maturities	$18,428	$18,858	$0	$(430)
Windhill CLO 2, Ltd.	February 2024	Sale	Fixed Maturities	$19,652	$20,057	$0	$(405)
PAR Term	February 2024	Purchase	Fixed Maturities	$43,084	$43,084	$0	$0
Windhill CLO 1, Ltd.	March 2024	Sale	Fixed Maturities	$10,148	$10,387	$0	$(239)
Windhill CLO 2, Ltd.	March 2024	Sale	Fixed Maturities	$14,763	$15,091	$0	$(328)
Prudential Insurance	March 2024	Purchase	Fixed Maturities	$198,804	$206,285	$5,910	$0
PAR U	March 2024	Transfer in	Other Invested Assets	$188,500	$188,500	$0	$0
PURE	March 2024	Transfer out	Other Invested Assets	$188,500	$188,500	$0	$0
Windhill CLO 1, Ltd.	April 2024	Sale	Fixed Maturities	$2,261	$2,300	$0	$(39)
Windhill CLO 2, Ltd.	May 2024	Sale	Fixed Maturities	$14,034	$14,415	$0	$(381)
Windhill CLO 1, Ltd.	June 2024	Sale	Fixed Maturities	$2,045	$2,100	$0	$(55)
Windhill CLO 2, Ltd.	June 2024	Sale	Fixed Maturities	$23,342	$23,743	$0	$(401)
PAR U	June 2024	Transfer in	Other Invested Assets	$326	$326	$0	$0
PURE	June 2024	Transfer out	Other Invested Assets	$326	$326	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$53,462	$54,628	$0	$(1,166)
Windhill CLO 2, Ltd.	July 2024	Sale	Fixed Maturities	$6,579	$6,695	$0	$(116)
Windhill CLO 1, Ltd.	July 2024	Sale	Fixed Maturities	$2,136	$2,200	$0	$(64)
PAR U	July 2024	Purchase	Fixed Maturities	$17,402	$17,402	$0	$0
Prudential Insurance	July 2024	Purchase	Fixed Maturities	$22,655	$23,433	$614	$0
PAR U	July 2024	Purchase	Fixed Maturities	$1,239	$1,239	$0	$0
PAR U	July 2024	Purchase	Derivatives	$2,975	$2,975	$0	$0
Windhill CLO 2, Ltd.	August 2024	Sale	Fixed Maturities	$21,929	$22,500	$0	$(571)
Windhill CLO 1, Ltd.	August 2024	Sale	Fixed Maturities	$13,650	$14,100	$0	$(450)
PAR U	August 2024	Purchase	Fixed Maturities	$46,742	$46,742	$0	$0
PAR U	August 2024	Purchase	Fixed Maturities	$4,793	$4,793	$0	$0
Prudential Insurance	August 2024	Purchase	Fixed Maturities	$35,872	$35,085	$(621)	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$57,613	$57,613	$0	$0
Windhill CLO 2, Ltd.	September 2024	Sale	Fixed Maturities	$24,575	$24,911	$0	$(336)
Prudential Insurance	September 2024	Purchase	Fixed Maturities	$44,773	$43,632	$(901)	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$21,229	$21,229	$0	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$3,901	$3,901	$0	$0
PAR U	October 2024	Transfer in	Fixed Maturities	$6,615,438	$6,615,438	$0	$0
Windhill CLO 3, Ltd.	October 2024	Sale	Fixed Maturities	$232,036	$235,610	$0	$(3,574)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$5,824	$5,899	$0	$(75)
Windhill CLO 2, Ltd.	October 2024	Sale	Fixed Maturities	$14,690	$14,959	$0	$(269)
Windhill CLO 1, Ltd.	October 2024	Sale	Fixed Maturities	$3,038	$3,100	$0	$(62)
PAR U	October 2024	Transfer in	Equities	$6,120	$6,120	$0	$0
Windhill CLO 3, Ltd.	November 2024	Sale	Fixed Maturities	$17,409	$17,518	$0	$(109)
Windhill CLO 3, Ltd.	December 2024	Sale	Fixed Maturities	$38,020	$38,537	$0	$(517)
Windhill CLO 3, Ltd.	December 2024	Sale	Short-term Investments	$2,882	$2,905	$0	$(23)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)
Prudential Insurance	December 2024	Contributed Capital	Equities	$415,696	$416,265	$0	$0
Windhill CLO 2, Ltd.	January 2025	Sale	Fixed Maturities	$2,738	$2,800	$0	$(62)
Windhill CLO 3, Ltd.	January 2025	Sale	Fixed Maturities	$17,046	$17,363	$0	$(317)
Windhill CLO 1, Ltd.	January 2025	Sale	Fixed Maturities	$2,152	$2,200	$0	$(48)
PAR U	February 2025	Purchase	Derivatives	$417,169	$417,169	$0	$0
Windhill CLO 2, Ltd.	February 2025	Sale	Fixed Maturities	$7,482	$7,600	$0	$(118)
Windhill CLO 3, Ltd.	February 2025	Sale	Fixed Maturities	$17,172	$17,410	$0	$(238)
Windhill CLO 1, Ltd.	February 2025	Sale	Fixed Maturities	$9,784	$9,900	$0	$(116)
Prudential Insurance	February 2025	Purchase	Fixed Maturities	$100,033	$101,147	$880	$0
Prudential Insurance	March 2025	Purchase	Fixed Maturities	$226,726	$260,396	$26,599	$0
Windhill CLO 3, Ltd.	March 2025	Sale	Fixed Maturities	$9,019	$9,144	$0	$(125)
Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$8,469	$8,500	$0	$(31)
Windhill CLO 1, Ltd.	March 2025	Sale	Fixed Maturities	$10,184	$10,301	$0	$(117)
Windhill CLO 1, Ltd.	March 2025	Purchase	Fixed Maturities	$921	$921	$0	$0
Windhill CLO 1, Ltd.	April 2025	Sale	Fixed Maturities	$21,646	$22,003	$0	$(357)
Windhill CLO 2, Ltd.	April 2025	Sale	Fixed Maturities	$8,597	$8,646	$0	$(49)
Windhill CLO 3, Ltd.	April 2025	Sale	Fixed Maturities	$33,528	$34,110	$0	$(582)
Windhill CLO 1, Ltd.	April 2025	Purchase	Fixed Maturities	$24	$24	$0	$0
Prudential Insurance	April 2025	Purchase	Fixed Maturities	$51,030	$53,646	$2,066	$0
Windhill CLO 1, Ltd.	May 2025	Sale	Fixed Maturities	$9,254	$9,388	$0	$(134)
Windhill CLO 2, Ltd.	May 2025	Sale	Fixed Maturities	$14,667	$14,792	$0	$(125)
Windhill CLO 4, Ltd.	May 2025	Sale	Fixed Maturities	$235,316	$237,464	$0	$(2,148)
Prudential Insurance	May 2025	Purchase	Fixed Maturities	$24,037	$24,000	$(29)	$0
PARCC	May 2025	Purchase	Fixed Maturities	$103,549	$103,549	$0	$0
Prudential Insurance	May 2025	Contributed Capital	Other Invested Assets	$207,870	$207,870	$0	$0
Windhill CLO 2, Ltd.	June 2025	Sale	Fixed Maturities	$500	$500	$0	$0
Windhill CLO 3, Ltd.	June 2025	Sale	Fixed Maturities	$2,608	$2,608	$0	$0
Windhill CLO 4, Ltd.	June 2025	Sale	Fixed Maturities	$19,136	$19,351	$0	$(215)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)
Windhill CLO 1, Ltd.	July 2025	Sale	Fixed Maturities	$2,189	$2,200	$0	$(11)
Windhill CLO 2, Ltd.	July 2025	Sale	Fixed Maturities	$1,800	$1,800	$0	$0
Windhill CLO 3, Ltd.	July 2025	Sale	Fixed Maturities	$1,681	$1,700	$0	$(19)
Windhill CLO 4, Ltd.	July 2025	Sale	Fixed Maturities	$644	$650	$0	$(6)
Windhill CLO 1, Ltd.	August 2025	Sale	Fixed Maturities	$16,310	$16,526	$0	$(216)
Windhill CLO 2, Ltd.	August 2025	Sale	Fixed Maturities	$2,920	$2,920	$0	$0
Windhill CLO 3, Ltd.	August 2025	Sale	Fixed Maturities	$2,090	$2,090	$0	$0
Prudential Insurance	August 2025	Purchase	Fixed Maturities	$117,008	$116,592	$(328)	$0
Windhill CLO 1, Ltd.	September 2025	Sale	Fixed Maturities	$1,195	$1,200	$0	$(5)
Windhill CLO 2, Ltd.	September 2025	Sale	Fixed Maturities	$9,273	$9,314	$0	$(41)
Windhill CLO 3, Ltd.	September 2025	Sale	Short-term Investments	$235	$235	$0	$0
Windhill CLO 4, Ltd.	September 2025	Sale	Fixed Maturities	$4,910	$4,941	$0	$(31)
PGIM Strategic Investments Inc	September 2025	Sale	Other Invested Assets	$61,361	$61,361	$0	$0
Windhill CLO 2, Ltd.	October 2025	Sale	Fixed Maturities	$1,389	$1,400	$0	$(11)
Windhill CLO 3, Ltd.	October 2025	Sale	Fixed Maturities	$4,791	$4,800	$0	$(9)
Windhill CLO 4, Ltd.	October 2025	Sale	Fixed Maturities	$75,800	$76,335	$0	$(535)
Windhill CLO 5, Ltd.	November 2025	Sale	Fixed Maturities	$134,211	$135,041	$0	$(830)
Prudential Insurance	November 2025	Sale	Commercial Mortgage and Other Loans	$101,514	$99,786	$1,365	$0
Prudential Insurance	November 2025	Sale	Fixed Maturities	$29,140	$28,813	$258	$0
Prudential Insurance	November 2025	Sale	Fixed Maturities	$758	$781	$(19)	$0
Prudential Insurance	November 2025	Purchase	Fixed Maturities	$148,886	$149,101	$169	$0
Prudential Insurance	December 2025	Purchase	Fixed Maturities	$28,011	$29,000	$781	$0
Prudential Insurance	December 2025	Purchase	Fixed Maturities	$9,337	$9,060	$0	$(277)
Windhill CLO 1, Ltd.	December 2025	Purchase	Fixed Maturities	$1,112	$1,112	$0	$0
Windhill CLO 1, Ltd.	December 2025	Sale	Fixed Maturities	$16,955	$17,075	$0	$(120)
Windhill CLO 2, Ltd.	December 2025	Sale	Fixed Maturities	$4,896	$4,920	$0	$(24)
Windhill CLO 3, Ltd.	December 2025	Sale	Fixed Maturities	$9,008	$9,076	$0	$(68)

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)
Windhill CLO 3, Ltd.	December 2025	Sale	Short-term Investments	$353	$353	$0	$0
Windhill CLO 4, Ltd.	December 2025	Sale	Fixed Maturities	$10,562	$10,662	$0	$(100)
Windhill CLO 5, Ltd.	December 2025	Sale	Fixed Maturities	$27,642	$27,913	$0	$(271)
Passaic Fund LLC	December 2025	Sale	Other Invested Assets	$35,828	$35,828	$0	$0

Debt Agreements
The Company is authorized to borrow funds up to $7 billion from affiliates to meet its capital and other funding needs. There was no debt outstanding as of December 31, 2025 and 2024.
The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $16 million, $39 million and $17 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Contributed Capital and Dividends
In February 2026, the Company received a capital contribution of $300 million from Prudential Insurance. In February, May, August and December 2025, the Company received capital contributions from Prudential Insurance in the amounts of $220 million, $216 million, $17 million and $400 million, respectively, with the May contribution including $208 million in invested assets. In December 2024, the Company received capital contributions in the amount of $416 million from Prudential Insurance in the form of invested assets. In February and December 2023, the Company received capital contributions in the amount of $405 million and $7 million, respectively, from Prudential Insurance.
In June 2024, there was a $550 million return of capital to Prudential Insurance. In June, September, and December 2023, there was a $300 million, $650 million, and $450 million return of capital, respectively, to Prudential Insurance.
In 2025, 2024, and 2023, the Company did not pay any dividends to Prudential Insurance.
Reinsurance with Affiliates
As discussed in Note 12, the Company participates in reinsurance transactions with certain affiliates.

17. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage and agricultural property loans. As of December 31, 2025 and 2024, the outstanding balances on these commitments were $85 million and $230 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.5 million and $0.3 million as of December 31, 2025 and 2024, respectively, which is a change of $0.2 million and $0.0 million for the years ended December 31, 2025 and 2024, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of December 31, 2025 and 2024, $2,142 million and $1,359 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements—(Continued)
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
Since 2001, Pruco Life entered into an arrangement with Prudential of Taiwan. In June 2021, PIIH completed the sale of Prudential of Taiwan. As a result of the sale, Pruco Life has a financial guarantee to stand ready to perform in an event that both Prudential of Taiwan and the Buyer default and fail to perform their obligations to make payments to the policyholders. Pruco Life has a liability of $31 million and $32 million as of December 31, 2025 and 2024, respectively, which represents the fair value of the guarantee and is amortized in revenue over a period which approximates the life of the underlying insurance in force. Since this obligation is not subject to limitations, it is not possible to determine the maximum potential amount due under this guarantee.

Guarantees of Asset Values

	December 31,
	2025	2024
	(in thousands)
Guaranteed value of third-parties assets	$4,186,284	$3,958,847
Fair value of collateral supporting these assets	$3,912,881	$3,543,500
Asset (liability) associated with guarantee, carried at fair value	$0	$111

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $100 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Annuities and Individual Life
California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al.
In January 2024, a putative class action complaint entitled California Advocates for Nursing Home Reform v. The Prudential Insurance Company of America and Pruco Life Insurance Company, et al., was filed in California Superior Court, Alameda County, alleging that the Company has failed to comply with California laws requiring that life insurance policies issued or delivered in California: (i) provide for a contractual 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide policyholders and designees with notice of payment default within 30 days and a 30-day advance written notice of pending lapse; and (iii) notify policyholders annually of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California’s Unfair Competition law ("UCL") and seeks unspecified damages along with declaratory and injunctive relief. In February 2024, defendants removed the action from California state court to the United States District Court for the Northern District of California. Plaintiff filed a motion to remand the action to the California Superior Court, Alameda County, and in December 2024, the motion was granted. In April 2025, Plaintiff filed a First Amended Complaint removing allegations related to the Unclaimed Life Insurance and Annuities Act, and the Defendant filed a demurrer seeking to dismiss the Amended Complaint. In October 2025, the Court issued an Order: (i) sustaining Defendant’s demurrer as to Plaintiff’s declaratory relief claim, and (ii) denying the demurrer as to the UCL claim.

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

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2025 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of December 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2026.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	42
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2025	159
	Schedule II—Condensed Financial Information of Registrant as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023	160
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

PRUCO LIFE INSURANCE COMPANY
Schedule I
Summary of Investments Other Than Investments in Related Parties
December 31, 2025
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,196,805	$1,117,320	$1,117,320
Obligations of U.S. states and their political subdivisions	460,634	434,528	434,528
Foreign governments	456,138	424,735	424,735
Asset-backed securities	5,051,514	5,076,048	5,076,048
Commercial mortgage-backed securities	1,370,898	1,354,310	1,354,310
Residential mortgage-backed securities	936,614	941,965	941,965
Public utilities	3,553,256	3,401,020	3,401,020
All other corporate bonds	35,134,183	34,801,972	34,801,972
Redeemable preferred stock	70,176	72,273	72,273
Total fixed maturities, available-for-sale	$48,230,218	$47,624,171	$47,624,171
Equity securities:
Common stocks:
Other common stocks	$2,569,208	$2,608,156	$2,608,156
Mutual funds	237,773	241,178	241,178
Non-redeemable preferred stocks	19,661	20,297	20,297
Total equity securities, at fair value	$2,826,642	$2,869,631	$2,869,631
Fixed maturities, trading	$5,241,598	$4,892,507	$4,892,507
Commercial mortgage and other loans	10,082,667		10,082,667
Policy loans	1,666,965		1,666,965
Short-term investments	320,794		320,794
Other invested assets	2,297,535		2,297,535
Total investments	$70,666,419		$69,754,270

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Position
December 31, 2025 and 2024
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2025 – $12,121; 2024 – $40,414) (amortized cost: 2025 – $44,270,098; 2024 – $33,648,311)(1)	$43,866,735	$31,964,802
Fixed maturities, trading, at fair value (amortized cost: 2025 – $5,203,043; 2024 – $4,391,322)	4,853,273	3,823,792
Equity securities, at fair value (cost: 2025 – $2,633,413; 2024 – $2,650,189)	2,676,833	2,623,758
Policy loans	527,440	422,891
Short-term investments (net of allowance for credit losses: 2025 – $0; 2024 – $49)	320,794	505,991
Commercial mortgage and other loans (net of $48,775 and $36,002 allowance for credit losses at December 31, 2025 and 2024, respectively)	9,497,730	7,281,995
Other invested assets (includes $77,641 and $12,999 of assets measured at fair value at December 31, 2025 and 2024, respectively)(1)	2,129,812	1,363,038
Total investments	63,872,617	47,986,267
Cash and cash equivalents(1)	2,586,041	3,144,542
Deferred policy acquisition costs	8,179,344	7,389,743
Accrued investment income(1)	548,524	405,115
Reinsurance recoverables and deposit receivables (net of $145 and $10 allowance for credit losses; includes $373,491 and $379,582 of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)	49,739,181	44,233,228
Investment in subsidiaries	1,618,782	1,472,500
Receivables from parent and affiliates	854,168	567,631
Deferred sales inducements	297,413	322,351
Income tax assets(1)	1,627,258	2,013,349
Market risk benefit assets	2,160,239	2,144,919
Other assets(1)	1,823,202	1,833,801
Separate account assets	103,737,191	103,635,702
TOTAL ASSETS	$237,043,960	$215,149,148
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$81,224,030	$65,114,184
Future policy benefits	26,224,147	23,096,707
Market risk benefit liabilities	3,986,790	3,788,800
Cash collateral for loaned securities	22,622	121,372
Reinsurance and funds withheld payables (includes $265 and $0 of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)	9,203,855	7,192,595
Payables to parent and affiliates(1)	2,418,541	3,653,229
Other liabilities(1)	2,303,716	3,950,118
Separate account liabilities	103,737,191	103,635,702
Total liabilities	229,120,892	210,552,707
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and 250,000 outstanding)	2,500	2,500
Additional paid-in capital	5,806,878	4,923,299
Retained earnings / (accumulated deficit)	2,104,835	272,519
Accumulated other comprehensive income (loss)	8,855	(601,877)
Total equity	7,923,068	4,596,441
TOTAL LIABILITIES AND EQUITY	$237,043,960	$215,149,148

(1) See Note 4 to the Consolidated Financial Statements for details of balances associated with variable interest entities.

See Notes to Condensed Financial Information of Registrant

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024, and 2023
(in thousands)

	2025	2024	2023
REVENUES
Premiums (includes $2,191, $(2,740) and $6,296 of gains (losses) from changes in estimates on deferred profit liability amortization for the years ended December 31, 2025, 2024, and 2023, respectively)	$500,031	$344,383	$289,344
Policy charges and fee income	1,623,176	6,677,744	1,476,927
Net investment income	2,912,127	2,154,525	1,507,280
Asset administration fees	192,382	212,328	223,803
Other income (loss)	2,242,832	743,843	747,789
Realized investment gains (losses), net	(1,242,504)	498,953	(1,102,789)
Change in value of market risk benefits, net of related hedging gains (losses)	(522,945)	(473,209)	(169,565)
TOTAL REVENUES	5,705,099	10,158,567	2,972,789
BENEFITS AND EXPENSES
Policyholders’ benefits	714,135	7,338,059	448,286
Change in estimates of liability for future policy benefits	(62,248)	(14,594)	6,067
Interest credited to policyholders’ account balances	1,116,400	956,863	557,510
Amortization of deferred policy acquisition costs	643,498	(285,676)	518,939
General, administrative and other expenses	1,134,168	1,180,030	1,074,134
TOTAL BENEFITS AND EXPENSES	3,545,953	9,174,682	2,604,936
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURE	2,159,146	983,885	367,853
Income tax expense (benefit)	411,664	147,233	14,006
INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES AND OPERATING JOINT VENTURE	1,747,482	836,652	353,847
Equity in earnings of subsidiaries	85,169	(12,237)	96,844
Equity in earnings of operating joint venture, net of taxes	(335)	(425)	(433)
NET INCOME (LOSS)	$1,832,316	$823,990	$450,258
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	914,172	(246,952)	632,819
Interest rate remeasurement of future policy benefits	(37,656)	45,461	(50,679)
Gain (loss) from changes in non-performance risk on market risk benefits	(169,143)	(401,884)	(597,135)
Other	66,284	(118,775)	(11,539)
Total	773,657	(722,150)	(26,534)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	162,925	(151,234)	(5,638)
Other comprehensive income (loss), net of taxes	610,732	(570,916)	(20,896)
Total comprehensive income (loss)	$2,443,048	$253,074	$429,362

See Notes to Condensed Financial Information of Registrant

PRUCO LIFE INSURANCE COMPANY
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023
(in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows from (used in) operating activities	$3,644,663	$3,363,590	$2,365,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	5,210,345	3,425,809	1,622,501
Fixed maturities, trading	1,560,828	800,588	95,872
Equity securities	2,278,334	957,650	189,210
Policy loans	173,984	157,478	152,275
Ceded policy loans	(108,452)	(87,521)	(117,589)
Short-term investments	872,948	1,280,677	444,983
Commercial mortgage and other loans	370,562	724,559	157,116
Other invested assets	267,660	73,632	17,405
Notes receivable from parent and affiliates	231,823	722	3,858
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(15,563,807)	(12,273,347)	(6,762,400)
Fixed maturities, trading	(2,534,641)	(1,819,224)	(857,717)
Equity securities	(2,453,816)	(2,373,213)	(678,790)
Policy loans	(253,540)	(222,724)	(236,886)
Ceded policy loans	95,058	117,552	147,961
Short-term investments	(792,990)	(1,412,350)	(679,224)
Commercial mortgage and other loans	(2,503,344)	(2,145,910)	(1,239,173)
Other invested assets	(859,300)	(406,031)	(174,680)
Notes receivable from parent and affiliates	(354,399)	(297,850)	(31)
Capital contributions to subsidiaries	(407,432)	(549,964)	(323,909)
Return of capital from subsidiaries	403,596	414,859	0
Other, net	(141,435)	164,779	(60,358)
Cash flows from (used in) investing activities	(14,508,018)	(13,469,829)	(8,299,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	15,792,652	16,148,664	10,508,549
Affiliated ceded policyholders’ account deposits	(1,778,143)	(826,393)	(870,031)
Policyholders’ account withdrawals	(4,229,523)	(3,600,010)	(3,287,164)
Affiliated ceded policyholders’ account withdrawals	398,376	454,788	360,211
Contributed capital	620,000	0	405,000
Return of capital	0	(550,000)	(1,400,000)
Other, net	(498,508)	(329,656)	28,817
Cash flows from (used in) financing activities	10,304,854	11,297,393	5,745,382
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(558,501)	1,191,154	(188,472)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,144,542	1,953,388	2,141,860
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,586,041	$3,144,542	$1,953,388

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	$174,626	$360,742	$57,749
Interest paid	$810	$2,644	$4,377

Significant Non-Cash Transactions
2025
"Cash flows from (used in) operating activities" for the year ended December 31, 2025 excludes certain non-cash activities in the amount of $(1,397) million related to the affiliated reinsurance transaction with The Prudential Insurance Company of America ("Prudential Insurance") effective October 1, 2025. See Note 12 for additional information.

2024
"Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, excludes certain non-cash activities in the amount of $(7,469) million primarily related to reinsurance recoverables and $6,722 million related to invested asset transfers, respectively. These transactions are associated with the unaffiliated reinsurance agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re"), effective October 1, 2024. Associated with the transaction with Wilton Re, "Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024, exclude largely offsetting affiliated non-cash activities in the amount of $7,190 million, primarily related to reinsurance recoverables and payables, and $(6,722) million related to invested asset transfers, respectively. These are related to the recapture of the risks associated with the business that had previously been reinsured with Prudential Arizona Reinsurance Universal Company ("PAR U") as well as assumption of those recaptured by Pruco Life Insurance Company of New Jersey from PAR U. See Note 12 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $(78) million related to the affiliated reinsurance transaction with Prudential Arizona Reinsurance Captive Company, effective October 1, 2024. See Note 12 for additional information.

"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $936 million related to the affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company and The Prudential Insurance Company of America, effective January 1, 2024. See Note 12 for additional information.

"Cash flows from (used in) investing activities" and "Cash flows from (used in) financing activities" for the year ended December 31, 2024 excludes non-cash activities related to invested asset transfers in the amount of $416 million, related to capital contributions the Company received from Prudential Insurance. See Note 16 for additional information.

2023
"Cash flows from (used in) operating activities" for the year ended December 31, 2023 excludes certain non-cash activities in the amount of $475 million related to the novated indexed variable annuities under the reinsurance agreement with Fortitude Life Insurance & Annuity Company (“FLIAC”). See Note 12 for more details regarding this transaction.

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

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 2026.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Scott E. Gaul
Scott E. Gaul
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2026.

Signature	Title

/s/ Scott E. Gaul	President,
Scott E. Gaul	Chief Executive Officer and Director

/s/ Markus Coombs	Chief Financial Officer and Director
Markus Coombs

*Alan M. Finkelstein	Director
Alan M. Finkelstein

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Reshma V. Abraham	Director
Reshma V. Abraham

*Bradley O. Harris	Director
Bradley O. Harris

* By:	/s/ Amy Woltman
Amy Woltman
(Attorney-in-Fact)